Form 10-K
period 2004-01-03
BAKERS FOOTWEAR GROUP INC
filed 2004-04-02
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50563

Bakers Footwear Group, Inc.

(Exact name of Registrant as Specified in Its Charter)

Missouri	43-0577980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2815 Scott Avenue, St. Louis, Missouri (Address of Principal Executive Offices)	63103 (Zip Code)

Registrant’s telephone number, including area code:

(314) 621-0699

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      There is no non-voting common equity. The Registrant consummated its initial public offering on February 10, 2004. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $11.60 for the shares on the Nasdaq National Market on March 31, 2004) was approximately $34,096,564, as of March 31, 2004. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the Registrant’s common stock have been treated as held by affiliates. There was no market for the Registrant’s common stock prior to the initial public offering.

      Immediately after the Registrant closed the sale of 324,000 shares of common stock in connection with the underwriters’ exercise of their over-allotment option, relating to the Registrant’s initial public offering, on March 12, 2004, there were 5,102,481 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s fiscal year (the “2004 Proxy Statement”) are incorporated by reference in Part III.

PART I

Item 1.	Business.

General

      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We sell both private label and national brand dress, casual and sport shoes, boots, sandals and accessories. We strive to create a fun, exciting and fashion oriented customer experience through an attractive store environment and an enthusiastic, well-trained sales force. Our Bakers stores’ buying teams constantly modify our product offering to reflect widely accepted fashion trends. As of January 3, 2004, we operated 185 of our 215 stores under the Bakers format, which targets young women between the ages of 12 and 29. This target customer is in a fast growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. Based on our analysis of our competitors, we believe that our Bakers stores are the only national, full service retailer specializing in moderately priced footwear for this segment. We also operate the Wild Pair chain, which consisted of 30 stores as of January 3, 2004 and offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 24. As a result of offering a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores.

      On February 10, 2004, we sold 2,160,000 shares of our common stock in our initial public offering. We sold an additional 324,000 shares of our common stock on March 12, 2004 in connection with the exercise of the over-allotment option relating to our initial public offering. Upon consummation of our initial public offering our previously outstanding shares of capital stock and our subordinated convertible debentures converted into shares of our one class of common stock. Please see the information set forth herein under “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” which is incorporated herein by this reference. In connection with our initial public offering, we took a variety of corporate actions. Please see the information set forth herein under “Item 4. Submission of Matters to a Vote of Security Holders” which is incorporated herein by this reference. As of February 29, 2004, we operated 207 stores, 178 of which were Bakers stores and 29 were Wild Pair stores.

      In this Annual Report on Form 10-K, we refer to the fiscal years ended December 31, 1999, December 30, 2000, January 5, 2002, January 4, 2003 and January 3, 2004 and the fiscal years ending January 1, 2005 and December 31, 2005 as “fiscal year 1999,” “fiscal year 2000,” “fiscal year 2001,” “fiscal year 2002,” “fiscal year 2003,” “fiscal year 2004” and “fiscal year 2005,” respectively. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Company History

      We were founded in 1926 as Weiss-Kraemer, Inc., which was later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously spent 12 years in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we teamed with Bakers’ existing management to purchase selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and merchandise inventory from Edison Brothers, which had filed for bankruptcy protection in March 1999. We also retained the majority of Bakers’ employees, including key senior management, merchandise buyers, store operating personnel and administrative support personnel. At the time of the acquisition, we had approximately 60 Weiss and Neuman locations, which we have subsequently closed or re-merchandised into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc.

      We operate as one business segment for accounting purposes. See “Item 8. Financial Statements and Supplementary Data.” We are incorporated under the laws of the State of Missouri. Our executive offices are located at 2815 Scott Avenue, St. Louis, Missouri 63103 and our telephone number is (314) 621-0699.

Information on the retail website for our Bakers stores, www.bakersshoes.com, is not part of this Annual Report on Form 10-K.

Competitive Advantages

      We believe our long operating history and management expertise provide us several key competitive advantages that have historically allowed us to operate our stores to generate strong cash flow and operating margins.

     Our Reputation as a Leading Fashion Footwear Retailer for Young Women.

•	We strive to be the store of choice for young women between the ages of 12 and 29 who seek quality, fashionable footwear at an affordable price. Based on our analysis of our competitors, we believe we are the only national, full service retailer specializing in serving this segment. We provide a high energy, fun shopping experience and attentive, personal service primarily in highly visible fashion mall locations.

•	The average retail prices of our private label footwear range from $39 to $65. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base.

•	Our micro-merchandising strategy enables us to adapt our store inventories with the trends and demographics of individual locations. As a result, we are able to stock the styles our customers desire, increasing sales and customer loyalty.

•	Our marketing initiatives foster additional customer loyalty, while expanding our presence in serving our target market. This can be exemplified by our successful introduction of our Bakers Frequent Buyer Card, which our customers purchase to obtain a discount on all future purchases until the expiration of the card.

     A Disciplined Management Approach.

•	We believe our senior management team combines a unique blend of experience with our company and other national specialty retailers. Our six-member senior management team averages approximately 24 years of individual experience in footwear and accessories retailing.

•	Our organizational structure is designed to respond to the changes that are inherent in our business. Our senior management, merchandisers and buyers work closely with our flexible network of manufacturing sources and efficient third-party distribution system to give our customers the styles they demand in a timely manner.

•	During the recent challenges in the retail environment, our senior management team utilized our management structure to effectively control overhead and our administrative operations. We also reacted quickly to changes in consumer demand and strategically reduced inventory purchases to reduce the need for markdowns and clearance merchandise.

•	We intend to continually focus on improving profitability by:

—	Leveraging our investment in corporate infrastructure. We have invested in technology, including integrated inventory management and logistics systems, point of sale systems and equipment, and planning and allocation systems. Because these information systems and personnel costs are primarily fixed, as net sales increase, our profitability should increase at a greater rate.

—	Improving our inventory turns through the use of our new planning, allocation and assortment planning systems, and through the increase in our mix of branded products, which should lead to fewer markdowns.

—	Constantly reviewing our store locations and proactively closing underperforming stores and remodeling older stores, while building new stores with attractive unit economics.

     Sourcing Capabilities.

      A key factor in our ability to offer our merchandise at moderate prices and respond quickly to changes in consumer trends is our sourcing proficiency. We rely primarily on third party foreign manufacturers in China, Brazil, Italy, Spain and other countries for the production of our private label merchandise. Our buying agents have long-term relationships with these manufacturers and have been successful in minimizing the lead times for sourcing merchandise. These relationships have allowed us to work very close to our expected delivery dates and reduce our markdowns. In addition, our “test and react” strategy supported by these strong relationships with manufacturers allows our merchandising and buying teams to test new styles and react quickly to fashion trends, while keeping fast-moving inventory in stock.

     Advanced Inventory Management Systems.

      In fiscal year 2003, we completed the final step in the implementation and integration of our planning, purchasing, allocation, assortment planning and point of sale systems. These systems allow us to better execute our micro-merchandising strategy through more efficient management and allocation of our store inventories to reduce further our response times in reaction to fashion trends. Our micro-merchandising strategy requires us to adapt the merchandise mix by location, with different assortments depending on store level customer demographics. We now have the capability to constantly monitor inventory levels and purchases by store, enabling us to manage our merchandise mix.

      We believe that effective use of our systems has allowed us to reduce markdowns, resulting in higher gross margins. Over the last 18 months, our systems facilitated the process of reducing inventory commitments in light of changes in consumer demand. Our buyers and inventory management team were able to efficiently adjust our store inventory levels to effectively control excess inventory and markdowns.

     Flexible Store Location Strategy.

      Our multiple concepts and variety of formats within these concepts allow us to operate profitably in a wide range of shopping malls. New and remodeled Bakers stores located in A and B malls have been designed in a new format. 32 locations have been remodeled to feature this format and have shown stronger sales and profits than non-remodeled stores. We continue to operate lower cost formats in C malls which can generate the same return on investment as the new format store. Additionally, our Wild Pair concept, operating at a similar return on investment, can succeed in smaller spaces than those typically required by Bakers stores. Wild Pairs’ higher sales per square foot often allow it to operate in some higher-end malls as well. This flexibility to operate in a wide variety of malls enhances Bakers’ potential to grow and supports strong landlord relationships with the national real estate developers.

Strategy

      Our goal is to position Bakers as the fashion footwear merchandise authority for young women. We intend to effect this strategy through:

     Opening New Stores in Key Locations.

•	We plan to open new stores in a controlled and disciplined manner. Our strong relationships with landlords allow us to secure desirable locations in fashion malls. In selecting a specific site, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to the specific location.

•	Once we have identified a key location and secured a lease, we build our store in our distinctive new upscale contemporary format. We expect these new stores to average approximately $750,000 a year in store volume and contribute approximately $100,000 of cash flow per year. We have identified 200 additional locations for new format stores and plan to open approximately 15 new stores by the end of fiscal year 2004 and an additional 30 to 35 new stores in fiscal year 2005. We also have identified 100 of our current stores for remodeling into new format stores.

•	While we are not currently in negotiations, from time to time, we will explore acquisitions of regional chains or groups of stores. Historically, we have been able to acquire stores at prices below our cost to open new stores. For example, in fiscal year 2002, we spent $1.8 million to acquire 33 former Sam & Libby locations. We spent approximately $360,000 to convert those 33 locations into our formats. The expenditures consisted mainly of minor remodeling, signage, and point of sale equipment and software, and averaged approximately $11,000, excluding inventory, for each location. These costs are considerably below our typical cost to open a new store of $200,000, and accordingly, these stores have had a substantially higher return on invested capital.

•	Management believes that the operating infrastructure we have in place is capable of integrating a significant number of new stores with little additional increase in general and administrative expenses. Virtually all of our senior management executives have held similar positions at specialty retail chains of substantially greater size. We believe that our buying teams have sufficient levels of experience to support our expected new store growth. Finally, we believe that our information and logistics systems are scalable to support significant growth.

•	We opened a total of 41 stores in key locations in fiscal year 2002, including the 33 former Sam & Libby stores we acquired. In fiscal year 2003, we opened three new stores.

     Expanding Presence of New Format Stores.

•	We are in the process of remodeling existing Bakers stores into our new format design which will provide a consistent look with our newly opened stores. Through January 3, 2004, 32 existing Bakers stores have been remodeled into the new store format. Sales of the remodeled stores showed significant increases in volume after they are opened in the new format. We believe the new format stores average higher annual sales because they feature a distinctive upscale contemporary format that is attractive to our customers.

•	Construction costs to remodel stores into the new format average approximately $200,000 and the remodeling requires the store to be closed for four to five weeks. We plan to remodel existing stores into the new format in locations where we believe the additional investment will produce a higher return on investment than maintaining the current format. We plan to remodel approximately 17 existing stores into the new format during fiscal year 2004 and have identified an additional 80 stores to be upgraded. Typically, our stores are remodeled in connection with a lease renewal. Construction management for the remodeling is provided by third party contractors for fixed fees.

•	In addition to transforming stores into the new concept, we are performing minor remodeling at selected stores. Typically, the minor remodeling is undertaken in conjunction with the signing of a new lease. Construction costs for the minor remodels average $40,000. These stores often generate lower sales volume but a similar return on investment. During fiscal year 2004, we plan to undertake minor remodeling projects at ten of our stores.

     Continuously Introducing New Merchandise to Maintain Inventory Freshness.

•	We keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting today’s young women into the footwear and accessory styles they desire.

•	We employ a test and react strategy that constantly updates our product mix while minimizing inventory risk. This strategy is supported by our strong relationships with manufacturers which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react quickly to fashion trends and keep fast-moving inventory in stock.

•	To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

     Increasing the Sale of Branded Merchandise.

•	Approximately 17.1% of our net shoe sales for fiscal year 2003 consisted of branded footwear, up from 9.3% in fiscal year 2000. Bakers stores began to sell national branded footwear in fiscal year 2000 because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk.

•	We believe the further penetration of national branded merchandise as a percentage of our product mix will be a key driver of same store sales growth, as it serves to increase customer traffic and customer loyalty in our stores, which we believe will also increase the sales of our private label merchandise.

Product Development and Merchandising

      Our merchants analyze, interpret and translate current and emerging lifestyle trends into footwear and accessories for our target customers. Our merchants and senior management use various methods to monitor changes in culture and fashion.

      For example, we monitor current music, television, movie and magazine themes as they relate to clothing and footwear styles. Our buyers travel to major domestic and international markets, such as New York, London and Milan, to gain an understanding of fashion trends. We attend major footwear trade shows and analyze various information services which provide broad themes on the direction of fashion and color for upcoming seasons.

      A crucial element of our product development is our test and react strategy, which lowers our inventory risk. We typically buy small quantities of new footwear and deliver merchandise to a cross-section of stores. We closely monitor sell-through rates on test merchandise and, if the tests are successful, quickly re-order product to be distributed to a larger base of stores. Frequently, in as little as a week, we can make initial determinations as to the results of a product test.

      In addition to our test and react strategy, we can also reduce our fashion risk exposure by increasing the national branded component of our merchandise mix. The national brands carried by our stores tend to focus on fashion basic merchandise supported by national advertising by the producer of the brand, which helps generate demand from our target customer. We believe we gain substantial brand affinity by carrying these lines. We believe that a customer who enters our store with the intent of shopping for national branded footwear will consider the purchase of our lower price, higher gross margin private label merchandise.

Product Mix

      We sell both casual and dress footwear. Casual footwear include sport shoes, sandals, athletic shoes, outdoor footwear, casual daywear, weekend casual, casual booties and tall-shafted boots. Dress footwear includes career footwear, tailored shoes, dress shoes, special occasion shoes and dress booties.

     Private Label.

      Our private label merchandise, which comprised over 82.9% of our net shoe sales in our stores for fiscal year 2003, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise. We currently have two dress footwear buyers, three casual footwear buyers and two accessory buyers.

      To produce our private label footwear, we generally begin with a shoe that our buying teams have discovered during their travels or that is brought to us by one of our commissioned buying agents. Working with our agents, we develop a prototype shoe, which we refer to as a sample. We control the process by focusing on key color, fabric and pattern selections, and collaborate with our buying agents to establish production deadlines. Once our buyers have approved the sample, our buying agents arrange for the purchase of necessary materials and contract with factories to manufacture the footwear to our specifications.

      We establish manufacturing deadlines in order to ensure a consistent flow of inventory into the stores. Our disciplined product development process has led to a reduction in lead times. Depending upon where the shoes are produced and where the materials are sourced, we can have shoes delivered to our stores in four to eight weeks. For more information, please see “— Sourcing and Distribution.”

      Our success depends upon our customers’ perception of new and fresh merchandise. Our test and react strategy reduces our risk on new styles of footwear. We also reduce our markdown risk by re-interpreting our core product. Approximately one-half of our private label mix is core product, which we define as styles that carry over for multiple seasons. Our buyers make changes to core product which include colors, fabrications and modified styling to create renewed interest among our customers. We also have relationships with some producers of national brands that, from time to time, produce comparable versions of their branded footwear under our private label brands.

      Our information systems are designed to identify trends by item, style, color and/or size. In response, our merchandise team generates a key-item report to more carefully monitor and support sales, including reordering additional units of certain items, if available. Merchandising teams and buyers work together to develop new styles to be presented at monthly product review and selection meetings. These new styles incorporate variations on existing styles in an effort to capitalize further on the more popular silhouettes and heel heights or entirely new styles and fabrications that respond to emerging trends or customer preferences.

     National Brands.

      In 2000, our Bakers stores began to carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 9.3% of net shoe sales in fiscal year 2000, 13.6% in fiscal year 2001, 19.0% in fiscal year 2002, and 17.1% for fiscal year 2003. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Skechers®, Guess Sport®, Steve Madden®, Diesel®, bebe® and Chinese Laundry®. We believe offering nationally recognized brands is a key element to attracting appearance conscious young women. We believe it is strategically important to increase the branded component of our merchandise mix, which should drive comparable store sales. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our relatively fixed operating costs.

     Accessories.

      Our accessories include handbags, jewelry, sunglasses, ear clips and earrings, hosiery, scarves and other items. Our accessory products allow us to offer the convenience of one-stop shopping to our customers, enabling them to complement their seasonal ready-to-wear clothing with color coordinated footwear and accessories. Accessories add to our overall sales and typically generate higher gross margins than our footwear. Our average selling price for handbags is $15, and for all accessories, excluding handbags, the average selling price is $5.

     Merchandise Mix.

      The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2000, 2001, 2002 and 2003:

	Fiscal Year

Category	2000	2001	2002	2003

Private Label Footwear	84.5%	79.6%	73.0%	75.0%
Branded Footwear	8.7%	12.5%	17.2%	15.5%
Accessories	6.8%	7.9%	9.8%	9.5%

Total	100.0%	100.0%	100.0%	100.0%

     Planning and Allocation.

      We have developed a micro-merchandising strategy for each of our Bakers stores through market research and sales experience. We maintain the level and type of styles demanded by subsets of our target customers. We have categorized each of our Bakers stores as being predominantly a mainstream, fashion or urban location, and if appropriate we identify subcategories for certain stores. We have implemented a similar micro-merchandising strategy for our Wild Pair stores.

      Our micro-merchandising strategy of classifying multiple stores and merchandising them similarly based upon customer demographics enables our merchants to provide an appropriate merchandise mix in order to meet that particular store’s customers’ casual, weekend/club, career and special occasion needs. In determining the appropriate merchandise mix and inventory levels for a particular store, among other factors, for a particular store’s profile, we consider:

•	selling history;

•	importance of branded footwear;

•	importance of accessories;

•	importance of aggressive fashion;

•	the stock capacity of the store; and

•	sizing trends and color preferences.

      Our merchandising plan includes sales, inventory and profitability targets for each product classification. This plan is reconciled with our store sales plan, a compilation of individual store sales projections that is developed biannually, but reforecasted monthly. We also update the merchandising plan on a monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department, which analyzes trends on a weekly, and sometimes daily, basis. We use the reforecasted merchandising plan to adjust production orders as needed to meet inventory and sales targets. This process keeps tight control over our inventory levels and reduces markdowns.

      Our buyers typically order merchandise 60 to 90 days in advance of anticipated delivery. Frequently, we order merchandise 30 to 60 days in advance of delivery. This strategy allows us to react to both the positive and negative trends and customer preferences identified through our information systems and other tracking procedures. Through this purchasing strategy, we can take advantage of positive trends by quickly replenishing our inventory of popular products. This strategy also reduces our exposure to risk because we are less likely to be overstocked with less desirable items. During the recent challenging retail environment, we reacted quickly to declining sales trends by reducing purchases and keeping inventories in line to avoid excessive markdowns.

     Clearance.

      We utilize rigorous clearance and markdown procedures to reduce our inventory of slower moving styles. Our management carefully monitors pricing and markdowns to facilitate the introduction of new merchandise and to maintain the freshness of our fashion image.

      We have five clearance sales each year, which coincide with the end of a particular selling season. For more information regarding our selling seasons, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.” During a clearance sale, we instruct our stores systematically to lower the price of the items, and if not sold, to ship them to 10 to 12 of our stores which have special clearance sections. We believe that our test and react strategy and our careful monitoring of inventories and consumer buying trends help us to reduce sales at clearance prices.

Stores

     Store Locations and Environment.

      Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,400 square feet and are primarily located in regional shopping malls. Seven of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations.

      Our stores are designed to create a clean, upscale boutique environment, featuring contemporary finishings and sophisticated details. Glass exteriors allow passersby to see easily into the store from the high visibility, high traffic locations in the malls where we have located most of our stores. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of accessories.

      Following is a list of our stores by state as of January 3, 2004:

No.
Stores

Alabama	1
Arizona	2
Arkansas	1
California	31
Colorado	4
Connecticut	2
Delaware	1
Florida	18
Georgia	15
Idaho	1
Illinois	17
Indiana	5
Kansas	2
Louisiana	5
Maryland	5
Massachusetts	4
Michigan	8
Minnesota	2
Mississippi	1
Missouri	7

No.
Stores

Nebraska	2
Nevada	4
New Jersey	9
New Mexico	1
New York	17
North Carolina	2
Ohio	5
Oklahoma	2
Pennsylvania	8
Rhode Island	1
South Carolina	1
Texas	17
Utah	4
Virginia	4
Washington	3
Wisconsin	3

Total Stores	215 *
Total States	36

*	Excludes our Internet site, which is merchandised as a Bakers store.

      Every three weeks, we provide the stores with specific merchandise display directions from the corporate office. Our in-store product presentation utilizes a variety of different fixtures to highlight the breadth of our product line. Various fashion themes are displayed throughout the store utilizing combinations of styles and colors.

     Store Concepts.

      We operate our stores under two different concepts, Bakers and Wild Pair. As of January 3, 2004, 185 of our stores were Bakers stores and 30 of our stores were Wild Pair stores.

     Bakers

      Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 12 and 29.

     Wild Pair

      Our Wild Pair stores feature fashion-forward merchandise for hip young women and men between the ages of 17 and 24 and are becoming recognized for reflecting the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a “club” atmosphere and a fast, fun environment within our Wild Pair stores.

      Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

      The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer:	Women — ages 12-29	Men & women — ages 17-24
Key brands:	Skechers®, Guess Sport®, Steve Madden®, bebe®, Diesel® and Chinese Laundry®	Steve Madden®, Steve Madden Men’s®, Guess Sport®, Skechers®, Candies®, Chinese Laundry®, Diesel Women’s®, Diesel Men’s®, Luichiny®, Rocket Dog®, Volatile®, Perry Ellis Men’s® and Puma®
Fashion content:	Widely-accepted	Edgy, lifestyle-based
Number of stores (as of
January 3, 2004):	185	30
Approximate average size:	2,450 square feet	1,800 square feet

Store Economics.

      Our stores can operate profitably in a wide range of mall classifications. We principally open our new stores in malls that are considered “A” and “B” locations. However, some of our stores are located in malls that are less attractive and do not warrant the investment required to fully remodel a store at its lease renewal. However, we will continue to operate these stores as long as they meet profitability requirements. In addition, these stores are valuable in maintaining strong relationships with our national landlords. Many of these stores are larger in size than our newly designed stores, but have significantly lower per square foot occupancy costs.

      We expect new stores to average approximately $750,000 per year in store volume and contribute approximately $100,000 of cash flow from operating activities per year. We typically invest approximately $200,000 in new store construction costs.

      During our transition from Weiss and Neuman to Bakers, we closed a significant number of stores that were either underperforming or did not meet our strategy. We closed 40 stores in fiscal year 2000, 21 in fiscal year 2001, and 10 in fiscal year 2002. We closed 21 stores in fiscal year 2003, primarily due to a lack of profitability. We have completed the planned closing of an additional eight stores in fiscal year 2004 as of February 29, 2004.

Store Operations.

      Our store operations are organized into three divisions, east, central and west, which are subdivided into 15 regions. Each region is managed by a regional manager, who is typically responsible for 12 to 16 stores. Each store is typically staffed with a manager and an assistant manager, in addition to approximately five sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

      Our regional managers are primarily responsible for the operation and results of the stores in their region, including the hiring or promotion of store managers. We develop new store managers by promoting from within and selectively hiring from other retail organizations. Our store managers are primarily responsible for sales results, customer service training, hiring of store level staff, payroll control and shortage control. Merchandise selections, inventory management and visual merchandising strategies for each store are largely determined at the corporate level and are communicated by email to the stores generally on a weekly basis.

      Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. From time to time, we run sales contests to encourage our sales associates to maximize sales volume. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Regional and area managers receive base compensation plus incentive compensation based on meeting profitability benchmarks. Each of our managers carefully controls the payroll hours used each week in conjunction with a budget provided by the regional manager.

      We have well-established store operating policies and procedures and use an in-store training regimen for all new store employees. On a regular basis, our merchandising staff provides the stores with merchandise presentation instructions, which include diagrams and photographs of fixture presentations. In addition, our internal newsletter provides product descriptions, sales histories and other milestone information to sales associates to enable them to gain familiarity with our product offerings and our business. We offer our sales associates a discount on our merchandise to encourage them to wear our merchandise and to reflect our lifestyle image both on and off the selling floor.

      Our regional managers are responsible for completing a loss prevention program in each of our stores. Our loss prevention efforts include monitoring returns, voided transactions, employee sales and deposits, as well as educating our store personnel on loss prevention. We monitor inventory through electronic receipt acknowledgment to better monitor loss prevention factors, which allows us to identify variances and further to reduce our losses due to damage, theft or other reasons. Since these systems were implemented, our shrinkage has dropped significantly. In addition to these internal control measures, we commission an independent loss prevention audit twice per year.

Sourcing and Distribution

      We source each of our private label product lines separately based on the individual design, styling and quality specifications of those products. We do not own or operate any manufacturing facilities and rely primarily on third party foreign manufacturers in China, Brazil, Italy, Spain, and other countries for the production of our private label merchandise.

      We believe that this sourcing of footwear products and our short lead times minimize our working capital investment and inventory risk, and enable efficient and timely introduction of new product designs. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. The principal materials used in the manufacture of our footwear and accessory merchandise are available from any number of domestic or international sources.

      Management, or its agents, performs an array of quality control inspection procedures at stages in the production process, including examination and testing of:

•	prototypes of key products prior to manufacture;

•	samples and materials prior to production; and

•	final products prior to shipment.

      All of the merchandise for our stores is initially received, inspected, processed and distributed through one of our two distribution centers, each of which is part of a third-party warehousing system. Merchandise that is manufactured in Asia is delivered to our west coast distribution center in Los Angeles, California, and merchandise that is manufactured elsewhere in the world is delivered to our east coast distribution center located near Philadelphia, Pennsylvania. In accordance with our micro-merchandising strategy, our allocation teams determine how the product should be distributed among the stores based on current inventory levels, sales trends, specific product characteristics and the buyers’ input. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution center using third party carriers, and any goods not shipped to stores are stored in warehouse space in Sikeston, Missouri, for replenishment purposes.

Information Systems and Technology

      Our information systems integrate our individual stores, merchandising, distribution and financial systems. Daily sales and cash deposit information is electronically collected from the stores’ point of sale terminals nightly. This allows management to make timely decisions in response to market conditions. These include decisions about pricing, markdowns, reorders and inventory management. Our customers use cash, checks and third-party credit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

      Currently, our focus is the further integration of our planning, purchasing and point of sale systems. We have recently completed the transition to a new point of sale system and implemented Arthur Allocation and MarketMax assortment planning. These new systems allow us to better execute our micro-merchandising strategy through more efficient management and allocation of our store inventories to reduce further our response times in reaction to fashion trends. In addition, these systems also allow us to identify and reduce our losses due to damage, theft or other reasons, and to improve monitoring of employee productivity.

Marketing Through In-Store Advertising

      Our marketing consists primarily of an in-store, high-impact, visual advertising campaign. Marketing materials are particularly positioned to exploit our high visibility, high traffic mall locations. Banners in our windows and signage on our walls and tables may highlight a particular fashion story, a seasonal theme or a featured piece of merchandise. We utilize promotional giveaways or promotional event marketing.

      To cultivate brand loyalty, we successfully introduced our Bakers Frequent Buying Card program nationwide in late 2001. This program allows our customers to purchase a plastic, bar-coded card bearing our logo in order to obtain a discount on all future purchases in our stores until the expiration of the card. We believe that this program has improved customer loyalty.

Competition

      We believe that our Bakers stores have no direct national competitors who specialize in full-service, moderate-priced fashion footwear for young women. Yet, the footwear and accessories retail industry is highly competitive and characterized by low barriers to entry.

      Competitive factors in our industry include:

•	brand name recognition;

•	product styling;

•	product quality;

•	product presentation;

•	product pricing;

•	store ambiance;

•	customer service; and

•	convenience.

      We believe that we match or surpass our competitors on the competitive factors that matter most to our target customer. We offer the convenience of being located in high-traffic, high-visibility locations within the shopping malls in which our customer prefers to shop. We have a focused strategy on our target customer that offers her the fun store atmosphere, full service and style that she desires.

      Several types of competitors vie for our target customer:

•	department stores (such as Bloomingdale’s, Dillard’s, Macy’s and May Department Stores);

•	national branded wholesalers (such as Candie’s, Nine West, Steve Madden and Vans);

•	national branded off-price retailers (such as DSW, Rack Room and Shoe Carnival);

•	national specialty retailers (such as Finish Line, Journey’s, Naturalizer, Aldo’s and Parade of Shoes);

•	regional chains (such as Cathy Jean and Sheik);

•	discount stores (such as Wal-Mart, Target and K-Mart); and, to a lesser extent,

•	apparel retailers (such as bebe, Charlotte Russe, Express, Rampage and Wet Seal).

      Department stores generally are not located within the interior of the mall where our target customer prefers to shop with her friends. National branded wholesalers generally have a narrower line of footwear with higher average price points and target a more narrowly focused customer. Specialty retailers also cater to a different demographic than our target customer. Regional chains generally do not offer the depth of private label merchandise that we offer. National branded off-price retailers and discount stores do not provide the same level of fashion or customer service. Apparel retailers, if they sell shoes or accessories, generally offer a narrow line of styles, which can encourage a customer to come to our store to purchase shoes or accessories to complement her new outfit. Our competitors sell a broad assortment of footwear and accessories that are similar and sometimes identical to those we sell, and at times may be able to provide comparable merchandise at lower prices. While each of these different distribution channels may be able to compete with us on fashion, value or service, we believe that none of them can successfully match or surpass us on all three of these elements.

      Our Wild Pair stores compete on most of the same factors as Bakers. However, due to Wild Pair’s market position, it is subject to more intense competition from national specialty retailers and national branded wholesalers.

History of Bakers Shoe Stores

      Under Edison Brothers, the first Bakers shoe store opened in Atlanta, Georgia, in 1924. Bakers grew to be one of the nation’s largest women’s moderately priced specialty fashion footwear retailer. At its peak in 1988, Bakers had grown to approximately 600 stores. At that time, it was one of several footwear, apparel and entertainment retail specialty chains that were owned and operated by Edison Brothers, which in 1995 had over 2,500 stores in the United States, Puerto Rico, the Virgin Islands, Mexico and Canada. Edison Brothers filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. After an unsuccessful reorganization, Edison Brothers refiled for bankruptcy on March 9, 1999, and immediately commenced a liquidation of all its assets. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, approximately 200 store locations, from Edison Brothers Stores, Inc., the debtor-in-possession.

Employees

      As of January 3, 2004, we employed approximately 597 full-time and 1,635 part-time employees. As of January 3, 2004, we employed approximately 108 of our employees in general administrative functions at our corporate offices and warehouse, and 2,124 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Intellectual Property and Proprietary Rights

      We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademarks BakersTM and Wild Pair®. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “— Our ability to expand into some territorial and foreign jurisdictions under the trademarks ‘Bakers’ and ‘Wild Pair’ is restricted” and “— Our potential inability or failure to register, renew or otherwise protect our trademarks could have a negative impact on the value of our brand names” below.

Cautionary Statements Regarding Forward-Looking Statements and Certain Risks

      This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties or other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on those statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after such dates. You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

      These risks, uncertainties and other factors, including the risks set forth below, may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Form 10-K include, but are not limited to, the following risks including those described in more detail below:

•	our expectations regarding future financial results or performance contained in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”);

•	our business strategy;

•	the market opportunity for our services and products;

•	our estimates regarding our capital requirements and needs for additional financing;

•	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts; and

•	changes in general economic and business conditions and the risks referred to below.

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability and our image as a fashion resource for our customers.

      The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales and net income are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptance of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in fiscal year 2002 and the nine months ended October 4, 2003, changes in consumer fashion trends, primarily a decline in demand for boots and booties and a preference for low priced flip-flops, negatively impacted sales and profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A decline in general economic conditions could lead to reduced consumer demand for our footwear and accessories and could lead to reduced sales and a delay in our expansion plans.

      In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy or an uncertain economic outlook would adversely affect consumer spending habits, which would likely cause us to delay or slow our expansion plans and result in lower net sales than expected on a quarterly or annual basis.

We are susceptible to operating losses which would adversely affect our business and an investment in our common stock.

      From time to time, we have had and in the future we could have operating losses because of fashion preferences, general economic conditions and other factors. For example, for the nine months ended October 4, 2003, we incurred a net loss of approximately $3.6 million and an operating loss of $2.2 million. Such future losses could adversely affect our business and an investment in our common stock.

Our failure to integrate a significant number of new stores could strain our resources and cause the performance of our existing stores to suffer.

      Our growth will largely depend on our ability to open and operate new stores successfully. We expect to open a total of approximately 45 to 50 additional new stores by the end of fiscal year 2005 in new and existing markets. Although we have successfully integrated a significant number of new stores in the past, including the former Sam & Libby stores, that growth primarily related to acquisitions. We expect a large portion of our future growth to occur through the development of new stores. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our business.

      If we fail to successfully implement our growth strategy, the opening of new stores, in new or current markets, could be delayed or prevented, could cost more than we have anticipated and could divert resources from other areas of our business, any of which would have a material adverse effect on our sales and earnings growth.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our annual and quarterly operating results particularly susceptible to changes in customer shopping patterns.

      To prepare for peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other times of the year. Any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and could negatively impact our profitability.

      Traditionally, our sales and net income during the second and fourth quarters of our fiscal year are significantly higher due primarily to increased shopping during the spring/ summer prom and wedding season and the winter holiday season. In contrast, our sales and net income are typically lower during the first quarter of our fiscal year due, in part, to the traditional retail slowdown immediately following the winter holiday season and during our third quarter because we have two of our five clearance sales during the third quarter. In addition to our normal seasonal fluctuations, some events, in particular the Easter holiday, shift between fiscal quarters due to the nature of our fiscal year. This shift will likely affect customer shopping patterns and will influence our quarterly comparable results.

Fluctuations in our quarterly results of operations could cause the price of our common stock to decline substantially.

      In addition to holiday shifts and customer shopping patterns, our quarterly results are affected by a variety of other factors, including:

•	fashion trends;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions;

•	changes in general economic conditions; and

•	actions of competitors, mall anchor stores or co-tenants.

      Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, quarterly comparable store sales for fiscal year 2003 compared to fiscal year 2002 were: a decline of 13.5% in the first quarter, a decline of 2.1% in the second quarter, a decline of 4.0% in the third quarter and an increase of 4.0% in the fourth quarter. While in management’s opinion sales during these periods cannot be used as an accurate indicator of annual results, if our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Our market share may be adversely impacted at any time by a significant number of competitors.

      We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors, including national branded wholesalers, national specialty retailers, regional chains, national branded off-price retailers, traditional department stores, discounters and apparel retailers. Many of our competitors may be larger and have substantially greater resources than we do. Our market share and results of operations are adversely impacted by this significant number of competitors. For more information about our competition, please see “Business — Competition.”

The departure of members of our senior management team could adversely affect our business.

      The success of our business depends upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the design, procurement and allocation of our merchandise. Retention of senior management is especially important in our business due to the limited availability of experienced and talented retail executives. If we were to lose the services of Peter Edison, our Chairman and Chief Executive Officer, or Michele Bergerac, our President, or other members of our senior management, our business could be adversely affected if we are unable to employ a suitable replacement in a timely manner.

Our failure to maintain good relationships with our manufacturers could harm our ability to procure quality inventory in a timely manner.

      Our ability to obtain attractive pricing, quick response, ordering flexibility and other terms from our manufacturers depends on their perception of us and our buying agents. We do not own any production facilities or have any long term contracts with any manufacturers, and we typically order our inventory through purchase orders. Because of our relatively short lead times and fast inventory turns, any disruption in our supply chain could more quickly impact our sales compared to other retailers. Our failure or the failure of our buying agents to maintain good relationships with these manufacturers could increase our exposure to changing fashion cycles, which may lead to increased inventory markdown rates. It is possible that we could be unable to acquire sufficient quantities or an appropriate mix of merchandise or raw materials at acceptable prices. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In this event, unless we are able to obtain replacement products in a timely manner, we may lose sales.

We rely on a small number of buying agents for our merchandise purchases, and our failure to maintain good relationships with any of them could harm our ability to source our products.

      For fiscal year 2003, our top five buying agents accounted for approximately 24% of our merchandise purchases, with one buying agent accounting for approximately 14% of our merchandise purchases. Our buying agents assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

Our merchandise is manufactured by foreign manufacturers; therefore, the availability and costs of our products may be negatively affected by risks associated with international trade.

      Although all of our stores are located in the United States, virtually all of our merchandise is produced in China, Brazil, Italy, Spain and other foreign countries. Therefore, we are subject to the risks associated with international trade, which include:

•	adverse fluctuations in currency exchange rates;

•	changes in import tariffs, duties or quotas;

•	the imposition of taxes or other charges on imports;

•	the imposition of restrictive trade policies or sanctions by the United States on one or more of the countries from which we obtain footwear and accessories;

•	expropriation or nationalization;

•	compliance with and changes in import restrictions and regulations;

•	exposure to different legal standards and the burden of complying with a variety of foreign laws and changing foreign government policies;

•	international hostilities, war or terrorism;

•	changes in foreign governments, regulations, political unrest, work stoppages, shipment disruption or delays; and

•	changes in economic conditions in countries in which our manufacturers and suppliers are located.

      For example, in fiscal year 2002 the West Coast Longshoremen’s strike increased our freight costs and adversely affected our sales and operating margin for that fiscal year.

      In addition, our imported products are subject to United States customs duties, which make up a material portion of the cost of the merchandise. If customs duties are substantially increased, it would harm our profitability. The United States and the countries in which our products are produced may impose new quotas, duties, tariffs, or other restrictions, or adversely adjust prevailing quota, duty, or tariff levels, any of which could have a harmful effect on our profitability.

      Furthermore, when declaring the duties owed on and the classifications of our imported products, we make various good faith assumptions. We regularly employ a third party to review our customs declarations, and we will notify the appropriate authorities if any erroneous declarations are revealed. However, the customs authorities retain the right to audit our declarations, which could result in additional tariffs, duties and/or penalties if the authorities believe that they have discovered any errors.

Our reliance on manufacturers in China exposes us to supply risks.

      Manufacturing facilities in China produce a significant portion of our products. Generally, approximately two-thirds, or more, of our private label footwear units are manufactured in China and virtually all of our private label accessories are manufactured in China each year. If there are changes in the Chinese government or economy, or the current tariff or duty structures or if the United States adopts trade polices or sanctions adverse to China, it could harm our ability to obtain inventory in a timely and cost effective manner.

Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers” and “Wild Pair” is restricted.

      When we acquired selected assets of the Bakers and Wild Pair chains from Edison Brothers Stores, Inc. in a bankruptcy auction in June 1999, we were assigned title to and the right to use the trademarks “Bakers,”

“The Wild Pair,” “Wild Pair” and other trademarks to the extent owned by Edison Brothers at that time. Our rights to use the trademarks are subject to a Concurrent Use Agreement which recognizes the geographical division of the trademarks between us and a Puerto Rican company. At approximately the same time as we acquired our rights and title, Edison Brothers also assigned to the Puerto Rican company title to and the right to use the trademarks, subject to the Concurrent Use Agreement. Under the Concurrent Use Agreement, we and the Puerto Rican company agree that the Puerto Rican company has the exclusive right to use the trademarks in the Commonwealth of Puerto Rico, the U.S. Virgin Islands, Central and South America, Cuba, the Dominican Republic, the Bahamas, the Lesser Antilles and Jamaica and that we have the exclusive right to use the trademarks in the United States and throughout the world, except for the territories and jurisdictions in which the Puerto Rican company was assigned the rights. Consequently, we do not have the right to use the trademarks “Bakers” and “Wild Pair” in those territories and foreign jurisdictions in which the Puerto Rican company owns the trademark rights, which may limit our growth.

Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names.

      Because the trademarks assigned to us by Edison Brothers are subject to the Concurrent Use Agreement, the U.S. trademark applications and registrations are jointly owned by us and a Puerto Rican company, which could impair our ability to renew and enforce the assigned applications and registrations. Simultaneously with the Puerto Rican company, we have filed separate concurrent use applications for the “Bakers” and “Wild Pair” trademarks, and we have requested that existing applications for the trademark “Bakers” also be divided territorially. While we are in agreement with the Puerto Rican company that confusion is not likely to result from concurrent use of the trademarks in our respective territories, the United States Patent and Trademark Office may not agree with our position. If we are not able to register or renew our trademark registrations, our ability to prevent others from using trademarks and to capitalize on the value of our brand names may be impaired. Further, our rights in the trademarks could be subject to security interests granted by the Puerto Rican company. Our potential inability or failure to renew, register or otherwise protect our trademarks and other intellectual property rights could negatively impact the value of our brand names.

We rely on third parties to manage the warehousing and distribution aspects of our business. If these third parties do not adequately perform these functions, our business would be disrupted.

      The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States in a timely manner. We depend on third parties to receive and distribute substantially all of our merchandise. A third party in Los Angeles, California accepts delivery of our merchandise from Asia, and another third party near Philadelphia, Pennsylvania accepts delivery of our merchandise from elsewhere. Merchandise not shipped to our stores generally is shipped to our replenishment warehouse in Sikeston, Missouri, where a third party provides warehousing services. These parties have provided these services to us pursuant to written agreements since 1999 and 2000. One of these agreements is terminable upon 30 days notice and one expires in 2004, but renews automatically unless notice is provided, and terminates after a notice period in the event we were to fail to meet our obligations under the agreement. We also continue to operate under the terms of an expired agreement with the remaining third party. If we need to replace one of these service providers, our operations could be disrupted for more than 60 days while we identify and integrate a replacement into our system. As a result, the termination of these agreements or the failure by any of these third parties to respond adequately to our warehousing and distribution needs could materially negatively impact our ability to maintain sufficient inventory in our stores and consequently our profitability.

We are subject to risks associated with leasing our stores, especially those stores where we acquired the lease through bankruptcy auctions.

      We lease all of our store locations. We acquired most of these leases from Edison Brothers, as debtor-in-possession, or from other bankrupt entities through auctions in which a bankruptcy court ordered the assignment of the debtor’s interest in the leases to us. As a result, we have not separately negotiated a majority of our leases, which are generally drafted in favor of the landlord. In addition, many of these leases contain provisions that, while applicable to the business structure of Edison Brothers, which had multiple wholly-owned subsidiaries that were the tenants under the leases, would not have been necessary for our business structure.

      A number of our leases include termination and default provisions which apply if we do not meet certain sales levels or in other circumstances. In addition, some of these leases contain various restrictions relating to dilutions in, or changes of, the ownership of our company. Some of these provisions are difficult to interpret. As of January 3, 2004, approximately 22% of our leases contained provisions which by their terms prohibit a dilution in, or a change of, the ownership of our company which may have been contravened by our initial public offering and other prior ownership changes. As of January 3, 2004, similar provisions in an additional 21% of our leases may be construed, depending on how these provisions are interpreted, to have been triggered by our initial public offering and other prior ownership changes. In addition, our leases subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters. Moreover, as of January 3, 2004, approximately 17% of our leases were set to expire by December 31, 2004. If one or more of our landlords decides to terminate our leases, or to not allow us to renew, our business could be materially and adversely affected.

Our credit facility restricts our activities.

      We have a $25.0 million secured revolving credit facility with Fleet Retail Finance, Inc. The amount outstanding under our credit facility was $2.2 million at January 3, 2004. As of March 1, 2004, we had no outstanding balance and had approximately $11.0 million in availability. For fiscal year 2003, the average daily outstanding balance was $11.9 million. Our credit facility includes financial and other customary covenants which, among other things, limit our capital expenditures, restrict our business activities and our ability to incur debt, make acquisitions and pay dividends. A change in control of our company, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.

      In the event that we were to violate any of the covenants in our credit facility, or if we were to violate the provisions of any of our other lending arrangements or of more than 10% of our leases (other than solely as a result of this offering), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets.

      For more information about our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The market price of our common stock may be materially adversely affected by market volatility.

      The market price of our common stock is expected to be highly volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market. The factors that could cause fluctuations in our stock price may include, among other factors discussed in this section, the following:

•	actual or anticipated variations in comparable store sales or operating results;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in the United States economy or the retailing environment;

•	changes in the market valuations of other footwear or retail companies; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

We are controlled by a small group of shareholders whose interests may differ from other shareholders.

      Affiliates of Peter Edison and members of his family and our current management are our largest shareholders. Accordingly, they will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are our principal shareholders, they will have the power to significantly influence the election of our entire board of directors.

Our charter documents and Missouri law may inhibit a takeover, which may cause a decline in the value of our stock.

      Provisions of our restated articles of incorporation, our restated bylaws and Missouri law could make it more difficult for a third party to acquire us, even if closing the transaction would be beneficial to our shareholders. For example, our restated articles of incorporation provide, in part, that directors may be removed from office by our shareholders only for cause and by the affirmative vote of not less than two-thirds of our outstanding shares and that vacancies may be filled only by a majority of remaining directors. Under our restated bylaws, shareholders must follow detailed notice and other requirements to nominate a candidate for director or to make shareholder proposals. In addition, among other requirements, our restated bylaws require at least a two-thirds vote of shareholders to call a special meeting. Moreover, Missouri law and our bylaws provide that any action by written consent must be unanimous. Furthermore, our bylaws may be amended only by our board of directors. Certain amendments to our articles of incorporation require the vote of two-thirds of our outstanding shares in certain circumstances, including the provisions of our articles of incorporation relating to business combinations, directors, bylaws, limitations on director liabilities and amendments to our articles of incorporation. We are also generally subject to the business combination provisions under Missouri law, which allow our board of directors to retain discretion over the approval of certain business combinations. In our bylaws, we have elected to not be subject to the control shares acquisition provision under Missouri law, which would deny an acquiror voting rights with respect to any shares of voting stock which increase its equity ownership to more than specified thresholds. These and other provisions of Missouri law and our articles of incorporation and bylaws, Peter Edison’s substantial beneficial ownership position, our board’s authority to issued preferred stock and the lack of cumulative voting in our articles may have the effect of making it more difficult for shareholders to change the composition of our board or otherwise to bring a matter before shareholders without our board’s consent. Such items may reduce our vulnerability to an unsolicited takeover proposal and may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price of our common stock.

Executive Officers of the Registrant

      The information set forth herein under the caption “Item 10. Directors and Executive Officers of the Registrant — Executive Officers of the Registrant” is incorporated herein by reference.

Item 2.	Properties.

      Information relating to properties set forth in Item 1 of this report under “Item 1. Business — Stores” is incorporated herein by this reference. All of our stores are located in the United States.

      We lease all of our store locations. Most of our leases have an initial term of at least ten years. A number of our leases provide a lease termination option in specified years of the lease if we do not meet certain sales levels. In addition, leases for locations typically require us to pay property taxes, utilities, repairs, maintenance, common area maintenance and, in some instances, merchant association fees. Some of our leases also require contingent rent based on sales.

      We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately three years remaining, which we can extend for an additional five years. We also operate an accessory and supply warehouse at 1209 Washington Avenue in St. Louis that occupies approximately 60,000 square feet and operates under the terms of a lease with four years remaining.

Item 3.	Legal Proceedings.

      From time to time, the Company is involved in ordinary routine litigation common to companies engaged in the Company’s line of business. Currently, the Company is not involved in any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

      In anticipation of our initial public offering, on December 19, 2003, we asked our shareholders to unanimously consent to several items of corporate action and to become parties to certain other agreements. At the time, we had two classes of common stock outstanding, 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock. We received unanimous approval from all of our shareholders, effective January 3, 2004, for each of the following corporate actions:

•	Amendments to Articles of Incorporation. The shareholders approved three amendments to the Company’s articles of incorporation to facilitate the initial public offering. The first set of amendments made several changes, including:

•	increasing the number of shares of our authorized common stock;

•	creating a new class of common stock;

•	providing for the automatic conversion and reclassification of our capital structure under which each outstanding share of our three classes of common stock authorized would automatically convert, upon completion of the initial public offering, into one share of the new class of common stock;

•	increasing the size of our board of directors; and

•	creating a class of preferred stock, of which no shares are outstanding.

The second set of amendments removed references to the previously authorized classes of common stock and the conversion. The first and second sets of amendments were implemented by filing with the Missouri Secretary of State. Subsequently, we restated our articles of incorporation to take into account the effects of the amendments. A copy of our restated articles, as currently in effect, has been filed as Exhibit 3.1 to this Annual Report on Form 10-K. Under our restated articles of incorporation, we have the authority to issue 45,000,000 shares of stock, including 5,000,000 shares of preferred stock, $0.0001 par value per share, and 40,000,000 shares of common stock, $0.0001 par value per share. The third set of amendments would have changed our number of directors back to one and was only to be used if the initial public offering did not occur. That set of amendments has been abandoned.

•	Adoption of new incentive plans. The shareholders approved and adopted the Bakers Footwear Group, Inc. Cash Bonus Plan and the Bakers Footwear Group, Inc. 2003 Stock Option Plan.

•	Revocation of the Company’s S corporation status. The shareholders approved and consented to the revocation of our S corporation status, which became effective at the beginning of fiscal year 2004. The revocation of our S corporation status will result in the Company being taxed under Subchapter C of the Internal Revenue Code.

      In connection with the amendment of our articles of incorporation, our board of directors adopted our restated bylaws, expanded the board of directors to six members and nominated and appointed five additional directors effective upon the completion of the initial public offering. In addition, all of our shareholders prior to our initial public offering entered into an agreement, which had the effect of terminating each of the three shareholder agreements and the Class B Shareholder Voting Trust Agreement in effect prior to our initial public offering. In addition, all of our shareholders prior to our initial public offering entered into a tax indemnification agreement with us under which we have generally agreed to indemnify them for any tax liabilities that may result from the termination of our S corporation status. Further, all of our pre-initial public offering shareholders (including our director, director nominees and executive officers who owned shares at the time) and our option holders (excluding our warrant holders) approved and executed “lock-up” agreements pursuant to which each person generally agreed not to sell or otherwise dispose of any shares of common stock of the Company for one year after February 5, 2004. Those persons also agreed that until February 5, 2005 if that person desires to sell any of our securities in accordance with Rule 144 under the Securities Act, those securities shall be sold under Rule 144 through Ryan Beck and Co., Inc., which has been granted a right of first refusal with respect to such sales.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

      The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq National Market under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The initial public offering closed on February 10, 2004. On March 12, 2004, we sold an additional 324,000 shares of common stock at the same price in connection with the full exercise of the underwriters’ over-allotment option. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq National Market was $11.60 per share on March 31, 2004. From February 5, 2004 through March 31, 2004, the range of the high and low sales prices for the Company’s common stock was $7.51 to $11.85. As of March 31, 2004, there were approximately 1,000 holders of record of the Company’s common stock.

Dividends

      Prior to our initial public offering, we operated under Subchapter S of the Internal Revenue Code and comparable provisions of some state income tax laws. By reason of our treatment as an S corporation for Federal and state income tax purposes, prior to our initial public offering we generally distributed to our shareholders funds for the payment of income taxes on our earnings. During the two most recent fiscal years, we have declared quarterly distributions in the aggregate consisting of amounts attributable to payment of those taxes as follows:

Distribution

Fiscal 2002:
First Quarter	$414,190
Second Quarter	950,541
Third Quarter	455,278
Fourth Quarter	163

Total	$1,820,172

Fiscal 2003:
First Quarter	$540
Second Quarter	409
Third Quarter	0
Fourth Quarter	0

Total	$949

      In connection with our initial public offering, we revoked our S election, effective on the first day of fiscal year 2004. As of January 3, 2004, we have accrued $75,000 as a liability for taxes payable on behalf of our shareholders, which we expect to distribute in the next two months, as a result of our prior S corporation status.

      We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future payments of dividends will be at the discretion of our board of directors and will depend upon factors as the board of directors deems relevant. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends. We give no assurance that we will pay or not pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      In connection with the consummation of the initial public offering on February 10, 2004, the Company issued to Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., the underwriters’ representatives for the initial public offering, or their designees, five year warrants to purchase up to 216,000 shares of the Company’s common stock, subject to antidilution adjustments, at an exercise price of $12.7875 per share of common stock. The representatives paid a purchase price of $0.0001 per warrant, an aggregate of $21.60. The warrant holders may exercise the warrants at any time during the four-year period commencing February 10, 2005 and ending February 10, 2009. In the foregoing transaction, the Company relied on the exemption from registration for private transactions not involving any public offering pursuant to Section 4(2) under the Securities Act of 1933 and/or the rules and regulations thereunder for transactions by an issuer not involving any public offering.

      In April 2002, the Company issued $4.9 million of subordinated convertible debentures to a group of accredited investors in an offering not involving a public offering. Pursuant to an exchange agreement entered into on January 2, 2004, the Company exchanged those debentures for a new issuance of $4.9 million in subordinated convertible debentures. The new subordinated convertible debentures automatically converted into an aggregate of 653,331 shares of the Company’s common stock at a conversion price of $7.50 upon the consummation of the initial public offering. For the issuance of the original debentures, the exchange of the original debentures for the new issuance of debentures and the issuance of the shares of common stock underlying the new debentures the Company relied on the exemption(s) from registration relating to offerings that did not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 and/or an exchange by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange pursuant to Section 3(a)(9) under the Securities Act of 1933.

      In June 2003, the Company granted immediately exercisable options to purchase 24,718 shares of Class C common stock at an exercise price of $0.01 per share, an aggregate of $247.18, pursuant to a written compensation agreement to a member of the Company’s management team. For these option grants, the Company relied on the exemption from registration pursuant to Section 3(b) of the Securities Act of 1933 and Rule 701 promulgated thereunder as grants pursuant to written compensatory benefit plans. The aggregate exercise prices were less than 15% of our total assets as of the relevant balance sheet date.

      Immediately prior to consummation of the initial public offering, the Company had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the completion of the initial public offering, in accordance with the then existing articles of incorporation, 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock. The conversion was on 1.0-for-1.0 basis, excluding fractional shares. As a result, the Company now has one class of voting common stock issued and outstanding. In addition, holders of Class C options amended their option award agreements to purchase Class C common stock to cover shares of the new class of common stock. The Company relied on the exemption from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) and/or the rules and regulations thereunder for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

      In June 1999, the Company issued a subordinated note to Mississippi Valley Capital Company in the aggregate principal amount of $500,000, bearing interest at 6.0% per annum and due January 31, 2003. In connection with this note, the Company issued a warrant exercisable for 76,907 shares of Class A common stock at an aggregate exercise price of $76.91 to Mississippi Valley Capital Company. In January 2003, the note and warrant held by Mississippi Valley Capital Company were transferred to Mississippi Valley Capital,

LLC, a manager-managed limited liability company. On January 31, 2003, the note and the warrant were extended when the Company amended and restated the note payable and warrant. The amended and restated note bore interest at the rate of 10% per annum and was due on March 1, 2004. The warrant became exercisable upon completion of the initial public offering. The amended and restated warrant was redeemable, if not exercised, on March 1, 2004, for $850,000. The warrant has been redeemed and the note paid in full. The note and warrant were amended and restated in an offering not involving any public offering pursuant to Section 4(2) under the Securities Act of 1933.

      In all the foregoing transactions in which the Company has relied on the exemption from registration for private transactions not involving any public offering pursuant to Section 4(2) under the Securities Act of 1933 and/or the rules and regulations thereunder for transactions by an issuer not involving any public offering, sales of the securities were without the use of an underwriter, and the certificates evidencing the securities relating to the foregoing transactions bore restrictive legends permitting the transfer thereof only upon registration of such securities or an exemption under the Securities Act. The recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for distribution in connection with these transactions. Each security bore a restrictive legend and/or the recipient was a party to an agreement restricting transfer and had adequate access to information about us through such recipient’s relationship with us or through information provided to them.

Use of Proceeds

      On February 5, 2004, the Company commenced its initial public offering. On February 10, 2004, the Company consummated its initial public offering with the sale of 2,160,000 shares of common stock, excluding exercise of the underwriters’ over-allotment option. In connection with the Company’s initial public offering, the Company also sold 216,000 warrants to purchase shares of common stock to Ryan Beck & Co., Inc. and BB&T Capital Markets, as the representatives of the underwriters, or their designees. On March 12, 2004, the Company sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. The public offering price of the common stock was $7.75 per share. We sold the warrants for $0.0001 per warrant.

      The shares of common stock sold in the offering and the warrants to purchase common stock were registered under the Securities Act of 1933, as amended, on two Registration Statements (Nos. 333-86332 and 333-112477) on Form S-1. The Securities and Exchange Commission declared Registration Statement No. 333-86332 effective on February 3, 2004. Registration Statement No. 333-112477 was effective upon filing on February 4, 2004 pursuant to Rule 462(b) under the Securities Act of 1933. All 2,160,000 shares of common stock sold to the public in the initial closing, plus all 324,000 shares of common stock covered by an over-allotment option granted to the underwriters were sold at a price of $7.75 per share. The warrants were sold to the representatives of the underwriters at a price of $0.0001 per warrant. Each warrant may be converted into one share of common stock at an exercise price $12.7875. The Registration Statements collectively registered 2,484,000 shares of common stock at a maximum aggregate offering price of $26,772,000, 216,000 warrants at a maximum aggregate offering price of $22, all of which common stock and warrants were sold in the offering, and 216,000 shares of common stock underlying the warrants at a maximum aggregate offering price of $2,851,000.

      The aggregate gross proceeds from the shares of common stock and the warrants sold were approximately $19.3 million. The net proceeds to the Company from the offering were approximately $15.5 million after deducting the underwriting discount of $1.9 million and $1.9 million of other expenses incurred in connection with the offering. A reasonable estimate for the amount of expenses incurred has been provided instead of the actual amount of expenses. None of such payments were to directors, officers, ten percent shareholders or affiliates of the issuer.

      As a result of the initial public offering closing in fiscal year 2004, no proceeds from the initial public offering were used during fiscal year 2003. As of April 1, 2004, the Company has used the net proceeds received from the initial public offering for the following purposes: $4.9 million to repay the balance on its revolving credit agreement to Fleet Retail Finance, Inc., $1.4 million to redeem outstanding warrants and a note payable in favor of Mississippi Valley Capital, LLC, and $0.4 million to repay subordinated debt in favor of the Company’s prior Class B shareholders. The credit agreement and the subordinated debt were secured, in part, by a personal guaranty of Peter Edison, the Company’s Chairman of the Board and Chief Executive Officer. Mississippi Valley Capital, LLC is a member managed limited liability company, of which Mr. Baur, one of the Company’s directors, is one of the two managers. In addition, Mr. Baur’s children are three of the four members. Mr. Baur is also a director of Marshall & Ilsley Corporation, which is a ten percent participant in the Company’s credit facility with Fleet Retail Finance, Inc. The Company intends to use approximately $2.7 million of the net proceeds from the offering to open 15 new stores, all in the Company’s new format, in fiscal year 2004, and $3.6 million of the net proceeds to remodel 27 stores, including 17 in the new format, in fiscal year 2004. The Company expects to use the remaining net proceeds for working capital requirements and other general corporate purposes, including the purchase of inventory in the ordinary course of business. Pending use of the proceeds, the Company may invest in short-term, investment-grade interest bearing instruments. The Company projects its capital expenditure needs in fiscal year 2004 to be approximately $6.0 million to $7.0 million. Reasonable estimates for the amounts have been provided instead of the actual amounts. Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information set forth under the caption “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      During 2003, the Company did not repurchase any securities of the Company.

Item 6.	Selected Financial Data.

      The following tables summarize certain selected financial data for each of the fiscal years in the five year period ended January 3, 2004. The income statement data for the fiscal years ended December 31, 1999, December 30, 2000, January 5, 2002, January 4, 2003, and January 3, 2004 and the selected balance sheet data as of those dates have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 3, 2004, are included elsewhere in this annual report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Fiscal Year Ended

	December 31,	December 30,	January 5,	January 4,	January 3,
	1999(1)	2000(2)	2002	2003(5)	2004

Net sales	$87,400,591	$140,709,517	$140,841,929	$151,147,810	$148,223,553
Gross profit	21,448,475	38,676,442	42,594,849	45,136,057	45,166,111
Income (loss) before cumulative effect of change in accounting	(3,948,773)	1,616,315	4,959,653	(490,627)	1,674,894
Cumulative effect of change in accounting(3)	—	—	—	2,774,899	—

Net income (loss)(4)	$(3,948,773)	$1,616,315	$4,959,653	$2,284,272	$1,674,894

	Fiscal Year Ended

	December 31,	December 30,	January 5,	January 4,	January 3,
	1999(1)	2000(2)	2002	2003(5)	2004

Net income (loss) per common share
Basic	$(3.14)	$1.11	$3.31	$1.50	$0.93

Diluted	$(3.14)	$0.70	$2.17	$1.06	$0.79

Total assets	$19,438,431	$18,986,866	$22,206,550	$29,092,117	$29,004,507

Long-term debt, capital lease obligations and redeemable securities, less current portion	$3,236,388	$3,286,974	$4,532,230	$9,388,111	$7,746,548

Unaudited pro forma information(4):	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )	(Unaudited )
Income (loss) before cumulative effect of change in accounting and income taxes	$(4,075,505)	$1,377,635	$4,870,934	$(654,272)	$1,742,713
Provision for (benefit from) income taxes	(1,852,475)	273,748	1,605,055	(217,178)	674,853

Income (loss) before cumulative effect of change in accounting	(2,223,030)	1,103,887	3,265,879	(437,094)	1,067,860
Cumulative effect of change in accounting(3)	—	—	—	1,763,934	—

Net income (loss)	$(2,223,030)	$1,103,887	$3,265,879	$1,326,840	$1,067,860

Net income (loss) per common share
Basic	$(1.78)	$0.75	$2.12	$0.83	$0.50

Diluted	$(1.78)	$0.47	$1.44	$0.64	$0.48

(1)	On June 22, 1999, we acquired the assets of 198 Bakers stores for approximately $9.0 million. Consequently, the results of operations for those stores are included in our financial statements since the acquisition date.

(2)	Effective December 30, 2000, we changed our fiscal year from the calendar year ending December 31 to a 52/53 week period. The fiscal year ended January 5, 2002 is a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(3)	Represents the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and recognizing as income from the unamortized deferred credit related to the excess of fair value over cost arising from the acquisition of Bakers.

(4)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, no provision has been made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and city taxes. Effective January 4, 2004, we terminated our S election and will be taxed as a C corporation. For a reconciliation of our historical income (loss) before cumulative effect of change in accounting to pro forma income (loss) before cumulative effect of change in accounting and income taxes, please see Note 12 in the financial statements. As an S corporation, we paid distributions to our shareholders in amounts sufficient to allow them to pay income taxes related to an allocable share of our taxable income and did not pay traditional cash dividends per share. Such distributions are not comparable to dividends that would be paid by a C corporation. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends” which is incorporated herein by reference.

(5)	Reflects approximately $1.7 million in initial public offering costs charged in fiscal year 2002 as a result of a delay in the initial public offering process. In the first quarter of fiscal year 2002, we completed the acquisition of 33 former Sam & Libby store locations for approximately $1.8 million in cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business — Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this annual report. The following section is qualified in its entirety by this more detailed information and our Financial Statements and the related Notes thereto, included elsewhere in this annual report on Form 10-K.

Overview

      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. As of January 3, 2004, in addition to our 185 Bakers stores, we operate the 30 store Wild Pair chain that targets men and women between the ages of 17 and 24 who desire edgier, fashion forward footwear.

      In the first quarter of fiscal year 2002, we completed the acquisition of 33 store locations (formerly operated as Sam & Libby) in 15 states for $1.8 million in cash from SLJ Retail LLC. We also acquired the non-inventory personal property, leasehold improvements, furniture, fixtures and equipment related to the stores. We began operating 17 of these stores as Wild Pair stores and 16 as Bakers stores in April 2002. Due to the similarity of the design of the purchased stores to our stores, we did not need to spend a material amount of money on remodeling these stores. As a result of the Sam & Libby acquisition, our results of operations for fiscal years 2001, 2002 and 2003 are not comparable in some significant respects.

      For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.

Critical Accounting Policies

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related Notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements. For more information, please see Note 1 in the Notes to the Financial Statements.

      We believe that our application of accounting policies, and the estimates that are inherently required by these policies, are reasonable. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity.

     Merchandise inventories

      Merchandise inventories are valued at the lower of cost or market using the first-in first-out retail inventory method. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. The process of determining our expected adjustments to retail prices requires significant judgment by management. Among other factors, management utilizes performance metrics to evaluate the quality and freshness of inventory, including the number of weeks of supply on hand, sell-through percentages and aging categories of inventory by selling season, to make its best estimate of the appropriate inventory markdowns. If market conditions are less favorable than those projected by management, additional inventory markdowns may be required.

     Store closing and impairment charges

      At the beginning of fiscal year 2002, we adopted SFAS No. 144, Accounting for the Disposal of Long-Lived Assets. Based on the criteria in SFAS No. 144, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended January 5, 2002, January 4, 2003 and January 3, 2004, we recorded $4,540, $120,114, and $127,133, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements and goodwill.

S Corporation Income Tax Status

      Through January 3, 2004, we were an S corporation under Subchapter S of the Internal Revenue Code and comparable state tax laws, and consequently were not subject to income taxes on our earnings in those jurisdictions, other than state franchise and net worth taxes. However, we were subject to income taxes in some states in which we conduct business which do not recognize S corporation status. Our S corporation status was terminated effective January 4, 2004, and for future periods we will be treated for Federal and state income tax purposes as a corporation under Subchapter C of the Internal Revenue Code and, as a result, will be subject to Federal and state income taxes.

Fiscal Year

      Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Our fiscal year ends four weeks prior to the retail calendar, as a result of our Subchapter S tax status. Fiscal years ended January 4, 2003 and January 3, 2004 were 52-week periods. The fiscal year ended January 5, 2002 was a 53-week period. The difference in the number of weeks for our fiscal years can affect yearly comparisons. We refer to the fiscal year ended January 5, 2002 as “fiscal year 2001,” to the fiscal year ended January 4, 2003 as “fiscal year 2002,” and to the fiscal year ended January 3, 2004 as “fiscal year 2003.”

Results of Operations

      The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended

	January 5,	January 4,	January 3,
	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	69.8	70.1	69.5

Gross profit	30.2	29.9	30.5
Selling expense	19.2	20.4	19.9
General and administrative expense	7.2	7.5	8.0
Loss on disposal of property and equipment	—	0.1	0.1
Impairment and disposal of long-lived assets	—	0.1	0.1
Write off of deferred offering costs	—	1.1	—
Amortization of excess of acquired net assets over cost	(0.8)	—	—

Operating income (loss)	4.6	0.7	2.4
Other income (expense)	(0.1)	—	(0.1)
Interest expense	(0.8)	(1.1)	(1.1)
State income tax (expense) benefit	(0.2)	0.1	(0.1)
Cumulative effect of change in accounting	—	1.8	—

Net income	3.5%	1.5%	1.1%

      The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended

	January 5,	January 4,	January 3,
	2002	2003	2004

Number of stores at beginning of period	209	202	233
Stores opened or acquired during period	14	41	3
Stores closed during period	(21)	(10)	(21)

Number of stores at end of period	202	233	215

     Fiscal Year Ended January 3, 2004 Compared to Fiscal Year Ended January 4, 2003

      Net sales. Net sales decreased to $148.2 million in fiscal year 2003 from $151.1 million in fiscal year 2002, a decrease of $2.9 million. Net sales were negatively impacted by a weak retail environment during the first quarter of 2003 related to consumer concerns regarding the war in Iraq and the closure of 19 stores. In the second and third quarters of 2003, sales were negatively impacted by teenage customer demand for low priced flip-flops. Net sales were positively impacted by the inclusion of sales from the 33 former Sam & Libby stores for the full year in 2003 compared to only three quarters of 2002 and the reemergence of fashion trends during the fourth quarter of 2003. Our comparable store sales for fiscal year 2003 decreased by 3.2% compared to fiscal year 2002. Comparable store sales for the fourth quarter of fiscal year 2003 increased by 4.0% compared to the fourth quarter of fiscal year 2002.

      Gross profit. Gross profit was $45.1 million in both fiscal year 2003 and fiscal year 2002. Gross profit for the first three quarters of 2003 decreased $1.9 million compared to the first three quarters of 2002, primarily due to increases in occupancy and buying expenses. Gross profit in the fourth quarter of fiscal year 2003 increased $1.9 million over the fourth quarter of fiscal year 2002, reflecting improved markdown experience and shrinkage control. As a percentage of sales, gross profit increased to 30.5% in fiscal year 2003 from 29.9% in fiscal year 2002.

      Selling expense. Selling expense decreased to $29.5 million in fiscal year 2003 from $30.8 million in fiscal year 2002, a decrease of $1.3 million. This decrease was primarily attributable to more effective store payroll management in fiscal year 2003, partially offset by a $500,000 increase in depreciation and amortization expense related to store fixtures and leaseholds.

      General and administrative expense. General and administrative expense increased to $11.9 million in fiscal year 2003 from $11.4 million in fiscal year 2002, an increase of $500,000. The increase was due to increased incentive compensation resulting from the Company’s improved profitability in 2003.

      Income (loss) before cumulative effect of change in accounting. Our income before cumulative effect of change in accounting increased to $1.7 million for fiscal year 2003 from a loss of $500,000 in fiscal year 2002, an improvement of $2.2 million. The change was primarily related to the nonrecurring write off of deferred initial public offering costs of $1.7 million in fiscal year 2002.

      Net income. We had net income of $1.7 million in fiscal year 2003 down from net income of $2.3 million in fiscal year 2002. Net income for 2002 reflects $2.8 million of income related to the cumulative effect of change in accounting for goodwill. If we had been taxed as a C corporation, our net income for fiscal year 2003 would have been $1.1 million and our net income for fiscal year 2002 would have been $1.3 million. For more information regarding pro forma income taxes, please see Note 12 of the Financial Statements.

     Fiscal Year Ended January 4, 2003 Compared to Fiscal Year Ended January 5, 2002

      Net sales. Net sales increased to $151.1 million in fiscal year 2002 from $140.8 million in fiscal year 2001, an increase of $10.3 million. Net sales were positively impacted by the additional store locations acquired. An increase in sales of national branded products, which have higher average prices than our private label products, was more than offset by a significant decline in boot and bootie sales in the second half of the year.

      During fiscal year 2002, we opened 41 new stores and closed 10 stores compared to fiscal year 2001, in which we opened 14 new stores and closed 21 stores. Of the new stores that we opened in fiscal year 2002, 33 were acquired from SLJ Retail LLC. The other eight stores were new locations. Our comparable store sales for the 52-week fiscal year 2002 decreased by 4.4% compared to the 53-week fiscal year 2001.

      Gross profit. Gross profit increased to $45.1 million in fiscal year 2002 from $42.6 million in fiscal year 2001, an increase of $2.5 million. As a percentage of net sales, gross profit decreased to 29.9% in fiscal year 2002 from 30.2% in fiscal year 2001. The decline in gross profit as a percentage of net sales was attributable to a continued increase in the national branded component of our merchandise mix, which has a lower gross margin percentage, but a higher average selling price, than our private label products, and to an increase in occupancy costs due to a decrease in same store sales.

      Selling expense. Selling expense increased $3.7 million to $30.8 million in fiscal year 2002 from $27.1 million in fiscal year 2001. The increase in selling expense resulted from the costs of operating an increased number of stores in fiscal year 2002 compared to fiscal year 2001.

      General and administrative expense. General and administrative expense increased to $11.4 million in fiscal year 2002 from $10.1 million in fiscal year 2001, an increase of $1.3 million, primarily as a result of an increase in depreciation expense for new information systems and new and remodeled stores, partially offset by reductions in management bonuses in fiscal year 2002.

      Write-off of expenses related to initial public offering. As a result of a delay in our initial public offering, we took a charge of $1.7 million in initial public offering costs in fiscal year 2002.

      Interest expense. Interest expense increased to $1.6 million in fiscal year 2002 from $1.1 million in fiscal year 2001, an increase of $500,000, primarily due to interest on the $4.9 million of subordinated convertible debentures issued in April 2002, partially offset by a decrease in the average interest rate paid on our revolving credit facility.

      Cumulative effect of change in accounting. As a result of our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2002, the approximately $2.8 million balance of the excess of acquired net assets over cost related to the Bakers acquisition was recognized in income as a cumulative effect of an accounting change in the fiscal year 2002.

      Net income. Net income decreased to $2.3 million in fiscal year 2002 from $5.0 million in fiscal year 2001, a decrease of $2.7 million. If we had been taxed as a C corporation, our net income for fiscal years 2002 and 2001 would have been $1.3 million and $3.3 million, respectively. For more information regarding pro forma income taxes, please see Note 12 in the Notes to the Financial Statements.

Seasonality and Quarterly Fluctuations

      The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 5, 2002

	First	Second	Third	Fourth

Net sales	$33,164,841	$37,528,409	$31,940,160	$38,208,519
Gross profit	9,023,469	12,041,029	8,720,594	12,809,757
Operating expenses	8,923,018	8,994,310	8,721,270	9,521,727
Operating income (loss)	100,451	3,046,719	(676)	3,288,030

	Fiscal Year Ended January 4, 2003

	First	Second	Third	Fourth

Net sales	$32,059,325	$39,405,673	$36,259,634	$43,423,178
Gross profit	10,075,453	11,892,540	8,502,972	14,665,093
Operating expenses	9,341,152	10,932,410	11,101,821	12,681,844
Operating income (loss)	734,301	960,130	(2,598,850)	1,983,249

	Fiscal Year Ended January 3, 2004

	First	Second	Third	Fourth

Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,718,475	11,518,141	9,348,082	16,581,413
Operating expenses	10,539,622	10,328,960	9,917,497	10,877,283
Operating income (loss)	(2,821,147)	1,189,181	(569,415)	5,704,130

      Our operating results are subject to significant seasonal variations. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, as a result of these seasonal variances, in particular our principal selling seasons. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Sales and net income in our second and fourth quarters are typically much stronger than in our first and third quarters.

      In addition to our normal seasonal fluctuation, some events, in particular the Easter holiday, shift between fiscal quarters in some years due to the nature of our fiscal year. This shift will influence our quarterly comparable results. For example, Easter occurred during the first quarter of fiscal year 2002, while in most years, including fiscal years 2001 and 2003, Easter occurred during the second quarter.

      Quarterly comparisons may also be affected by the timing of sales and costs associated with opening of new stores, including acquisitions.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, capital expenditures and principal payments on our debt and capital lease obligations. In connection with our prior S corporation status, we have also made cash distributions to our shareholders to cover their taxes. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of our subordinated debt. At January 3, 2004, we had negative working capital of $771,000 and $5.6 million of unused borrowing capacity under our revolving credit facility based upon our borrowing base calculation.

      On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares in satisfaction of the underwriters’ over-allotment option. We received net proceeds of approximately $15.5 million in the offering. See “— Initial Public Offering” below for more information. We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and proceeds from our initial public offering will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.

     Operating activities

      For fiscal year 2003, our net cash provided by operations was $8.8 million compared to net cash used by operations of $500,000 in fiscal year 2002, an increase of $9.3 million. The primary causes of this increase were increased operating income in 2003 and a $1.5 million reduction in inventories in 2003 compared to a $3.0 million increase in inventories in 2002. The year-to-year inventory changes relate primarily to changes in the number of stores open at the end of each year.

      We are committed under noncancelable operating leases for all store and office spaces, expiring at various dates through 2018. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 3, 2004, our lease payment obligations under these leases totaled $15.8 million for fiscal year 2004, and an aggregate of $91.6 million through 2018.

     Investing activities

      In fiscal year 2003, our cash used in investing activities amounted to $2.3 million compared to $6.6 million for fiscal year 2002. During each year, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. In addition to these cash expenditures, we entered into capital lease arrangements valued at $1.0 million in 2003 and $0.7 million in 2002 related to our point of sale system.

      Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open approximately 15 new stores in fiscal year 2004 and 30 to 35 new stores in fiscal year 2005. Net capital expenditures for a new store are expected to average approximately $200,000, including point of sale equipment. The average inventory investment, net of payables, for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $200,000. For stores that do not warrant this level of investment, the costs to remodel are approximately $40,000.

      In connection with store openings and remodelings, we have projected our capital expenditure needs in fiscal year 2004 to be approximately $6.0 million to $7.0 million.

     Financing activities

      In fiscal year 2003, our net cash used by financing activities was $5.9 million compared to net cash provided by financing activities of $6.6 million in fiscal year 2002. In fiscal year 2003, we used cash to reduce the balance on our revolving notes payable by $4.9 million and make principal payments on our capital lease and debt obligations. In fiscal year 2002, we made net borrowings on our revolving note payable of $4.4 million and issued $4.9 million in subordinated debt and we used cash to make principal payments on our capital lease and debt obligations and make $1.8 million of distributions to our shareholders related to their S corporation tax obligations.

      As of January 3, 2004, the aggregate payments remaining on our capital lease obligations were approximately $3.2 million through 2008, including $1.4 million due in fiscal year 2004.

      We have a $25.0 million secured revolving credit facility with Fleet Retail Finance, Inc. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum, which was equal to 4.75% per annum at January 3. 2004. If contingencies identified in the agreement occur, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate of LIBOR (as defined in the agreement) plus 3.00% per annum to a designated portion of the outstanding balance for a minimum of 30 days by entering into a basis swap. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $3,000 per month, to a maximum aggregate facility fee of $180,000. In addition, we must pay 0.25% per annum of the remaining unborrowed loan capacity under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees. At January 3, 2004, we had $2.2 million outstanding under the revolving credit facility, at a 4.28% effective interest rate per annum, and approximately $5.6 million of unused borrowing capacity available under the revolving credit facility, based upon our borrowing base calculations.

      In the first quarter of fiscal year 2003, we entered into an amendment to our revolving credit agreement to provide a sublimit facility of up to an additional $2.0 million, subject to reductions over time and to borrowing base restrictions as defined in the agreement. The sublimit facility is payable in full at maturity on February 20, 2004. The sublimit facility also provides for a minimum EBITDA covenant (as defined in the agreement), a minimum required availability covenant, and a limitation on capital expenditures for fiscal year 2003. There were no amounts outstanding under the sublimit facility at January 3, 2004.

      Our credit facility includes financial and other covenants relating to, among other things, our level of capital expenditures, compliance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, maintaining a minimum net worth, prohibiting new debt, and restricting dividends and the repurchase of our stock. In the event that we were to violate any of these covenants, or violate the provisions of any of our other lending arrangements or of more than 10% of our leases, the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. The credit facility’s maturity date is January 5, 2005. We repaid the outstanding balance on the credit facility during the first quarter of 2004 from the proceeds of our IPO.

      We have two other long-term debt commitments outstanding at January 3, 2004, both of which are subordinate to our credit facility. One is a subordinated note, which requires quarterly principal and interest payments of up to $50,000 over the term of the loan through January 2008. This note is secured by a security agreement and a $393,000 standby letter of credit. The balance on this loan was approximately $360,000 at January 3, 2004. The other long-term commitment consists of a $500,000 secured subordinated note payable to a venture capital institution, which is due at maturity on March 1, 2004 and a related warrant to purchase 76,907 shares of our common stock, which is redeemable for $850,000 on March 1, 2004. All of these obligations were repaid during the first quarter of 2004 from the proceeds from our IPO.

      We sold $4.9 million of our subordinated convertible debentures due 2007 in a private offering during the first quarter of fiscal year 2002. We used the net proceeds from the sale of the debentures to finance the Sam & Libby acquisition, to repay a portion of the amounts borrowed under our credit facility and to provide capital for future store openings. On January 2, 2004, we exchanged all of our subordinated convertible debentures for new subordinated convertible debentures in the same aggregate principal amount. The new subordinated convertible debentures bear interest at 9%, increasing over time to 11.0% per annum. The new subordinated convertible debentures mature, if not earlier converted, on April 4, 2007. The new subordinated convertible debentures automatically converted into an aggregate of 653,331 shares of our common stock at a fixed exercise price of $7.50 upon our IPO. We have registered the common stock issued in connection with the conversion of the subordinated convertible debentures. The holders of these shares have agreed not to sell these shares until June 30, 2004 without the consent of Ryan Beck & Co., Inc.

     Initial Public Offering

      On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We have used the net proceeds received from the initial public offering to repay $4.9 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, and $0.9 million to repay subordinated debt. We intend to use approximately $2.7 million of the net proceeds from the offering to open 15 new stores, all in our new format, in fiscal year 2004, and $3.6 million of the net proceeds to remodel 27 stores, including 17 in the new format, in fiscal year 2004. We expect to use the remaining net proceeds for working capital requirements and other general corporate purposes, including the purchase of inventory in the ordinary course of business. Pending use of the proceeds, we may invest in short-term, investment-grade interest bearing instruments.

      In connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrants are restricted from sale, transfer, assignment, pledge or hypothecation by any person until February 5, 2005, except to some directors, officers, employees and affiliates of the representatives of the underwriters. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 5, 2005. In addition, we are required for a five year period, (i) at the request of a majority of the warrant holders, to use our best efforts to file one registration statement, at our expense, covering the sale of the shares of common stock underlying the warrants and (ii) at the request of any holders of warrants, to file additional registration statements covering the shares of common stock underlying the warrants at the expense of those holders. We are required to maintain the effectiveness of any demand registration statement for up to nine consecutive months. Except for the registration rights that we have granted to the prior holders of our subordinated convertible debentures, we agreed not to make any registered offering of our securities, with limited exceptions, or to include any other shares on any such demand registration statement, at any time that we are required to maintain the effectiveness of a demand registration statement, without first obtaining the consent of a majority of the holders of warrants and warrant shares that are not then held by the public or by us or other excepted persons who have a relationship with us and our affiliates. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of the initial public offering. We have also agreed not to offer, sell or grant any securities convertible or exchangeable for common stock to any of our directors, officers or employees at an exercise price less that $7.75 per share for a period of three years after February 5, 2004, without the prior written consent of the representatives.

      We also entered into a financial advisory agreement with Ryan Beck, under which we have agreed to retain Ryan Beck as our financial advisor in connection with any strategic or financial transactions or other identified activities that we may undertake during the two-year term of the agreement. In exchange for these services, we have agreed to pay Ryan Beck a percentage of the total consideration or transaction value calculated as set forth in the agreement, related to such possible future transactions (with some exceptions) and to reimburse Ryan Beck for its reasonable expenses. We are not obligated under the agreement to enter into any transaction, and we have no current plans to do so during the term of the agreement, which Ryan Beck may cancel at any time upon 10 days notice to us.

      Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Off-Balance Sheet Arrangements

      At January 3, 2004 and January 4, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations

      The following table summarizes our contractual obligations as of January 3, 2004:

	Payments Due in Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$8,301,135	$1,961,000	$1,305,385	$5,034,750	$—
Capital lease obligations(2)	3,200,932	1,398,052	1,471,558	331,322	—
Operating lease obligations(3)	91,604,694	15,804,333	26,630,072	19,619,058	29,551,231
Purchase obligations(4)	24,382,978	24,108,330	197,584	67,548	9,516
Other long-term liabilities(5)	2,137,300	271,800	1,087,200	778,300	—
Total	$129,627,039	$43,543,515	$30,691,799	$25,830,978	$29,560,747

(1)	Includes payment obligations relating to our subordinated debt, our subordinated convertible debentures, and our stock purchase warrants. Subsequent to January 4, 2003, the subordinated convertible debentures converted into shares of our common stock upon our IPO and we repaid the subordinated debt and redeemed the stock purchase warrants with the proceeds from the IPO.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3)	Includes minimum payment obligations relating to our store leases.

(4)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

(5)	Includes our obligation to redeem certain shares of stock. This obligation expired upon our IPO.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we reclassified previously recognized extraordinary gains and losses from the early extinguishment of debt.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). The provisions of FIN 46 became effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 for VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, issued in October 2003. We do not believe FIN 46 will have a material impact on our financial statements.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk.

      Our earnings and cash flows are subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.

Impact of Inflation

      Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

Item 8.	Financial Statements and Supplementary Data.

      Our consolidated financial statements together with the report of the independent auditors are set forth beginning on page F-1 and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

PART III.

Item 10.	Directors and Executive Officers of the Registrant.

      Information set forth in the Company’s 2004 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on March 31, 2004 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

      Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	48	Chairman of the Board and Chief Executive Officer
Michele A. Bergerac	48	President and Director
Mark D. Ianni	43	Executive Vice President — General Merchandise Manager
Lawrence L. Spanley, Jr.	57	Chief Financial Officer, Vice President — Finance, Treasurer and Secretary
Stanley K. Tusman	57	Executive Vice President — Inventory and Information Management
Joseph R. Vander Pluym	52	Executive Vice President — Stores

      Peter A. Edison has over 26 years of experience in the fashion and apparel industry. Between 1986 and 1997, Mr. Edison served as director and as an officer in various divisions of Edison Brothers Stores, Inc., including serving as the Director of Corporate Development for Edison Brothers, President of Edison Big & Tall, and as President of Chandlers/ Sacha of London. He also served as Director of Marketing and Merchandise Controller, and in other capacities, for Edison Shoe Division. Mr. Edison received his M.B.A. in 1981 from Harvard Business School, and currently serves chairman of the board of directors of Dave & Busters, Inc. He has served as our Chairman of the Board and Chief Executive Officer since October 1997.

      Michele A. Bergerac has over 26 years of experience in the junior and contemporary women’s shoe business including a 17-year career in various divisions of the May Company and five years with Bakers. Ms. Bergerac started at Abraham & Straus as an Assistant Buyer. Her buying and merchandising career with the May Company included positions at G. Fox, May Corporate, May Company California and Foley’s, where she was the Vice President of Footwear, prior to being hired by Edison Brothers as President of Edison Footwear Group in 1998. Ms. Bergerac has served as our President since June 1999.

      Mark D. Ianni has over 23 combined years with Edison Brothers and Bakers as an experienced first-cost buyer, having held various positions, including Merchandiser, Associate Buyer, Senior Dress Shoe Buyer, Tailored Shoe Buyer and Divisional Merchandise Manager of Dress Shoes prior to his current position of General Merchandise Manager. Mr. Ianni has served as our Executive Vice President — General Merchandise Manager since June 1999.

      Lawrence L. Spanley, Jr. has over 30 years of retail accounting and finance experience. Mr. Spanley spent much of his career at Senack Shoes, a division of Interco. Since 1994, Mr. Spanley has served as either our Chief Financial Officer or our Vice President — Finance, and at various times as our Treasurer and Secretary.

      Stanley K. Tusman has over 30 years of financial analysis and business experience. Mr. Tusman served as the Vice President — Director of Planning & Allocation for the 500-store Edison Footwear Group, the Vice President of Retail Systems Integration for the 500-store Genesco Retail, Director of Merchandising, Planning and Logistics for the 180-store Journey’s and the Executive Director of Financial Planning for the 400-store Claire’s Boutiques chains. Mr. Tusman has served as our Executive Vice President — Inventory and Information Management since June 1999.

      Joseph R. Vander Pluym is a 29-year veteran of store operations with a track record of building and motivating high energy, high service field organizations. Mr. Vander Pluym spent 20 years at the 700-store Merry Go Round chain, where he served as Executive Vice President of Stores for Merry Go Round and Boogie’s Diner Stores. He served as Vice President of Stores for Edison Footwear Group for two years and as Vice President of Stores for Lucky Brand Apparel Stores for approximately six months prior to joining Bakers. Mr. Vander Pluym has served as either our Vice President — Stores or our Executive Vice President — Stores since June 1999.

      Edison Brothers Stores, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. After an unsuccessful reorganization, Edison Brothers refiled for bankruptcy on March 9, 1999 and immediately commenced a liquidation of all its assets.

      Each of the executive officers has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2004 Proxy Statement under the caption “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2004 Proxy Statement are incorporated by this reference.

Code of Ethics

      The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2004 Proxy Statement is incorporated herein by this reference. No other sections of the 2004 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

      The information set forth in the Company’s 2004 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information set forth in the Company’s 2004 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

Equity Compensation Plan Information

      We have only the Baker Footwear Group, Inc. 2003 Stock Option Plan (the “2003 Plan”) under which our equity securities are authorized for issuance to employees or non-employee directors in exchange for goods or services. The 2003 Plan was approved by our shareholders prior to the consummation of our initial public offering.

      The following table shows for this plan the number of shares of common stock to be issued upon exercise of options outstanding at March 1, 2004, the weighted average exercise price of those options, and the number of shares of common stock remaining available for future issuance, excluding shares to be issued upon exercise of outstanding options. We do not have any equity compensation plans assumed by us in mergers.

Equity Compensation Plan Table

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available
	Issued Upon	Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants	Warrants and	to be Issued Upon
Plan Category	and Rights	Rights	Exercise)

Equity compensation plans approved by security holders(1)	573,492	$4.13	295,500

Total	573,492	$4.13	295,500

(1)	Prior to our initial public offering, we had a predecessor stock option plan in effect which allowed us to grant nonqualified stock options. Under the 2003 Plan, which was approved by our shareholders as of January 3, 2004, all of the options granted under the predecessor stock option plan are deemed to be covered by the 2003 Plan. All of the option holders under the predecessor plan also agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. At March 1, 2004, under the 2003 Plan, there was a total of 268,992 shares of common stock to be issued upon exercise of outstanding and fully exercisable options at a weighted average exercise price of $0.01 per share. On February 10, 2004, after the consummation of our initial public offering, we granted nonqualified stock options to purchase 304,500 shares of our common stock to certain of our employees and directors at an exercise price of $7.75 per share, the initial public offering price, pursuant to the 2003 Plan. The options vest in five equal annual installments beginning on the first anniversary of the date of grant. As a result, as of March 1, 2004, there were an additional 304,500 shares of common stock to be issued upon exercise of outstanding options granted having a weighted average exercise price of $7.75 per share. As of the same date, 295,500 shares of common stock remain available for future issuance (excluding shares to be issued upon exercise of outstanding options).

      The information set forth under the caption “Executive Compensation — 2003 Stock Option Plan” in the Company’s Proxy Statement is incorporated herein by reference. No other sections of the 2004 Proxy Statement are incorporated by this reference.

Item 13.	Certain Relationships and Related Transactions.

      The information set forth under the caption “Certain Other Information Regarding Management” in the Company’s 2004 Proxy Statement is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

      The section of the 2004 Proxy Statement entitled “Principal Accounting Fees and Services” is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Documents filed as part of this Report:

1. Financial Statements: The financial statements commencing on page F-1. The Index to Financial Statements on page F-1 is incorporated herein by reference.

2. Financial Statement Schedules: All information schedules have been omitted as the required information is inapplicable, not required, or other information is included in the financial statement notes.

3. Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.2, 10.11, 10.15, 10.16, 10.20 through 10.29 and 10.33 through 10.38. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

      (b) No reports on Form 8-K were filed during the fourth quarter ended January 3, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERS FOOTWEAR GROUP, INC.

April 1, 2004

By	/s/ PETER A. EDISON

Peter A. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Peter A. Edison)	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)	Apr. 1, 2004

* (Lawrence L. Spanley, Jr.)	Chief Financial Officer, Vice President — Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	Apr. 1, 2004

* (Andrew N. Baur)	Director	Apr. 1, 2004

* (Michele Bergerac)	Director	Apr. 1, 2004

* (Timothy F. Finley)	Director	Apr. 1, 2004

* (Harry E. Rich)	Director	Apr. 1, 2004

* (Scott C. Schnuck)	Director	Apr. 1, 2004

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ PETER A. EDISON

Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company.
3.2	Restated Bylaws of the Company.
4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).
4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures.
4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc.
4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Finance Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering.
4.6	Form of common stock certificate.
4.7	Warrants issued by the Company to representatives of the underwriters, or their designees.
10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.2	Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.3	Promissory Note in favor of Sanford Weiss, individually and as agent for the Class B Shareholders dated October 31, 1997 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.4	Security Agreement in favor of Sanford Weiss, as agent for the Class B Shareholders dated October 31, 1997 (included as Schedule 4 to Exhibit 10.3).

Exhibit
Number	Description

10.5	Limited Personal Guaranty given by Peter A. Edison in favor of Sanford Weiss, as agent for the Class B Shareholders dated October 31, 1997 (included as Schedule 5 to Exhibit 10.3).
10.6	Promissory Note in favor of Southwest Bank of St. Louis dated June 22, 1999 in the principal amount of $95,000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.7	Promissory Note in favor of Mississippi Valley Capital Company dated June 22, 1999 in the principal amount of $500,000 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.7.1	Amended and Restated Subordinated Note in favor of Mississippi Valley Capital, LLC dated as of January 31, 2003 in the principal amount of $500,000 (incorporated by reference to Exhibit 10.7.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.8	Warrant in favor of Mississippi Valley Capital Corporation to purchase shares of Class A Common Stock (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.8.1	Amended and Restated Warrant in favor of Mississippi Valley Capital to purchase shares of Class A Common Stock (incorporated by reference to Exhibit 10.8.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.9	Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.10	Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.11	Consultant Agreement dated May 18, 2001 by and between the Company and Mark H. Brown & Associates, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.12	Warehousing Service Agreement dated April 28, 2000 between Brown Shoe Company, Inc. and the Company (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.13	Letter of Understanding Between Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.14	Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.15	Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.16	Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.17	Amended and Restated Loan and Security Agreement dated June 11, 2002 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

Exhibit
Number	Description

10.17.1	First Amendment to Amended and Restated Loan and Security Agreement dated February 20, 2003 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.17.2	Amended & Restated Intercreditor Subordination Agreement among the Company, Mississippi Valley Capital, LLC and Fleet Retail Finance Inc. dated April 8, 2003 (included in Exhibit 10.17.1).
10.17.3	Security Agreement in favor of Mississippi Valley Capital, LLC dated January 31, 2003, (included in Exhibit 10.17.1).
10.17.4	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.4 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.17.5	Third Amendment and Waiver and Consent Agreement dated January 2, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.5 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.17.6	Limited Guaranty of Collection by Peter Edison in favor of Fleet Retail Finance, Inc. dated as of January 18, 2000 (incorporated by reference to Exhibit 10.17.6 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).
10.17.7	Fourth Amendment and Waiver and Consent Agreement dated January 28, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).
10.17.8	Form of Revolving Credit Note in favor of Fleet Retail Finance, Inc. dated as of January 18, 2000 (included in Exhibit 10.17).
10.17.9	Confirmation and Release of Guaranty Agreement by Peter Edison dated as of June 11, 2002 (included in Exhibit 10.17).
10.18	Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004.
10.19	Software License Agreement dated June 3, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.20	Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.21	Employment Agreement dated December 12, 2003 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.21 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.22	Employment Agreement dated December 12, 2003 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.22 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.23	Employment Agreement dated December 17, 2003 by and between the Company and Lawrence Spanley, Jr. (incorporated by reference to Exhibit 10.23 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.24	Letter to Peter Edison from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.24 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

Exhibit
Number	Description

10.25	Letter to Michele Bergerac from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.26	Letter to Mark Ianni from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.27	Letter to Stan Tusman from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.28	Letter to Joe Vander Pluym from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.29	Letter to Larry Spanley from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.30	Amendment to Software License Agreement and Software Support Agreement dated June 4, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.31	Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company.
10.32	Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co. Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow Inc., as representatives of the underwriters named therein.
10.33	Letter to Peter Edison from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
10.34	Letter to Michele Bergerac from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
10.35	Letter to Mark Ianni from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
10.36	Letter to Stan Tusman from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
10.37	Letter to Joe Vander Pluym from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
10.38	Letter to Larry Spanley from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.
11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 14 of the Financial Statements).
14.1	Code of Business Conduct.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Years Ended January 4, 2003 and January 3, 2004

Report of Independent Auditors

The Board of Directors and Shareholders

Bakers Footwear Group, Inc.

      We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 3, 2004 and January 4, 2003 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 3, 2004 and January 4, 2003 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

March 4, 2004, except for
     paragraph 2 of Note 18, as to
     which the date is March 12, 2004

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	January 4,	January 3,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$—	$574,475
Accounts receivable	573,898	1,051,854
Other receivables	420,358	186,011
Inventories	14,279,602	12,780,256
Prepaid expenses and other current assets	630,784	1,029,908

Total current assets	15,904,642	15,622,504
Property and equipment, net	12,249,993	12,459,178
Other assets	937,482	922,825

Total assets	$29,092,117	$29,004,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,966,940	$3,529,652
Accrued expenses	4,328,533	5,986,873
Sales tax payable	1,035,316	1,257,294
Deferred income	463,253	809,122
Revolving credit agreement	7,043,218	2,169,474
Class A stock purchase warrants	—	837,500
Class A stock redemption obligation	—	210,799
Current maturities of capital lease obligations	709,574	947,332
Current maturities of long-term subordinated debt	219,901	645,501

Total current liabilities	16,766,735	16,393,547
Long-term subordinated debt, less current maturities	847,463	214,409
Obligations under capital leases, less current maturities	1,407,592	1,347,112
Other liabilities	889,156	1,291,286
Class A stock purchase warrants	686,860	—
Class A stock redemption obligation	1,262,696	1,178,527
Class B stock redemption obligation	283,500	506,500
Subordinated convertible debentures	4,900,000	4,500,000
Shareholders’ equity:
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding	1,426	1,426
Class B stock, $0.001 par value; 500,000 shares authorized	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized	—	—
Deferred stock compensation	(127,621)	—
Additional paid-in capital	3,608,740	3,756,814
Accumulated deficit	(1,434,430)	(185,114)

Total shareholders’ equity	2,048,115	3,573,126

Total liabilities and shareholders’ equity	$29,092,117	$29,004,507

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Net sales	$140,841,929	$151,147,810	$148,223,553
Cost of merchandise sold, occupancy, and buying expenses	98,247,080	106,011,753	103,057,442

Gross profit	42,594,849	45,136,057	45,166,111
Operating expenses:
Selling	27,097,515	30,774,478	29,491,123
General and administrative	10,145,847	11,358,384	11,856,477
Loss on disposal of property and equipment	24,997	95,785	188,629
Impairment of long-lived assets	4,540	120,114	127,133
Write-off of deferred initial public offering costs	—	1,708,466	—
Amortization of excess of acquired net assets over cost	(1,112,574)	—	—

Operating income	6,434,524	1,078,830	3,502,749
Other income (expense):
Interest expense	(1,086,729)	(1,626,306)	(1,671,739)
State income tax (expense) benefit	(315,667)	163,645	(67,819)
Other income	61,015	2,833	113,371
Other expense	(133,490)	(109,629)	(201,668)

Income (loss) before cumulative effect of change in accounting	4,959,653	(490,627)	1,674,894
Cumulative effect of change in accounting	—	2,774,899	—

Net income	$4,959,653	$2,284,272	$1,674,894

Basic earnings per share	$3.31	$1.50	$0.93

Diluted earnings per share	$2.17	$1.06	$0.79

Pro forma amounts assuming SFAS No. 142 had been adopted as of December 31, 2000 (Note 1):
Income (loss) before cumulative effect of change in accounting	$3,847,079	$(490,627)	$1,674,894
Cumulative effect of change in accounting	3,885,787	—	—

Net income (loss)	$7,732,866	$(490,627)	$1,674,894

Unaudited pro forma income tax information (Note 12):
Income (loss) before cumulative effect of change in accounting and income taxes	$4,870,934	$(654,272)	$1,742,713
Provision for (benefit from) income taxes	1,605,055	(217,178)	674,853

Income (loss) before cumulative effect of change in accounting	3,265,879	(437,094)	1,067,860
Cumulative effect of change in accounting, net of taxes	—	1,763,934	—

Net income	$3,265,879	$1,326,840	$1,067,860

Net income per common share:
Basic	$2.12	$0.83	$0.50

Diluted	$1.44	$0.64	$0.48

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Voting
	Common Stock

	Shares		Additional
	Issued and		Paid-In	Deferred Stock	Accumulated
	Outstanding	Amount	Capital	Compensation	Deficit

Balance at December 30, 2000	1,408,988	$1,409	$3,538,851	$(440,909)	$(4,304,510)
Distributions to shareholders	—	—	—	—	(2,167,191)
Impact of the termination of put options associated with Class A redeemable stock	17,200	17	69,889	—	(47,868)
Compensation cost from stock option grants	—	—	—	69,623	—
Accretion of Class B redeemable stock	—	—	—	—	(193,900)
Net income	—	—	—	—	4,959,653

Balance at January 5, 2002	1,426,188	1,426	3,608,740	(371,286)	(1,753,816)
Distributions to shareholders	—	—	—	—	(1,820,172)
Compensation cost from stock option grants	—	—	—	243,665	—
Accretion of Class A redeemable stock	—	—	—	—	(55,114)
Accretion of Class B redeemable stock	—	—	—	—	(89,600)
Net income	—	—	—	—	2,284,272

Balance at January 4, 2003	1,426,188	1,426	3,608,740	(127,621)	(1,434,430)
Distributions to shareholders	—	—	—	—	(75,949)
Compensation cost from stock option grants	—	—	148,074	127,621	—
Accretion of Class A redeemable stock	—	—	—	—	(126,629)
Accretion of Class B redeemable stock	—	—	—	—	(223,000)
Net income	—	—	—	—	1,674,894

Balance at January 3, 2004	1,426,188	$1,426	$3,756,814	$—	$(185,114)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Operating activities
Net income	$4,959,653	$2,284,272	$1,674,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting	—	(2,774,899)	—
Depreciation and amortization	1,395,148	2,533,782	2,833,143
Amortization of goodwill	7,920	—	—
Amortization of deferred debt issuance costs	26,400	92,286	20,415
Stock-based compensation expense	69,623	243,665	275,695
Amortization of excess of acquired net assets over cost	(1,112,574)	—	—
Amortization of debt discount	86,424	124,160	12,447
Accretion of stock warrants	111,520	140,094	150,640
Impairment of long-lived assets	4,540	120,114	127,133
Loss on disposal of property and equipment	24,997	95,785	188,629
Changes in operating assets and liabilities:
Accounts receivable	(401,419)	233,175	(243,609)
Inventories	1,262,026	(2,989,356)	1,499,346
Prepaid expenses and other current assets	(209,941)	(48,630)	(399,124)
Other assets	(419,118)	(90,853)	(454,483)
Accounts payable	(914,222)	(41,264)	562,712
Accrued expenses and deferred income	1,327,539	(618,421)	2,151,187
Other liabilities	226,938	193,707	402,130

Net cash provided by (used in) operating activities	6,445,454	(502,383)	8,801,155
Investing activities
Purchase of property and equipment	(3,335,831)	(6,610,161)	(2,290,777)
Proceeds from sale of property and equipment	1,825	1,793	2,914

Net cash used in investing activities	(3,334,006)	(6,608,368)	(2,287,863)
Financing activities
Net advances (repayments) under revolving notes payable	(777,452)	4,391,942	(4,873,744)
Proceeds from issuance of subordinated convertible debentures	—	4,900,000	—
Principal payments under capital lease obligations	(326,553)	(591,000)	(844,223)
Principal payments of subordinated debt	(573,696)	(265,321)	(219,901)
Cash distributions to shareholders	(2,167,191)	(1,820,172)	(949)

Net cash provided by (used in) financing activities	(3,844,892)	6,615,449	(5,938,817)

Net increase (decrease) in cash and cash equivalents	(733,444)	(495,302)	574,475
Cash and cash equivalents at beginning of period	1,228,746	495,302	—

Cash and cash equivalents at end of period	$495,302	$—	$574,475

Supplemental disclosures of cash flow information
Cash paid for state income taxes	$243,095	$106,685	$31,126

Cash paid for interest	$874,024	$1,019,404	$1,650,270

Noncash investing and financing transactions
Capital lease obligations	$2,315,915	$718,804	$1,021,500

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

January 3, 2004

1.	Summary of Significant Accounting Policies

Operations

      Bakers Footwear Group, Inc., formerly Weiss and Neuman Shoe Co., (the Company) was incorporated in 1926 and is engaged in the sale of shoes and accessories through over 200 retail stores throughout the United States under the Bakers and Wild Pair names. The Company is a national full-service retailer specializing in moderately priced fashion footwear. The Company’s products include private-label and national brand dress, casual, and sport shoes, boots, and sandals.

      As discussed in Note 18, on February 10, 2004, the Company completed an initial public offering (IPO).

Accounting Period

      The Company’s accounting period is based upon a retail calendar, ending on the Saturday nearest January 31. The Company’s fiscal year ends four weeks prior to a retail calendar, as a result of its Subchapter S tax status. The fiscal year ended January 5, 2002 was a 53-week period. The fiscal years ended January 4, 2003 and January 3, 2004 were 52-week periods.

Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications of prior year presentations have been made to conform to the current year presentation.

Cash and Cash Equivalents

      The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Substantially all cash is held in depository accounts where disbursements are restricted to payments on the revolving credit agreement. The Company’s disbursing accounts are funded through draws on the revolving credit agreement.

Inventories

      Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, management considers current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of certain products could differ materially from management’s estimates.

Property and Equipment

      Property and equipment are stated at cost. Costs related to software developed for internal use, including internal payroll costs, are capitalized in accordance with the American Institute of Certified Public

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives ranging from three years to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life of the assets. Costs of repair and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

      Periodically, management determines whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

      The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the years ended January 5, 2002, January 4, 2003, and January 3, 2004, the Company recorded $4,540, $120,114, and $127,133, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

Revenue Recognition

      Retail sales are recognized at the point of sale and are recorded net of returns and exclude sales tax. Non-store sales through the Company’s Web site are recognized as revenue at the point when title passes. Title passes to the customer at the time the product is shipped to the customer on an FOB shipping point basis. The Company does not record an allowance for sales returns due to immateriality.

Cost of Merchandise Sold

      Cost of merchandise sold includes the cost of merchandise, buying costs, and occupancy costs.

Operating Leases

      The Company leases its store premises and its headquarters facilities under operating leases. Many leases entered into by the Company include options under which the Company may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options which can be exercised under specific conditions.

      For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as accrued rent, which is reflected as a component of other liabilities on the accompanying balance sheets.

      Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge, based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeded the respective targets.

Stock-Based Compensation

      The Financial Accounting Standards Board’s (FASB) SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value-based method of accounting for all stock-based compensation arrangements. SFAS No. 123 permits companies to use the intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and related interpretations to account for stock-based employee compensation arrangements. The Company uses the intrinsic value-based method to account for stock-based employee compensation arrangements and complies with the disclosure provisions of SFAS No. 123.

      The Company recorded compensation expense of $69,623, $243,665, and $275,695 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively, which represents the difference between the estimated fair value of the stock on the date of grant compared to the $0.01 exercise price per option. For pro forma purposes, had the compensation expense been determined in accordance with SFAS No. 123, net income and earnings per share for the years ended January 5, 2002, January 4, 2003, and January 3, 2004 would not have been materially different from the amounts reported.

      The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future periods due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

Marketing Expense

      The Company expenses costs of marketing and advertising, including the cost of newspaper and magazine advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense totaled $791,521, $927,044, and $469,242 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

Offering Costs

      The Company initiated its efforts to file a registration statement with the Securities and Exchange Commission relating to an IPO in April 2002. The Company determined that it would delay the IPO for a period in excess of 90 days and, as a result, during the year ended January 4, 2003, wrote off $1,708,466 of costs initially deferred in connection with the registration process.

      At January 3, 2004 the Company had deferred $733,933 of costs incurred to date, included in other assets in the accompanying balance sheet, related to the resumption of the IPO process. See Note 18 for discussion of the completion of the IPO.

Earnings per Share

      Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, convertible debentures, and the effect of treating the redeemable Class A and Class B stock as permanent capital (see Note 13).

Income Taxes

      The Company elected, by the consent of its shareholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the Code). Under the Subchapter S provisions of the Code, the shareholders include the Company’s operating results in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income tax. However, the Company was subject to income taxes in certain states in which it conducts business.

      As discussed in Note 18, in connection with the IPO, effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma information on the accompanying statements of operations pertaining to income (loss) before cumulative effect of change in accounting and income taxes has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses. The unaudited pro forma information also includes adjustments resulting from applying purchase accounting as a C corporation to the Bakers acquisition (see Note 2), which results in a decrease to the excess of acquired net assets over cost of $2,021,930 as of the acquisition date.

      The unaudited pro forma income tax information included in the statements of operations and Note 12 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company was a C corporation and thus subject to federal and certain state income taxes.

Distributions to Shareholders

      Through January 3, 2004, the Company was an S Corporation and the shareholders, rather than the Company, were responsible for federal and most state and local income tax liabilities related to the taxable income generated by the Company. The Company’s policy is to make periodic distributions to its shareholders in amounts estimated to be sufficient to allow the shareholders to pay the income taxes on their proportionate share of the Company’s taxable income. In certain states where the Company has operations, the Company makes such shareholder distributions in connection with filing composite income tax returns on behalf of the shareholders. Total distributions to shareholders were $2,167,191, $1,820,172, and $75,949 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively. The distributions for the year ended January 3, 2004 include accrued distributions of $75,000 at January 3, 2004 related to composite state income tax returns that will be filed for the year then ended.

Store Lease Acquisitions

      During the year ended January 5, 2002, the Company completed the acquisition of eight store leases through two separate transactions totaling $260,000. The assets purchased consisted of all of the seller’s leasehold interests relating to the eight stores, as well as all furniture, fixtures, and equipment located in the respective stores. Approximately $36,000 of the total consideration paid was allocated to the furniture, fixtures, and equipment acquired, with the remaining $224,000 being allocated to the individual leases acquired. The consideration allocated to these leases is being amortized over the remaining lives of the individual underlying leases acquired.

      In March 2002, the Company acquired 33 store leases from SLJ Retail LLC (SLJ) for a purchase price of $1,800,000 (see Note 2).

Deferred Income

      The Company has a frequent buying program where customers can purchase a frequent buying card entitling them to a 10% discount on all purchases for a 12-month period. The Company ratably recognizes the revenue from the sale of the card over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

      The Company recognized income of $32,659, $597,118, and $1,144,210 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $107,060, $791,114, and $1,489,160 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Business Segments

      The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

      The Company incurs shipping and handling costs to ship merchandise to its customers primarily related to sales orders received from the Company’s Internet Web site. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $7,751, $70,151, and $93,017 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

Goodwill

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Upon adoption, the Company recorded as income its unamortized deferred credit related to the excess fair value over cost of $2,774,899 related to the Company’s acquisition of 198 Bakers locations as a cumulative effect of a change in accounting principle during 2002.

      Pro forma income before cumulative effect of change in accounting, adjusted to exclude the amortization of excess of acquired net assets over cost and goodwill amortization, is as follows:

Year Ended
January 5,
2002

Reported net income	$4,959,653
Amortization of goodwill	7,920
Amortization of excess of acquired net assets over cost	(1,112,574)

Adjusted net income	$3,854,999

Basic earnings per share — as reported	$3.31

Diluted earnings per share — as reported	$2.17

Basic earnings per share — as adjusted	$2.53

Diluted earnings per share — as adjusted	$1.70

2.	Acquisitions

      On June 22, 1999, the Company acquired the assets, primarily inventory and furniture, fixtures, and equipment, of 198 Bakers locations (including Leeds and Wild Pair stores) located throughout the United States from Edison Brothers Stores, Inc. for $8,977,098 in cash and the assumption of $353,000 in liabilities. The acquisition was accounted for using the purchase method. Accordingly, the assets acquired were adjusted to their fair values as of the acquisition date. Because the fair values of the assets acquired exceeded the consideration paid, including $118,000 in acquisition-related expenses, the value of all noncurrent assets was reduced to zero, and the Company recorded a deferred credit of $5,562,568 representing the excess of fair value of assets acquired over the cost of the acquisition.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following summarizes the allocation of the purchase price:

Inventory	$14,892,666
Accrued vacation liability	(353,000)
Excess of assets acquired over purchase price	(5,562,568)

Total purchase price	$8,977,098

      The excess of acquired net assets over cost was amortized using the straight-line method over a period of five years until the adoption of SFAS No. 142 in 2002. The Company recorded as income its unamortized deferred credit of $2,774,899 in 2002 as a cumulative effect of a change in accounting principle.

      If the Company had been a C corporation at the acquisition date, the Company would have recorded a deferred tax liability and a reduction to the excess of acquired net assets over cost of $2,156,070. As a result, the unaudited pro forma information on the accompanying statements of operations pertaining to income (loss) before cumulative effect of change in accounting and income taxes has been adjusted to reflect a reduction in the amount of amortization of $404,386 for each of the years ended December 30, 2000 and January 5, 2002.

      In March 2002, the Company completed the acquisition of 33 store leases from SLJ for a purchase price of $1,800,000. The assets purchased consisted of all of the seller’s leasehold interests relating to the 33 stores, as well as all furniture, fixtures, and equipment located in the respective stores. The total consideration paid was allocated to leasehold improvements and fixtures.

3.	Property and Equipment

      Property and equipment consist of the following:

	Estimated Useful	January 4,	January 3,
	Lives	2003	2004

Furniture, fixtures, and equipment	3-6 years	$8,001,073	$9,876,056
Leasehold improvements	up to 10 years	7,068,662	7,957,242
Computer equipment and software	3 years	2,559,968	2,616,003

		17,629,703	20,449,301
Less accumulated depreciation and amortization		5,379,710	7,990,123

		$12,249,993	$12,459,178

      Depreciation and amortization of property and equipment was $1,395,148, $2,533,782, and $2,833,144 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

4.	Accrued Expenses

      Accrued expenses consist of the following:

	January 4,	January 3,
	2003	2004

Employee compensation and benefits	$2,197,046	$2,884,291
Accrued rent	591,633	414,234
Other	1,539,854	2,688,348

	$4,328,533	$5,986,873

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Capital Lease Obligations

      Assets under capital leases totaling $3,060,015 and $4,218,660 at January 4, 2003 and January 3, 2004, respectively relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $703,427 and $1,463,335 for the years ended January 4, 2003 and January 3, 2004, respectively.

      Obligations under capital leases were $2,117,166 and $2,294,444 at January 4, 2003 and January 3, 2004, respectively.

      Future minimum lease payments at January 3, 2004 under capital leases are as follows:

Fiscal year:
2004	$1,398,052
2005	935,051
2006	536,507
2007	256,299
2008	75,023

Total minimum lease payments	3,200,932
Less amount representing interest	906,488

Present value of minimum lease payments (including current portion of $947,332)	$2,294,444

6.	Operating Leases

      The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2018. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Future minimum lease payments, excluding executory costs, at January 3, 2004 are as follows:

Fiscal year:
2004	$15,804,333
2005	14,519,551
2006	12,110,521
2007	10,280,145
2008	9,338,913
Thereafter	29,551,213

$91,604,676

      Rent expense, including occupancy costs, was $18,893,180, $24,797,828, and $25,792,969 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively. Certain leases provide for contingent rent based on sales. Contingent rent was $525,590, $343,716, and $225,964 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

7.	Revolving Credit Agreement

      The Company has a revolving credit agreement with a commercial bank. This agreement calls for a maximum line of credit of $25,000,000 subject to the calculated borrowing base as defined in the agreement. The revolving credit agreement matures on January 5, 2005 and is secured by substantially all assets of the Company and a $500,000 personal guarantee by the Company’s principal shareholder. Interest is payable

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

monthly at the bank’s base rate plus 0.75% (4.75% per annum at January 3, 2004). The weighted average interest rate approximated 8.16% in 2001, 5.42% in 2002, and 4.87% in 2003. An unused line fee of 0.25% per annum is payable monthly based on the difference between $25,000,000 and the average loan balance.

      The revolving credit agreement also allows the Company to apply the LIBOR (London Interbank Offered Rate) plus 3.00% to a designated portion of the outstanding balance for a minimum of 30 days by entering into a basis swap. The Company periodically enters into such basis swaps to modify the interest payments under the revolving credit agreement from the bank’s base rate plus 0.75% to LIBOR plus 3.00%. Such basis swaps do not meet the criteria for hedge accounting, and accordingly, changes in the fair value of the swaps are included in current results of operations. The basis swaps entered into during 2002 and 2003 did not have a material effect on the financial statements.

      The Company received an overadvance of $2,500,000 on its revolving credit agreement during 2002 to provide interim funding for the Company’s acquisition of 33 store leases from SLJ. At January 4, 2003, there were no outstanding borrowings on the overadvance. The overadvance matured in February 2003.

      On February 20, 2003, the Company amended its revolving credit agreement to provide a Sublimit Facility up to an additional $2,000,000, subject to certain borrowing base restrictions as defined. The Sublimit Facility is payable in full at maturity on February 20, 2004. Amounts outstanding under the Sublimit Facility cannot exceed $1,500,000 at December 1, 2003, $1,000,000 at January 1, 2004, and $500,000 at February 1, 2004. The Sublimit Facility also provides for a minimum EBITDA covenant, a minimum required availability covenant, and a limitation on capital expenditures for 2003. There were no amounts outstanding under the Sublimit Facility at January 3, 2004.

      The agreement contains a restrictive financial covenant limiting capital expenditures and other nonfinancial covenants. At January 3, 2004, the Company has $5,579,468 of unused borrowing available under the revolving credit agreement, including availability under the Company’s Sublimit Facility, based upon the Company’s borrowing base calculation.

      The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At January 4, 2003 and January 3, 2004, the Company had no outstanding letters of credit.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Debt

      The following notes payable are subordinate to the revolving credit agreement and are secured by substantially all assets of the Company:

	January 4,	January 3,
	2003	2004

Subordinated note payable to Class B shareholders, principal and interest payable in quarterly installments of $30,000 up to $50,000 over the term of the loan, at 8% per annum through January 2008. Secured by a $393,000 standby letter of credit and personal guarantee of the principal shareholder	$484,811	$359,910
Subordinated note payable, principal and interest, at 9% per annum, due January 31, 2003	95,000	—
Subordinated note payable to financial institution, due March 1, 2004, issued at a discount (Note 13). Interest of $12,500 is payable quarterly. Note accretes to the original face amount of $500,000 at January 31, 2003	487,553	500,000

	1,067,364	859,910
Less current maturities	219,901	645,501

	$847,463	$214,409

      On April 8, 2003, the Company entered into an amended and restated subordinated note agreement and an amended and restated warrant agreement which extended the maturity date of the subordinated note payable and the Class A stock purchase warrants to March 1, 2004. At January 4, 2003, the subordinated note payable and the Class A stock purchase warrants had balances of $487,553 and $686,860, respectively. The subordinated note payable, with a face amount of $500,000, bears interest at 10% per annum, payable quarterly. The face amount of the note is payable at maturity. The amended and restated warrant agreement provides for an increase in the minimum repurchase amount of $150,000. The warrants are accreted as interest expense, using the effective interest method to the revised minimum repurchase amount of $850,000 over the remaining term of the note. The revised minimum purchase amount of $850,000 is payable at maturity.

      As of January 3, 2004, the scheduled maturities of subordinated debt are as follows:

Fiscal year:
2004	$645,501
2005	167,799
2006	46,610

$859,910

9.	Subordinated Convertible Debentures

      On April 4, 2002, the Company issued $4,900,000 of subordinated convertible debentures. Interest accrues on the unpaid principal amount, beginning January 1, 2003, at 7%, increasing to 9% on January 1, 2004 and 11% on January 1, 2005, and is payable quarterly, in arrears. Principal is due and payable on April 4, 2007 (the maturity date). The debentures convert only upon a qualified IPO, as defined, into an aggregate of 448,302 shares of common stock. In the event of a nonqualifying IPO, as defined, the debentures could be converted into a variable amount of shares at the option of the holder.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Effective January 2, 2004, the Company exchanged its $4,900,000 principal subordinated convertible debentures (existing convertible debentures) for $4,900,000 principal subordinated convertible debentures (new convertible debentures). The new convertible debentures were recorded at fair value, or $4,500,000. In connection with the extinguishment of the existing convertible debentures, the Company wrote off the related unamortized debt issuance costs and recognized an immaterial gain.

      The new convertible debentures bear interest at 7%, increasing to 9% on January 1, 2004 and 11% on January 1, 2005. Interest is payable quarterly, in arrears. Principal is due and payable on April 4, 2007 (the maturity date). The debentures automatically convert upon an IPO, into the fixed number of 653,331 shares of common stock. In the event that an IPO is not consummated prior to maturity, principal is due and payable at the maturity date. The new convertible debentures also provide for certain registration rights in the event of an IPO. In addition, the new convertible debentures are mandatorily redeemable upon certain events, such as a merger, reorganization, stock sale, sale of substantially all assets of the Company, or similar transaction. The maturity or mandatory redemption amount shall be the greater of (i) the unpaid principal balance or (ii) the fair value of the shares to which the debenture holder would have been entitled on a converted basis.

      The Company’s periodic interest cost is determined using the interest method assuming an April 4, 2007 maturity of the debentures.

10.	Employee Benefit Plan

      The Company established a 401(k) savings plan effective July 1, 2000, which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company contributed $64,991, $0, and $35,000 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

11.	Commitments and Contingencies

      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

12.	Pro Forma Income Taxes — Unaudited

      Effective January 4, 2004, the Company revoked its S corporation status and therefore will be subject to corporate federal and state income taxes as a C corporation. Because the Company was an S corporation through the year ended January 3, 2004, deferred taxes have not been reflected in the financial statements. The Company is not responsible for these income taxes until the revocation of the S corporation status. For informational purposes, the statements of operations include a pro forma adjustment for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109, Accounting for Income Taxes.

      The differences between pro forma income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations relate to the impact of state and local taxes and, in periods prior to the adoption of SFAS No. 142, the amortization of excess of acquired net assets over cost.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the Company’s historical income (loss) before cumulative effect of change in accounting to pro forma income (loss) before cumulative effect of change in accounting and income taxes.

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Historical income (loss) before cumulative effect of change in accounting	$4,959,653	$(490,627)	$1,674,894
State income tax expense (benefit)	315,667	(163,645)	67,819
Reduction of amortization of excess of acquired net assets over cost assuming C corporation	(404,386)	—	—

Pro forma income (loss) before cumulative effect of change in accounting and income taxes	$4,870,934	$(654,272)	$1,742,713

      Significant components of the pro forma provision for (benefit from) income taxes on income (loss) before cumulative effect of change in accounting are as follows:

	January 5,	January 4,	January 3,
	2002	2003	2004

Current:
Federal	$1,420,414	$(352,771)	$801,763
State and local	167,107	(41,503)	94,325

Total current	1,587,521	(394,274)	896,088
Deferred:
Federal	15,688	158,454	(197,947)
State and local	1,846	18,642	(23,288)

Total deferred (credit)	17,534	177,096	(221,235)

Total income tax (benefit) provision	$1,605,055	$(217,178)	$674,853

      The differences between the pro forma provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations are as follows:

	January 5,	January 4,	January 3,
	2002	2003	2004

Statutory federal income tax rate	34.00%	(34.00)%	34.00%
State and local income taxes, net of federal income taxes	4.00%	(4.00)%	4.00%
Permanent differences	(5.05)%	4.81%	0.72%
Valuation allowance	—	—	—

Effective tax rate	32.95%	(33.19)%	38.72%

      Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Pro forma deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes as if the Company was a C corporation.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s pro forma deferred tax assets and liabilities are as follows:

	January 4,	January 3,
	2003	2004

Deferred tax assets:
Vacation accrual	$256,367	$230,768
Inventory	717,833	693,424
Stock-based and accrued bonus compensation	255,732	536,834
Accrued rent	340,351	490,689
Other	34,010	21,660

Total deferred tax assets	1,604,293	1,973,375
Deferred tax liabilities:
Property and equipment	808,017	955,864

Total deferred tax liabilities	808,017	955,864

Net deferred tax assets	$796,276	$1,017,511

13.	Shareholders’ Equity

      As discussed in Note 18, effective February 10, 2004 the Company completed its IPO. In connection with the IPO, all Class A, Class B and Class C common stock was converted into the Company’s new common stock. The following discussion of Class A, Class B and Class C common stock relates to their rights and privileges as of January 3, 2004.

      As of January 3, 2004, the Company has three classes of common stock: Class A, Class B, and Class C. All voting rights are vested with the Class A and Class C common stock. The Articles of Incorporation provide that all classes of common stock have equal rights with respect to distributions and liquidation preference.

Class A Stock

      All Class A shares are subject to a shareholder agreement which limits the shareholder’s ability to sell stock and provides the Company the right to purchase stock from the shareholders at a price based on net book value in certain circumstances defined in the agreement or at a price based on the appraised value of the Company in the event of the death of a Class A shareholder. The shareholder agreement provides for certain registration rights and co-sale rights in connection with an IPO.

      During fiscal 1999, the Company sold 605,595 shares of Class A stock for $2,418,116, net of issuance costs. Of the total amount sold, 284,257 shares contained put options, and these shares are classified as a Class A stock redemption obligation in the accompanying balance sheets. These options give the option holders the right to cause the Company to redeem all, but not less than all, shares held by the individuals in June 2004 or June 2005. The purchase price for such redemption is to be equal to the greater of (a) the book value of the shares as defined in the agreement or (b) a variable minimum redemption amount based upon timeframes specified in the agreement. The difference between the minimum redemption amount and the original issue price of the shares holding put options is being accreted over the redemption period.

      In January 2001, 17,200 of the Class A shares were sold among shareholders at the original issue price. Under the purchase agreement, put options attached to certain of these shares did not transfer to the new shareholders and were therefore terminated. Accordingly, the original value of $69,906 associated with these shares was transferred from temporary capital into permanent paid-in capital at that time. In addition, this

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

transaction decreased the minimum redemption amount, which is accounted for as a change in accounting estimate and thus impacts the periodic accretion charges on a prospective basis with no adjustment to prior periods.

      The Class A stock redemption obligation is $1,262,696, and $1,389,326 at January 4, 2003, and January 3, 2004, respectively. If the put options are exercised, the Class A stock redemption obligation would be payable in 36 equal monthly installments of principal plus interest at a rate of 8% beginning in the month the options are exercised.

Class B Stock

      Beginning after October 31, 2007 (ten years from the date of original issuance), the Company has the option to purchase all, but not less than all, of the 271,910 Class B shares held by the respective Class B shareholders, which represents all issued and outstanding shares. In the event the Company fails to exercise its purchase option, the principal Class A shareholder shall then have the option to purchase all, but not less than all, of the outstanding Class B shares. If the Company or the principal Class A shareholder exercises the respective right, the purchase price per share shall be an amount determined by an external appraiser selected by the parties in accordance with the agreement.

      Upon the death of a Class B shareholder, the Company and the principal Class A shareholder have generally the same repurchase rights and at the same price as those in place after October 31, 2007.

      The Class B shareholders also have the right to cause the Company to redeem all 271,910 Class B shares upon the Company’s final principal payment related to the outstanding subordinated note payable with these shareholders in January 2008 (see Note 8). The Class B shareholders could cause such redemption to occur earlier upon the occurrence of certain events, as defined in the agreement. The purchase price upon the redemption of the Class B shares is based on net book value per share in accordance with the agreement.

      Periodic changes in the redemption value are recognized immediately by the Company as they occur. Thus, the carrying value of the Class B shares is adjusted to equal the redemption amount at the end of each reporting period through an offset to retained earnings. The value of the Class B stock redemption obligation was $283,500 and $506,500 as of January 4, 2003 and January 3, 2004, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

      The Company has a stock option plan (the Plan) under which non-qualified options to purchase up to 1,500,000 shares of Class C stock are available to be granted to employees at an option price determined by the Board of Directors, which administers the Plan. No option can be for a term of more than 14 years from the date of grant. In general, options vest at 25% per year on each annual anniversary date of the optionee’s employment with the Company. At January 4, 2003, approximately 183,206 options were exercisable. At January 3, 2004, all 268,992 options issued were exercisable. No options have been exercised since the inception of the Plan.

      Stock option activity under the Plan during the years ended January 5, 2002, January 4, 2003, and January 3, 2004 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 30, 2000	360,595	$0.01
Granted	—	—
Exercised	—	—
Cancelled	(116,321)	0.01

Outstanding at January 5, 2002	244,274	0.01
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at January 4, 2003	244,274	0.01
Granted	24,718	0.01
Exercised	—	—
Cancelled	—	—

Outstanding at January 3, 2004	268,992	$0.01

      The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. In 2003, the Company issued 24,718 options with an estimated grant-date fair value of $6.00 per share which vested immediately and were included in compensation expense.

      Pro forma information regarding results of operations is required by SFAS No. 123 as if the Company had accounted for its stock-based awards under the fair value method. The fair value of the Company’s stock-based awards to employees has been estimated using the minimum value option pricing model, which does not consider stock price volatility. Because the Company does not have actively traded equity securities, volatility is not considered in determining the fair value of the stock-based awards.

      For the year ended January 3, 2004, the fair value of the Company’s stock-based awards was estimated using the following weighted average assumptions:

Expected life of options in years	4
Risk-free interest rate	4.0%
Expected dividend yield	0.0%

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The weighted average remaining contractual life of the stock options outstanding at January 3, 2004 is approximately 10 years.

Stock Purchase Warrants

      The Company issued warrants that entitle the note holder to acquire 76,907 shares of Class A common stock at an exercise price of $0.001 per share. The note holder may also put the warrants to the Company on the maturity date of the related subordinated note, which is March 1, 2004. The minimum stated repurchase obligation for the warrants on that date is $850,000 and could be higher based on the Company’s financial results. At the date of issuance in fiscal 1999, the Company determined the fair value of the subordinated note payable and allocated the proceeds received between the note and warrants based on their respective fair values at the time of issuance. The value allocated to the warrants, of $307,551, was recorded as a debt discount to be charged to interest expense over the life of the notes using the effective interest method. Interest expense recorded with respect to the amortization of the debt discount was $86,424, $124,160, and $12,447 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

      The warrants are being accreted, using the effective interest method, to the minimum repurchase amount of $850,000 over the term of the note as interest expense, which was $111,520, $140,094, and $150,640 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Numerator:
Income (loss) before cumulative effect of change in accounting	$4,959,653	$(490,627)	$1,674,894
Cumulative effect of change in accounting	—	2,774,899	—

Net income	4,959,653	2,284,272	1,674,894
Accretion on redeemable stock	(241,768)	(144,714)	(349,629)

Numerator for basic earnings per share	4,717,885	2,139,558	1,325,265
Add accretion on redeemable stock	241,768	144,714	349,629
Interest expense related to warrants	111,520	140,094	150,640

Numerator for diluted earnings per share	$5,071,173	$2,424,366	$1,825,534

Denominator:
Denominator for basic earnings per share — weighted average shares	1,426,188	1,426,188	1,426,188
Effect of dilutive securities:
Stock options	295,797	243,663	258,218
Stock purchase warrants	76,888	76,888	76,897
Redeemable securities	538,967	538,967	538,967

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	2,337,840	2,285,706	2,300,270

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$3.48	$(0.34)	$1.17
Cumulative effect of change in accounting	—	1.94	—

Net income	3.48	1.60	1.17
Accretion on Class A and Class B redeemable stock	(0.17)	(0.10)	(0.24)

Net income allocable to common shareholders	$3.31	$1.50	$0.93

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$2.12	$(0.21)	$0.73
Cumulative effect of change in accounting	—	1.21	—

Net income	2.12	1.00	0.73
Interest expense related to Class A stock purchase warrants	0.05	0.06	0.06

Net income allocable to common shareholders	$2.17	$1.06	$0.79

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the earnings per share for the unaudited pro forma income tax information on the accompanying statements of operations (see Note 12):

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$2.29	$(0.31)	$0.75
Cumulative effect of change in accounting, net of taxes	—	1.23	—

Net income	2.29	0.92	0.75
Accretion on Class A and Class B redeemable stock	(0.17)	(0.09)	(0.25)

Net income allocable to common shareholders	$2.12	$0.83	$0.50

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$1.40	$(0.19)	$0.48
Cumulative effect of change in accounting, net of taxes	—	0.77	—

Net income	1.40	0.58	0.48
Interest expense related to Class A stock purchase warrants	0.04	0.06	—

Net income allocable to common shareholders(1)	$1.44	$0.64	$0.48

(1)	The diluted earnings per share calculation for the year ended January 3, 2004 excludes incremental shares of 76,897 and interest expense, net of tax, of $93,397 related to the outstanding stock purchase warrants because they are antidilutive.

15.	Fair Value of Financial Instruments

      The carrying values and fair values of the Company’s financial instruments are as follows:

	January 4, 2003		January 3, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$—	$—	$574,475	$574,475
Revolving notes payable and long-term subordinated debt, including current maturities	8,110,582	8,146,591	3,029,384	3,060,885
Subordinated convertible debentures	4,900,000	5,742,448	4,500,000	4,500,000
Capital lease obligations, including current maturities	2,117,166	2,400,791	2,294,444	3,002,054
Stock purchase warrants	686,860	697,421	837,500	843,465

      The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of long-term debt and capital lease obligations have been estimated based on current rates offered to the Company for debt of the same maturities. The fair value of stock purchase warrants is estimated based upon the minimum repurchase amount discounted based on current rates offered to the Company for debt of the same maturity.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions

      The Company purchases merchandise inventory from a vendor affiliated with the Company through common ownership. Such purchases were approximately $1,200,000, $865,000 and $733,000 during the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively. Accounts payable related to such purchases were approximately $102,000 and $85,000 at January 4, 2003 and January 3, 2004, respectively.

      Holders of $918,368 of the $4,500,000 outstanding subordinated convertible debentures are related parties, including a relative of the principal shareholder and an entity affiliated with the Company through a common director.

      In addition, the Company maintains certain of its cash and cash equivalents with a financial institution also affiliated with the Company through common ownership. A portion of the Company’s credit facility, long-term subordinated debt and Class A stock purchase warrants are payable to this affiliated financial institution. The transactions with this affiliate are executed in the normal course of business.

17.	Quarterly Financial Data — Unaudited

	First	Second	Third	Fourth

Fiscal year 2002:
Net sales	$32,059,325	$39,405,673	$36,259,634	$43,423,178
Gross profit	10,075,453	11,892,540	8,502,972	14,665,092
Income (loss) before cumulative effect of change in accounting	437,625	457,565	(3,096,201)	1,710,384
Net income (loss)	3,212,524	457,565	(3,096,201)	1,710,384
Basic earnings (loss) per share	1.99	0.35	(1.88)	1.04
Diluted earnings (loss) per share	1.42	0.22	(1.88)	0.76
Fiscal year 2003:
Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,718,475	11,518,141	9,348,082	16,581,413
Net income (loss)	(3,254,643)	722,408	(1,032,935)	5,240,064
Basic earnings (loss) per share	(2.09)	0.50	(0.73)	3.26
Diluted earnings (loss) per share	(2.09)	0.30	(0.73)	2.28

18.	Subsequent Events

Change in Tax Status

      Effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. As a result of this change in tax status, the Company will recognize deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion, and will be subject to federal, state and local income taxes at the corporate level.

Initial Public Offering

      On February 10, 2004, the Company completed its IPO and sold 2,160,000 shares of common stock at $7.75 per share. On March 12, 2004, the Company sold an additional 324,000 shares of common stock at $7.75 per share when the underwriters exercised their over-allotment option. The net proceeds to the Company from the IPO were approximately $15,500,000 after deducting the underwriting discount and other expenses incurred in connection with the IPO.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Proceeds

      The Company used the proceeds from the IPO to repay the balance on the revolving credit agreement, described in Note 7, repay approximately $850,000 of subordinated debt, described in Note 8, and repurchase stock warrants, described in Note 13, for $850,000. The Company used the remaining proceeds for working capital purposes, primarily for the purchase of inventory in the ordinary course of business, and investments in short-term, investment-grade, interest bearing instruments.

Conversion of Common Stock

      Effective with the IPO, all shares of the Company’s existing Class A, Class B, and Class C common stock were exchanged for shares of new common stock on a one to one basis and the Company’s related repurchase obligations were terminated.

Issuance of Stock Purchase Warrants

      Effective with the IPO, the Company issued stock purchase warrants covering 216,000 share of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters. The warrants become exercisable on February 5, 2005 and expire on February 5, 2009.

Issuance of Stock Options

      Effective with the IPO, the Company issued 304,500 stock options to its employees at an exercise price of $7.75 per share. These options vest over five years and expire after ten years.

Conversion of Convertible Subordinated Debentures

      Effective with the IPO, the subordinated convertible debentures were converted into 653,331 shares of common stock at a conversion rate of $7.50 per share. The Company will recognize a beneficial conversion expense of approximately $163,000 for the difference between the $7.75 offering price and the $7.50 conversion price.