Form 10-Q
period 2004-04-03
BAKERS FOOTWEAR GROUP INC
filed 2004-05-17
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number: 000-50563

BAKERS FOOTWEAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Missouri (State of other jurisdiction of incorporation or organization)	43-0577980 (I.R.S. Employer Identification Number)

2815 Scott Avenue, St. Louis, Missouri (Address of principal executive offices)	63103 (Zip Code)

(314)621-0699

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [  ] No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes     [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value, 5,102,481 shares issued and outstanding as of May 14, 2004

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	April 5,	January 3,	April 3,
	2003	2004	2004
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$574,475	$6,104,495
Accounts receivable	754,856	1,051,854	946,602
Other receivables	197,492	186,011	129,321
Inventories	17,795,084	12,780,256	17,939,885
Prepaid expenses and other current assets	1,066,190	1,029,908	1,427,468
Deferred income taxes	—	—	1,235,658

Total current assets	19,813,622	15,622,504	27,783,429
Property and equipment, net	12,964,770	12,459,178	13,056,968
Other assets	858,480	922,825	154,709

Total assets	$33,636,872	$29,004,507	$40,995,106

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,967,126	$3,529,652	$6,207,287
Accrued expenses	3,749,418	5,986,873	3,536,126
Sales tax payable	640,796	1,257,294	844,096
Deferred income	516,981	809,122	821,091
Revolving credit agreement	15,283,202	2,169,474	—
Class A stock purchase warrants	725,000	837,500	—
Class A stock redemption obligation	—	210,799	—
Current maturities of capital lease obligations	831,638	947,332	893,619
Current maturities of long-term subordinated debt	660,203	645,501	—

Total current liabilities	25,374,364	16,393,547	12,302,219
Long-term subordinated debt, less current maturities	324,608	214,409	—
Obligations under capital leases, less current maturities	1,655,700	1,347,112	1,163,386
Other liabilities	982,158	1,291,286	1,391,816
Deferred income taxes	—	—	64,411
Class A stock redemption obligation	1,276,863	1,178,527	—
Class B stock redemption obligation	—	506,500	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding at April 3, 2004	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at April 3, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at April 5, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized at April 5, 2003 and January 3, 2004	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized at April 5, 2003 and January 3, 2004	—	—	—
Deferred stock compensation	(66,706)	—	—
Additional paid-in capital	3,608,740	3,756,814	25,960,381
Retained earnings (deficit)	(4,420,281)	(185,114)	112,383

Total shareholders’ equity (deficit)	(876,821)	3,573,126	26,073,274

Total liabilities and shareholders’ equity	$33,636,872	$29,004,507	$40,995,106

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	April 5, 2003	April 3, 2004
Net sales	$31,909,958	$34,305,013
Cost of merchandise sold, occupancy, and buying expenses	24,191,483	24,423,354

Gross profit	7,718,475	9,881,659
Operating expenses:
Selling	7,216,015	7,440,980
General and administrative	3,198,360	3,480,074
Loss on disposal of property and equipment	125,247	93,491

Operating loss	(2,821,147)	(1,132,886)
Other income (expense):
Interest expense	(405,332)	(441,966)
State income tax (expense) benefit	(1,099)	—
Other income (expense), net	(27,065)	86,811

Loss before income taxes	(3,254,643)	(1,488,041)
Provision for (benefit from) income taxes	—	(1,578,028)

Net income (loss)	$(3,254,643)	$89,987

Basic earnings (loss) per share	$(2.09)	$0.03

Diluted earnings (loss) per share	$(2.09)	$0.03

Pro forma income tax information
Loss before income taxes	$(3,253,544)
Provision for (benefit from) income taxes	(1,230,647)

Net loss	$(2,022,897)

Basic loss per share	$(1.23)

Diluted loss per share	$(1.23)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Class A Voting
	Common Stock		Common Stock
	Shares		Shares		Additional	Retained
	Issued and		Issued and		Paid-In	Earnings
	Outstanding	Amount	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(185,114)	$3,573,126
Adjust accumulated deficit to reflect conversion from S Corporation to C Corporation	—	—	—		(185,114)	185,114	—
Accretion of class A redeemable stock	—	—	—		—	(116,854)	(116,854)
Accretion of class B redeemable stock	—	—	—		—	139,250	139,250
Exchange of Class A redeemable stock, Class A common stock and Class B redeemable stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,874,659	—	1,873,430
Shares issued in connection with initial public offering	2,484,000	248	—		15,559,286	—	15,559,534
Conversion of convertible debentures into common stock	653,331	65	—		4,954,736	—	4,954,801
Net income	—	—	—	—	—	89,987	89,987

Balance at April 3, 2004	5,102,481	$510	—	$—	$25,960,381	$112,383	$26,073,274

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	April 5, 2003	April 3, 2004
Operating activities
Net income (loss)	$(3,254,643)	$89,987
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	653,558	727,871
Deferred income taxes	—	(1,171,247)
Beneficial conversion of subordinated debentures	—	163,333
Amortization of deferred debt issuance costs	30,762	1,538
Stock-based compensation expense	60,915	—
Amortization of debt discount	12,447	9,820
Accretion of stock warrants	38,140	12,500
Loss on disposal of property and equipment	125,247	93,491
Changes in operating assets and liabilities:
Accounts receivable and other receivables	41,908	161,942
Inventories	(3,515,482)	(5,159,629)
Prepaid expenses and other current assets	(435,406)	(397,560)
Other assets	48,240	708,116
Accounts payable	186	2,677,635
Accrued expenses and deferred income	(919,906)	(2,511,866)
Other liabilities	93,002	100,530

Net cash used in operating activities	(7,021,032)	(4,493,539)

Investing activities
Purchase of property and equipment	(822,599)	(1,419,587)
Proceeds from sale of property and equipment	1,313	435

Net cash used in investing activities	(821,286)	(1,419,152)

Financing activities
Net advances (repayments) under revolving notes payable	8,239,984	(2,169,474)
Proceeds from initial public offering	—	15,559,534
Principal payments under capital lease obligations	(302,124)	(237,439)
Principal payments of subordinated debt	(95,000)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(542)	—

Net cash provided by financing activities	7,842,318	11,442,711

Net increase in cash and cash equivalents	—	5,530,020
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$—	$6,104,495

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,099	$33,857

Cash paid for interest	$318,449	$275,216

Noncash investing and financing transactions
Capital lease obligations	$672,296	$—

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

1. Basis of Presentation

     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended January 3, 2004.

2. Initial Public Offering

     On February 10, 2004, the Company completed its Initial Public Offering (IPO) and sold 2,160,000 shares of common stock at $7.75 per share. On March 12, 2004, the Company sold an additional 324,000 shares of common stock at $7.75 per share when the underwriters exercised their over-allotment option. The net proceeds to the Company were approximately $15,560,000 after deducting the underwriting discount and other expenses incurred in connection with the IPO.

     The Company used the proceeds from the IPO to repay the $4.9 million balance on its revolving credit agreement, repay $859,910 of subordinated debt, and repurchase stock warrants for $850,000. The Company used the remaining proceeds for working capital purposes, primarily for the purchase of inventory in the ordinary course of business and capital expenditures. Pending use of the remaining proceeds, the Company has invested in short-term, investment-grade, interest bearing instruments.

     Effective with the IPO, all shares of the Company’s existing Class A, Class B, and Class C common stock were exchanged for shares of new common stock on a one to one basis, excluding fractional shares, and the Company’s related repurchase obligations were terminated.

     The Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters. The warrants become exercisable on February 10, 2005 and expire on February 10, 2009.

     The subordinated convertible debentures were converted into 653,331 shares of common stock at a conversion rate of $7.50 per share. The Company recognized a beneficial conversion expense of $163,333 for the difference between the $7.75 IPO price and the $7.50 conversion price.

3. Income Taxes

     Effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Under the S Corporation provisions of the Internal Revenue Code, the individual shareholders include their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducts business.

     The pro forma information on the accompanying statement of operations for the thirteen weeks ended April 5, 2003 has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses, and is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as if the Company had been a C corporation during that period and thus subject to federal and state income taxes.

     As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,017,511 for the impact of these amounts as a component of the provision for income taxes for the thirteen weeks ended April 3, 2004.

     Significant components of the benefit from income taxes for the thirteen weeks ended April 3, 2004 are as follows:

Thirteen
Weeks Ended
April 3, 2004
Current:
Federal	$342,553
State and local	64,228

Total current	406,781

Deferred:
Federal	986,313
State and local	184,934

Total deferred	1,171,247

Total income tax benefit	$1,578,028

     The differences between the income tax benefit at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks ended April 3, 2004 are as follows:

Thirteen Weeks
Ended April 3,
2004
Statutory federal income tax rate	34.00%
State and local taxes, net of federal income taxes	4.00%
Permanent differences	(0.33)%
Conversion from S corporation status to C corporation status	68.38%

Effective tax rate	106.05%

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

April 3, 2004
Deferred tax assets:
Vacation accrual	$278,268
Inventory	954,654
Stock-based compensation	426,634
Accrued rent	550,550

Total deferred tax assets	2,210,106

Deferred tax liabilities:
Property and equipment	1,038,859

Total deferred tax liabilities	1,038,859

Net deferred tax assets	$1,171,247

4. Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value-based method of accounting for all stock-based compensation arrangements. SFAS No. 123 permits companies to use the intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock-based employee compensation arrangements. The Company uses the intrinsic value-based method to account for stock-based employee compensation arrangements and complies with the disclosure provisions of SFAS No. 123.

     The Company recorded compensation expense of $60,915 for the thirteen weeks ended April 5, 2003, which represents the difference between the estimated fair value of the stock on the date of the grant compared to the $0.01 exercise price per option. For pro forma purposes, had the compensation expense been determined in accordance with SFAS No. 123, net loss and net loss per share would not have been materially different from the amounts reported.

     Effective with the IPO, the Company issued options to purchase 304,500 shares of common stock with an exercise price of $7.75 per share to certain employees and directors. These options vest over five years and expire after ten years. Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Net income (loss) as reported	$(3,254,643)	$89,987
Add: Stock based compensation expense included in net income as reported	60,915	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(60,915)	(66,551)

Pro forma net income (loss)	$(3,254,643)	$23,436

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Basic earnings (loss) per share:
As reported	$(2.09)	$0.03
Pro forma	$(2.09)	$0.01
Diluted earnings (loss) per share:
As reported	$(2.09)	$0.03
Pro forma	$(2.09)	$0.01

     No options were granted during the thirteen weeks ended April 5, 2003. The weighted-average fair value of options granted during the thirteen weeks ended April 3, 2004 was $4.68. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3%, expected volatility of 64%, and expected option life of 6 years.

5. Earnings (Loss) Per Share

     Basic earning per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and, through the effective date of the IPO, convertible debentures, and redeemable Class A and Class B stock.

     The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Numerator:
Net Income (loss)	$(3,254,643)	$89,987
Accretion on redeemable stock	269,333	22,396

Numerator for basic earnings per share	(2,985,310)	112,383
Reverse accretion on redeemable stock	(269,333)	(22,396)
Interest expense related to convertible debentures	—	26,387
Interest expense related to warrants	38,140	7,750

Numerator for diluted earnings per share	$(3,216,503)	$124,124

Denominator for basic earnings per share – weighted average shares	1,426,188	3,454,666
Effect of dilutive securities
Stock options	—	314,303
Stock purchase warrants	—	49,018
Redeemable securities	—	500,167

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	1,426,188	4,318,154

     For the thirteen weeks ended April 5, 2003, 243,948 stock options, 76,897 stock purchase warrants, and 538,967 shares of redeemable securities were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the thirteen weeks ended April 3, 2004, 216,000 stock purchase warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business – Cautionary Statements Regarding Forward-Looking Statements and Certain Risks.”

Overview

     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of April 3, 2004, we operated 178 Bakers stores and 29 Wild Pair stores located in 36 states.

     During the first quarter of 2004, we completed our initial public offering generating net proceeds of $15.6 million, converted $6.8 million of convertible debt and redeemable securities into common stock, and repaid $4.1 million of debt obligations. This has significantly enhanced our financial position and will enable us to pursue our plans to increase the number of stores we operate and remodel existing stores into our new format. We anticipate that our new format stores will result in higher sales in future periods.

     During the first quarter of 2004, our operating results reflected the trend of increased demand for more fashion-oriented women’s footwear that started in the fall of 2003. For the first quarter of 2004 our sales increased 7.5% compared to the first quarter of 2003, and, more significantly, our gross profit increased 28%.

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

Store closing and impairment charges

     Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value.

Deferred income taxes

     Through January 3, 2004, we were an S corporation under Subchapter S of the Internal Revenue Code and comparable state tax laws, and consequently were not subject to income taxes on our earnings in those jurisdictions, other than state franchise and net worth taxes. However, we were subject to income taxes in some states in which we conduct business which do not recognize S corporation status. Our S corporation status was terminated effective January 4, 2004. Beginning with the thirteen week period ended April 3, 2004 we are a C Corporation for Federal and state income tax purposes and, as a result, are subject to Federal and state income taxes.

     We calculate income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully recover the amount of net deferred tax assets.

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	75.8	71.2

Gross profit	24.2	28.8
Selling expense	22.6	21.7
General and administrative expense	10.0	10.1
Loss on disposal of property and equipment	0.4	0.3

Operating loss	(8.8)	(3.3)
Other income (expense)	(0.1)	0.3
Interest expense	(1.3)	(1.3)

Loss before income taxes	(10.2)	(4.3)
Income tax benefit	—	4.6

Net income (loss)	(10.2)%	0.3%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Number of stores at beginning of period	233	215
Stores opened or acquired during period	—	—
Stores closed during period	(13)	(8)

Number of stores at end of period	220	207

Thirteen Weeks Ended April 3, 2004 Compared to Thirteen Weeks Ended April 5, 2003

     Net sales. Net sales increased to $34.3 million for the thirteen weeks ended April 3, 2004 (first quarter 2004) from $31.9 million for the thirteen weeks ended April 5 2003 (first quarter 2003), an increase of $2.4 million. This increase resulted principally from higher average unit prices reflecting less discounting compared to the first quarter of 2003. Net sales for the first quarter of 2004 reflect the continuation of strong consumer demand for dress footwear that began in the fourth quarter of 2003 and compare favorably to the weak retail environment during the first quarter of 2003. Net sales increased despite operating thirteen fewer stores compared to the first quarter of 2003. Our comparable store sales for the first quarter of 2004 increased by 11.2% compared to the first quarter of 2003.

     Gross profit. Gross profit increased to $9.9 million in the first quarter of 2004 from $7.7 million in the first quarter of 2003. As a percentage of sales, gross profit increased to 28.8% in the first quarter of 2004 from 24.2% in the first quarter of 2003. This reflects significantly improved markdown experience resulting from the strong retail environment that started in the fourth quarter of 2003 and continued through the first quarter of 2004.

     Selling expense. Selling expense increased to $7.4 million in the first quarter of 2004 from $7.2 million in the first quarter of 2003, an increase of $200,000, but decreased as a percentage of sales to 21.7% from 22.6%. This increase was due primarily to higher salaries and commissions but reflects continued effective expense management demonstrated by the reduction of sales expense as a percentage of sales.

     General and administrative expense. General and administrative expense increased to $3.5 million in the first quarter of 2004 from $3.2 million in the first quarter of 2003, an increase of $300,000. The increase was due primarily to increased compensation expense compared to the first quarter of 2003.

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.0 million for the first quarter of 2004. In addition, we recognized a tax benefit of $500,000 for the first quarter of 2004 related to the taxable loss incurred during the quarter. Because we were an S corporation during the first quarter of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first quarter of 2003, we would have had a tax benefit of $1.2 million for the period.

     Net income (loss). We had net income of $90,000 in the first quarter of 2004 compared to a net loss of $3.2 million in the first quarter of 2003. If we had been taxed as a C corporation for the first quarter of 2003, our net loss would have been $2.0 million for that period.

Seasonality and Quarterly Fluctuations

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

     In addition to our normal seasonal fluctuation, some events, in particular the Easter holiday, shift between fiscal quarters in some years due to the nature of our fiscal year. This shift will influence our quarterly comparable results. Easter falls in the second quarter of fiscal years 2003 and 2004.

     Quarterly comparisons may also be affected by the timing of sales and costs associated with opening of new stores, including acquisitions.

Liquidity and Capital Resources

     During the first quarter of 2004, we completed our initial public offering which generated net proceeds of $15.6 million. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of subordinated debt.

  At April 3, 2004, we had total assets of $41.0 million and shareholders’ equity of $26.1 million compared to total assets of $29.0 million and shareholders’ equity of $3.6 million at January 3, 2004, and compared to total assets of $33.6 million and a deficit in shareholders’ equity of $900,000 at April 5, 2003. At April 3, 2004, we had net working capital of $15.5 million, and $12.1 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at

January 3, 2004 and compared to negative net working capital of $5.6 million and $400,000 of unused borrowing capacity at April 5, 2003.

     The improvement in our financial position primarily relates to the proceeds from our initial public offering, the conversion of our subordinated debentures and redeemable Class A and Class B common stock into common stock, and our improved operating results.

     We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and proceeds from our initial public offering will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.

Operating activities

     For the first quarter of 2004, our net cash used by operating activities was $4.5 million compared to net cash used by operating activities of $7.0 million in the first quarter of 2003, an improvement of $2.5 million. The primary cause of this improvement was increased operating income in 2004. The primary use of cash for operating activities during the first quarter of 2004 and 2003 is the seasonal change in inventory which increased $5.2 million in the first quarter of 2004 and $3.5 million in the first quarter of 2003.

Investing activities

     Cash used in investing activities was $1.4 million in the first quarter of 2004 compared to $800,000 for the first quarter of 2003. During each quarter, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

     We anticipate that our capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $8.0 million to $9.0 million.

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

     We plan to remodel approximately 17 to 21 stores in our new format in fiscal year 2004. Remodeling the average existing store into the new format is estimated to cost approximately $225,000. We also plan to perform minor remodeling at approximately ten stores in fiscal year 2004 at an average cost of $40,000 per store.

Financing activities

     On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the shares of common stock and the warrants sold was approximately $19.3 million. The net proceeds to us from the offering were approximately $15.6 million. We used the net proceeds received from the initial public offering to repay $4.9 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt, and $1.4 million for capital expenditures. We expect to use the remaining net proceeds for capital expenditures, working capital requirements and other general corporate purposes, including the purchase of inventory in the ordinary course of business. Pending use of the proceeds, we are investing in short-term, investment-grade interest bearing instruments.

     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At April 3, 2004, we had 5,102,481 shares of common stock outstanding.

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

     In connection with the closing of our IPO, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005.

     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Off-Balance Sheet Arrangements

     At April 3, 2004 and April 5, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

     Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). The provisions of FIN 46 became effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 for VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, issued in October 2003. We were not required to consolidate any VIEs.

     Effect of Inflation

     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings and cash flows may be subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

     Internal control Over Financial Reporting: The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first fiscal quarter.

BAKERS FOOTWEAR GROUP, INC.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     The Company’s $4.9 million in aggregate principal amount of subordinated convertible debentures automatically converted in accordance with their terms into an aggregate of 653,331 shares of the Company’s common stock at a conversion price of $7.50 upon the consummation of the initial public offering. For the conversion of the debentures into shares of common stock the Company relied on the exemption(s) from registration relating to offerings that did not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 and/or an exchange by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange pursuant to Section 3(a)(9) under the Securities Act of 1933.

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

     In all the foregoing transactions to the extent that the Company has relied on the exemption from registration for private transactions not involving any public offering pursuant to Section 4(2) under the Securities Act of 1933 and/or the rules and regulations thereunder for transactions by an issuer not involving any public offering, sales of the securities were without the use of an underwriter, and, to the extent applicable, the certificates evidencing the securities relating to the foregoing transactions bore restrictive legends permitting the transfer thereof only upon registration of such securities or an exemption under the Securities Act. The recipients of securities represented their intention to acquire the securities for investment purposes only and not with a view to or for distribution in connection with these transactions. Each security bore a restrictive legend and/or the recipient was a party to an agreement restricting transfer and had adequate access to information about us through such recipient’s relationship with us or through information provided to them.

Use of Proceeds

     On February 5, 2004, the Company commenced its initial public offering. On February 10, 2004, the Company consummated its initial public offering with the sale of 2,160,000 shares of common stock, excluding exercise of the underwriters’ over-allotment option. In connection with the Company’s initial public offering, the Company also sold 216,000 warrants to purchase shares of common stock to Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott and Stringfellow, Inc. as the representatives of the underwriters, or their designees. On March 12, 2004, the Company sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. The public offering price of the common stock was $7.75 per share. We sold the warrants for $0.0001 per warrant.

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

     The aggregate gross proceeds from the shares of common stock and the warrants sold were approximately $19.3 million. The net proceeds to the Company from the offering were approximately $15.6 million after deducting the underwriting discount of $1.9 million and $1.8 million of other expenses incurred in connection with the offering. A reasonable estimate for the amount of expenses incurred has been provided instead of the actual amount of expenses. None of such payments were to directors, officers, ten percent shareholders or affiliates of the issuer.

     As of April 3, 2004, the Company has used the net proceeds received from the initial public offering for the following purposes: $4.9 million to repay the balance on its revolving credit agreement to Fleet Retail Finance, Inc., $1.4 million to redeem outstanding warrants and a note payable in favor of Mississippi Valley Capital, LLC, $0.4 million to repay subordinated debt in favor of the Company’s prior Class B shareholders, and $1.4 million for the purchase of property and equipment, primarily store fixtures and leasehold improvements. Reasonable estimates for the amounts have been provided instead of the actual amounts. The credit agreement and the subordinated debt were secured, in part, by a personal guaranty of Peter Edison, the Company’s Chairman of the Board and Chief Executive Officer. Mississippi Valley Capital, LLC is a member managed limited liability company, of which Mr. Baur, one of the Company’s directors, is one of the two managers. In addition, Mr. Baur’s children are three of the four members. Mr. Baur is also a director of Marshall & Ilsley Corporation, which is a ten percent participant in the Company’s credit facility with Fleet Retail Finance, Inc.. Pending use of the remaining proceeds, the Company has invested in short-term, investment-grade interest bearing instruments.

     The Company intends to use the remaining net proceeds from the offering to fund its planned capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, of approximately $8.0 million to $9.0 million. The Company plans to open 15 new stores, all in the Company’s new format and remodel approximately 27 stores, including 17 to 21 in the new format, in fiscal year 2004. The Company expects to use any remaining net proceeds for working capital requirements and other general corporate purposes. Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended April 3, 2004.

Issuer Purchases of Equity Securities

(c) Total Number of
		(b)	Shares Purchased as	(d) Maximum Number of
	(a) Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (000s)	per Share	Programs (000s)	Plans or Programs (000s)
January 4, 2004 – January 31, 2004	—	—	—	—
February 1, 2004 –February 28, 2004	—	—	—	—
March 1, 2004 – April 3, 2004	—	—	—	—
Total	—	—	—	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index herein

     (b) Reports on Form 8-K: Pursuant to Items 7 and 12, on March 10, 2004, the Company filed a Report on Form 8-K dated March 10, 2004 to furnish the press release announcing its earnings per share and net sales for the fourth quarter and year end of fiscal 2003 and to furnish excerpts from the Company’s conference call webcast on March 4, 2004 relating to the fourth quarter and year end fiscal 2003 results, business developments and future outlook. Pursuant to items 7 and 9, on March 16, 2004, the Company filed a Report on Form 8-K dated March 16, 2004 to furnish the Company’s March 12, 2004 press release announcing the exercise of the full over-allotment option of 324,000 shares of common stock by the underwriters.

BAKERS FOOTWEAR GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Chief Financial Officer, Vice President- Finance, Treasurer, and Secretary (On behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc.(incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Finance Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit

Exhibit
Number	Description
4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10.2	Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10.3	Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.4	Fourth Amendment and Waiver and Consent Agreement dated January 28, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10.5	Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.6	Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.7	Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co. Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

Exhibit
Number	Description
10.8	Letter to Peter Edison from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.9	Letter to Michele Bergerac from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.10	Letter to Mark Ianni from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.11	Letter to Stan Tusman from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.12	Letter to Joe Vander Pluym from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.13	Letter to Larry Spanley from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)