Form 10-Q
period 2004-07-03
BAKERS FOOTWEAR GROUP INC
filed 2004-08-16
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number: 000-50563

BAKERS FOOTWEAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0577980
(State of other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2815 Scott Avenue,
St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   [  ]    Yes    [X]    No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value, 5,102,481 shares issued and outstanding as of August 13, 2004

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	July 5,	January 3,	July 3,
	2003	2004	2004
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,033,444	$574,475	$8,208,528
Accounts receivable	861,718	1,051,854	758,533
Other receivables	75,459	186,011	74,007
Inventories	13,942,940	12,780,256	15,461,854
Prepaid expenses and other current assets	1,367,650	1,029,908	765,812
Deferred income taxes	—	—	1,192,174

Total current assets	18,281,211	15,622,504	26,460,908
Property and equipment, net	13,060,917	12,459,178	14,841,416
Other assets	586,114	922,825	207,555

Total assets	$31,928,242	$29,004,507	$41,509,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,345,445	$3,529,652	$4,778,403
Accrued expenses	4,383,056	5,986,873	4,774,891
Sales tax payable	788,727	1,257,294	713,705
Deferred income	520,858	809,122	780,560
Revolving credit agreement	11,517,695	2,169,474	—
Class A stock purchase warrants	762,500	837,500	—
Class A stock redemption obligation	42,028	210,799	—
Current maturities of capital lease obligations	896,416	947,332	838,700
Current maturities of long-term subordinated debt	634,997	645,501	—

Total current liabilities	22,891,722	16,393,547	11,886,259
Long-term subordinated debt, less current maturities	288,600	214,409	—
Obligations under capital leases, less current maturities	1,536,073	1,347,112	969,504
Other liabilities	1,075,156	1,291,286	1,492,346
Deferred income taxes	—	—	103,540
Class A stock redemption obligation	1,249,161	1,178,527	—
Class B stock redemption obligation	—	506,500	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at July 3, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at July 5, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized, no shares outstanding	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized, no shares outstanding	—	—	—
Deferred stock compensation	(5,791)	—	—
Additional paid-in capital	3,704,503	3,756,814	26,006,167
Retained earnings (deficit)	(3,712,608)	(185,114)	1,051,553

Total shareholders’ equity (deficit)	(12,470)	3,573,126	27,058,230

Total liabilities and shareholders’ equity (deficit)	$31,928,242	$29,004,507	$41,509,879

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Net sales	$38,310,685	$38,904,743	$70,220,643	$73,209,756
Cost of merchandise sold, occupancy, and buying expenses	26,885,544	26,306,381	51,170,027	50,830,265

Gross profit	11,425,141	12,598,362	19,050,616	22,379,491
Operating expenses:
Selling	7,290,222	7,452,004	14,506,237	14,892,984
General and administrative	2,921,426	3,462,547	6,026,786	6,842,091
Loss on disposal of property and equipment	24,312	45,058	149,559	138,549

Operating income (loss)	1,189,181	1,638,753	(1,631,966)	505,867
Other income (expense):
Interest expense	(403,158)	(133,438)	(808,489)	(575,404)
State income tax (expense) benefit	(40,654)	—	(41,753)	—
Other income (expense), net	(22,961)	36,240	(50,026)	123,051

Income (loss) before income taxes	722,408	1,541,555	(2,532,234)	53,514
Provision for (benefit from) income taxes	—	602,385	—	(975,643)

Net income (loss)	$722,408	$939,170	$(2,532,234)	$1,029,157

Basic earnings (loss) per share	$0.50	$0.18	$(1.60)	$0.25

Diluted earnings (loss) per share	$0.33	$0.17	$(1.60)	$0.22

Pro forma income tax information
Income (loss) before income taxes	$763,062		$(2,490,482)
Provision for (benefit from) income taxes	295,664		(934,983)

Net income (loss)	$467,398		$(1,555,499)

Net income (loss) per common share:
Basic	$0.32		$(0.91)

Diluted	$0.21		$(0.91)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Class A Voting
	Common Stock		Common Stock
	Shares		Shares		Additional	Retained
	Issued and		Issued and		Paid-In	Earnings
	Outstanding	Amount	Outstanding	Amount	Capital	(Deficit)	Total
Balance — January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(185,114)	$3,573,126
Adjust accumulated deficit and shareholder distributions to reflect conversion from S Corporation to C Corporation					(123,500)	185,114	61,614
Accretion of class A redeemable stock						(116,854)	(116,854)
Accretion of class B redeemable stock						139,250	139,250
Exchange of class A and B common stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,874,659		1,873,430
Shares issued in connection with initial public offering	2,484,000	248			15,543,458		15,543,706
Conversion of convertible debentures into common stock	653,331	65			4,954,736		4,954,801
Net income						1,029,157	1,029,157

Balance at July 5, 2004	5,102,481	$510	—	$—	$26,006,167	$1,051,553	$27,058,230

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 5, 2003	July 3, 2004
Operating activities
Net income (loss)	$(2,532,234)	$1,029,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,359,541	1,476,723
Deferred income taxes	—	(1,088,634)
Beneficial conversion of subordinated debentures	—	163,333
Stock-based compensation expense	217,593	—
Amortization of debt discount	—	9,820
Accretion of stock warrants	75,640	12,500
Loss on disposal of property and equipment	149,559	138,549
Changes in operating assets and liabilities:
Accounts receivable	57,079	405,325
Inventories	336,662	(2,681,598)
Prepaid expenses and other current assets	(736,866)	264,096
Other assets	351,368	656,808
Accounts payable	378,505	1,248,751
Accrued expenses and deferred income	(134,462)	(1,369,023)
Other liabilities	186,000	201,060

Net cash provided by (used in) operating activities	(291,615)	466,867
Investing activities
Purchase of property and equipment	(1,535,761)	(4,041,054)
Proceeds from sale of property and equipment	1,953	43,544

Net cash used in investing activities	(1,533,808)	(3,997,510)
Financing activities
Net advances (repayments) under revolving notes payable	4,474,478	(2,169,474)
Proceeds from initial public offering	—	15,543,706
Principal payments under capital lease obligations	(470,893)	(486,240)
Principal payments of subordinated debt	(143,767)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(951)	(13,386)

Net cash provided by financing activities	3,858,867	11,164,696

Net increase in cash and cash equivalents	2,033,444	7,634,053
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$2,033,444	$8,208,528

Supplemental disclosures of cash flow information
Cash paid for income taxes	$41,753	$127,705

Cash paid for interest	$729,443	$417,860

Noncash investing and financing transactions
Capital lease obligations	$786,216	$—

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

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. Initial Public Offering

     On February 10, 2004, the Company completed its Initial Public Offering (IPO) and sold 2,160,000 shares of common stock at $7.75 per share. On March 12, 2004, the Company sold an additional 324,000 shares of common stock at $7.75 per share when the underwriters exercised their over-allotment option. The net proceeds to the Company were approximately $15,540,000 after deducting the underwriting discount and other expenses incurred in connection with the IPO.

     The Company used the proceeds from the IPO to repay the $5,680,743 balance on its revolving credit agreement, repay $859,910 of subordinated debt, and repurchase stock warrants for $850,000. The Company used the remaining proceeds for working capital purposes, primarily for the purchase of inventory in the ordinary course of business and capital expenditures. Pending use of the remaining proceeds, the Company has invested in short-term, investment-grade, interest bearing instruments.

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

3. Income Taxes

     Effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Under the S Corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducts business.

     The pro forma information on the accompanying statement of operations for the thirteen week and twenty-six week periods ended July 5, 2003 has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses, and is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as if the Company had been a C corporation during that period and thus subject to federal and state income taxes.

     As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,017,511 for the impact of these amounts as a component of the provision for income taxes for the thirteen weeks ended April 3, 2004.

     Significant components of income tax expense (benefit) for the thirteen weeks and twenty-six weeks ended July 3, 2004 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 3, 2004	July 3, 2004
Current:
Federal	$429,282	$86,729
State and local	90,490	26,262

Total current	519,772	112,991

Deferred:
Federal	69,568	(916,745)
State and local	13,045	(171,889)

Total deferred	82,613	(1,088,634)

Total income tax expense (benefit)	$602,385	$(975,643)

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 3, 2004	July 3, 2004
Federal income tax at 34% statutory rate	$524,129	$18,194
State and local taxes, net of federal income taxes	71,662	12,142
Permanent differences	6,594	11,532
Conversion from S corporation status to C corporation status	—	(1,017,511)

Total income tax expense (benefit)	$602,385	$(975,643)

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

July 3, 2004
Deferred tax assets:
Vacation accrual	$287,768
Inventory	904,406
Stock-based compensation	426,634
Accrued rent	582,943

Total deferred tax assets	2,201,751

Deferred tax liabilities:
Property and equipment	1,113,117

Total deferred tax liabilities	1,113,117

Net deferred tax assets	$1,088,634

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

     Options to purchase 24,718 shares of common stock were granted during the thirteen weeks ended July 5, 2003. The Company recorded compensation expense of $156,678 and $217,593 for the thirteen weeks and twenty-six weeks ended July 5, 2003, respectively, which represents the difference between the estimated fair value of the stock on the date of the grant compared to the $0.01 exercise price per option. For pro forma purposes, had the compensation expense been determined in accordance with SFAS No. 123, net income (loss) and net income (loss) per share would not have differed from the amounts reported.

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

     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Net income (loss) as reported	$722,408	$939,170	$(2,532,234)	$1,029,157
Add: Stock based compensation expense included in net income as reported	156,678	—	217,593	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(156,678)	(99,826)	(217,593)	(166,377)

Pro forma net income (loss)	$722,408	$839,344	$(2,532,234)	$862,780

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Basic earnings (loss) per share:
As reported	$0.50	$0.18	$(1.60)	$0.25
Pro forma	$0.50	$0.16	$(1.60)	$0.21
Diluted earnings (loss) per share:
As reported	$0.33	$0.17	$(1.60)	$0.22
Pro forma	$0.33	$0.15	$(1.60)	$0.18

     The weighted-average fair value of options granted during the twenty-six weeks ended July 3, 2004 was $4.68. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3%, expected volatility of 64%, and expected option life of 6 years.

5. Earnings (Loss) Per Share

     Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and, through the effective date of the IPO, convertible debentures and redeemable Class A and Class B stock.

     The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Numerator:
Net income (loss)	$722,408	$939,170	$(2,532,234)	$1,029,157
Accretion on redeemable stock	(14,326)	—	255,007	22,396

Numerator for basic earnings per share	708,082	939,170	(2,277,227)	1,051,553
Reverse accretion on redeemable stock	14,326	—	(255,007)	(22,396)
Interest expense related to convertible debentures	—	—	—	26,387
Interest expense related to warrants	37,500	—	75,640	7,750

Numerator for diluted earnings per share	$759,908	$939,170	$(2,456,594)	$1,063,294

Denominator for basic earnings per share – weighted average shares	1,426,188	5,102,481	1,426,188	4,278,573
Effect of dilutive securities
Stock options	251,815	352,692	—	333,014
Stock purchase warrants	76,897	—	—	24,509
Redeemable securities	538,967	—	—	248,941

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	2,293,867	5,455,173	1,426,188	4,885,037

     For the twenty-six weeks ended July 5, 2003, 247,882 stock options, 76,897 stock purchase warrants, and 538,967 shares of redeemable securities were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the thirteen weeks ended July 3, 2004, 216,000 stock purchase warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive.

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

Overview

     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of July 3, 2004, we operated 177 Bakers stores and 29 Wild Pair stores located in 36 states.

     During the first quarter of 2004, we completed our initial public offering (IPO) generating net proceeds of $15.5 million, converted $6.8 million of convertible debt and redeemable securities into common stock, and repaid $4.1 million of debt obligations. This has significantly enhanced our financial position and will enable us to remodel existing stores and open new stores.

     We have developed new formats for our Bakers and Wild Pair stores which have met with consumer acceptance and have resulted in comparable store sales increases at new format stores that exceed out corporate average. New format stores may not necessarily continue to achieve such above average growth beyond their first comparable year. We have undertaken a program to remodel existing stores and open new stores which should result in more than 50% of our Bakers stores operating in the new format by the end of 2005. We expect remodeled stores to be closed for approximately six or seven weeks during the period of remodeling.

     During the first half of 2004, our operating results reflected the trend of increased demand for more fashion-oriented women’s footwear that started in the fall of 2003. For the first half of 2004 our sales increased 4.3% compared to the first half of 2003, and our gross profit increased 17.5%. As a result of improved sales and margins, we achieved a pre-tax profit of $54,000 in the first half of 2004 compared to a pre tax loss of $2.5 million in the first half of 2003.

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

Store closing and impairment charges

     Based on the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value.

Deferred income taxes

     Through January 3, 2004, we were an S corporation under Subchapter S of the Internal Revenue Code and comparable state tax laws, and consequently were not subject to income taxes on our earnings in those jurisdictions, other than state franchise and net worth taxes. However, we were subject to income taxes in some states which do not recognize S corporation status. Our S corporation status was terminated effective January 4, 2004 and, as a result, we became subject to Federal and state income taxes as a C Corporation.

     We calculate income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully recover the amount of net deferred tax assets.

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 5,	July 3,	July 5,	July 3,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.2	67.6	72.9	69.4

Gross profit	29.8	32.4	27.1	30.6
Selling expense	19.0	19.1	20.6	20.3
General and administrative expense	7.6	8.9	8.6	9.4
Loss on disposal of property and equipment	0.1	0.1	0.2	0.2

Operating income (loss)	3.1	4.3	(2.3)	0.7
Other income (expense)	(0.2)	—	(0.1)	0.2
Interest expense	(1.0)	(0.3)	(1.2)	(0.8)

Income (loss) before income taxes	1.9	4.0	(3.6)	0.1
Income tax expense (benefit)	—	1.6	—	(1.3)

Net income (loss)	1.9%	2.4%	(3.6)%	1.4%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 5,	July 3,	July 5,	July 3,
	2003	2004	2003	2004
Number of stores at beginning of period	220	207	233	215
Stores opened or acquired during period	1	—	1	—
Stores closed during period	(5)	(1)	(18)	(9)

Number of stores at end of period	216	206	216	206

Thirteen Weeks Ended July 3, 2004 Compared to Thirteen Weeks Ended July 5, 2003

     Net sales. Net sales increased to $38.9 million for the thirteen weeks ended July 3, 2004 (second quarter 2004) from $38.3 million for the thirteen weeks ended July 5, 2003 (second quarter 2003), an increase of $0.6 million. This increase resulted from higher average unit prices reflecting less discounting compared to the second quarter of 2003. Net sales for the second quarter of 2004 reflect the continuation of strong consumer demand for dress footwear that began in the fourth quarter of 2003, partially offset by slower than expected sales of casual footwear, particularly summer sandals in June. Net sales increased despite operating ten fewer stores compared to the second quarter of 2003 and having eleven stores closed temporarily for remodeling during part of the second quarter of 2004. Our comparable store sales for the second quarter of 2004 increased by 4.7% compared to the second quarter of 2003. Comparable store sales in June 2004 only increased by 2.0% reflecting overall weakness in the retailing sector and customer demand for lower-priced flip flops which we expect to continue through the summer selling season.

     Gross profit. Gross profit increased to $12.6 million in the second quarter of 2004 from $11.4 million in the second quarter of 2003, an increase of $1.2 million. As a percentage of sales, gross profit increased to 32.4% in the second quarter of 2004 from 29.8% in the second quarter of 2003. This reflects improved markdown experience resulting from continued strong customer demand.

     Selling expense. Selling expense increased to $7.5 million in the second quarter of 2004 from $7.3 million in the second quarter of 2003, an increase of $0.2 million.

     General and administrative expense. General and administrative expense increased to $3.5 million in the second quarter of 2004 from $2.9 million in the second quarter of 2003, an increase of $600,000. The increase was due primarily to public company expenses incurred in 2004.

     Interest expense. Interest expense decreased to $133,000 in the second quarter of 2004 from $403,000 in the second quarter of 2003, a decrease of $270,000. In the first quarter of 2004, we converted our subordinated convertible debentures into common stock and paid the outstanding balances of our other debt instruments except for capital lease obligations with the proceeds from our IPO. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.

     Income tax expense. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. We recognized tax expense of $602,000 for the second quarter of 2004 related to the taxable income for the quarter. Because we were an S corporation during the second quarter of 2003 there was no comparable income tax expense for that period. On a pro forma basis, had we been a C corporation for the second quarter of 2003, we would have had income tax expense of $296,000 for the period.

     Net income. We had net income of $939,000 in the second quarter of 2004 compared to net income of $722,000 in the second quarter of 2003. If we had been taxed as a C corporation for the second quarter of 2003, our net income would have been $467,000 for that period.

Twenty-six Weeks Ended July 3, 2004 Compared to Twenty-six Weeks Ended July 5, 2003

     Net sales. Net sales increased to $73.2 million for the twenty-six weeks ended July 3, 2004 (first half 2004) from $70.2 million for the twenty-six weeks ended July 5, 2003 (first half 2003), an increase of $3.0 million. This increase resulted from higher average unit prices reflecting less discounting compared to the first half of 2003. Net sales for the first half of 2004 reflect the continuation of strong consumer demand for dress footwear that began in the fourth quarter of 2003, partially offset by slower than expected sales of casual footwear, particularly summer sandals in June. Net sales increased despite operating ten fewer stores compared to the first half of 2003. Our comparable store sales for the first half of 2004 increased by 7.7% compared to the first half of 2003. The comparable store sales trend weakened during the course of the first half of 2004.

     Gross profit. Gross profit increased to $22.4 million in the first half of 2004 from $19.1 million in the first half of 2003. As a percentage of sales, gross profit increased to 30.6% in the first half of 2004 from 27.1% in the first half of 2003. This reflects improved markdown experience resulting from continued strong customer demand.

     Selling expense. Selling expense increased to $14.9 million in the first half of 2004 from $14.5 million in the first half of 2003, an increase of $0.4 million, but decreased as a percentage of sales to 20.3% from 20.6% reflecting effective expense management demonstrated by the reduction of sales expense as a percentage of sales.

     General and administrative expense. General and administrative expense increased to $6.8 million in the first half of 2004 from $6.0 million in the first half of 2003, an increase of $0.8 million. The increase was due primarily to public company expenses incurred in the first half of 2004.

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.0 million for the first half of 2004. In addition, we recognized nominal tax expense for the first half of 2004 related to the taxable income during the period. Because we were an S corporation during the first half of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first half of 2003, we would have had a tax benefit of $0.9 million for the period.

     Net income (loss). We had net income of $1.0 million in the first half of 2004 compared to a net loss of $2.5 million in the first half of 2003. If we had been taxed as a C corporation for the first half of 2003, our net loss would have been $1.6 million for that period.

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

     In addition to our normal seasonal fluctuations, some events, in particular the Easter holiday, shift between fiscal quarters in some years due to the nature of our fiscal year. This shift can influence our quarterly comparable results. Easter was in the second quarter of fiscal years 2003 and 2004.

     Quarterly comparisons may also be affected by the timing of sales and costs associated with remodeling stores, opening new stores, or acquiring stores.

Liquidity and Capital Resources

     During the first quarter of 2004, we completed our initial public offering which generated net proceeds of $15.5 million. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of subordinated debt.

     At July 3, 2004, we had total assets of $41.5 million and shareholders’ equity of $27.1 million compared to total assets of $29.0 million and shareholders’ equity of $3.6 million at January 3, 2004, and compared to total assets of $31.9 million and a deficit in shareholders’ equity of $12,000 at July 5, 2003. At July 3, 2004, we had net working capital of $14.6 million, and $10.5 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at January 3, 2004 and compared to negative net working capital of $4.6 million and $1.2 million of unused borrowing capacity at July 5, 2003.

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

Operating activities

     For the first half of 2004, our net cash provided by operating activities was $467,000 compared to net cash used by operating activities of $292,000 in the first half of 2003, an improvement of $759,000. The primary cause of this improvement was the $3.6 million increase in net income compared to the first half of 2003 partially offset by a $2.7 million increase in inventories from January 3, 2004 to July 3, 2004.

     Our inventories at July 3, 2004 were $15.5 million up from $13.9 million at July 5, 2003, primarily as a result of a change in purchasing procedures implemented during 2004 in which we are shipping a substantial amount of product sourced from China directly to our stores rather than shipping it first to our distribution centers. We believe that this process will reduce our overall shipping expense and reduce the shipping time to our stores. As a result of these new procedures, these products are received into inventory at the time they are shipped from China rather than when they are received in the United States, resulting in higher reported inventories and accounts payable.

     Over two-thirds of our products are currently manufactured in China. Recently the continued significant growth in the Chinese economy has resulted in periodic energy and labor shortages, as well as transportation and shipping bottlenecks. We actively monitor these matters and their potential impact on the sourcing of our products.

Investing activities

     Cash used in investing activities was $4.0 million in the first half of 2004 compared to $1.5 million for the first half of 2003. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements. A substantial portion of the 2004 capital expenditures relates to new and remodeled stores scheduled to open during the third and fourth quarter.

     We anticipate that our capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $8.0 million to $9.0 million.

     We plan to open approximately 15 to 17 new stores in fiscal year 2004 and 30 to 35 new stores in fiscal year 2005. Net capital expenditures for a new store are expected to average approximately $200,000, including point of sale equipment. The average inventory investment, net of payables, for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies and utilities are expensed as incurred.

     We plan to complete the remodeling of approximately 17 stores in our new format by mid-fourth quarter 2004. Remodeling the average existing store into the new format is estimated to cost approximately $200,000 to $250,000. We also plan to perform minor remodeling at approximately ten stores in fiscal year 2004 at an average cost of $40,000 per store.

Financing activities

     On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the shares of common stock and the warrants sold was approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. As of July 3, 2004, we have used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt, and $4.0 million for capital expenditures. We expect to use the remaining net proceeds for capital expenditures, working capital requirements and other general corporate purposes, including the purchase of inventory in the ordinary course of business. Pending use of the proceeds, we are investing in short-term, investment-grade interest bearing instruments.

     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At July 3, 2004, we had 5,102,481 shares of common stock outstanding.

     We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum, which was equal to 4.75% per annum at January 3, 2004. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. We repaid the outstanding balance on the credit facility during the first quarter of 2004 from the proceeds of our IPO. The credit facility’s maturity date is January 5, 2005. We are currently negotiating an extension of the facility with the lender.

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

Off-Balance Sheet Arrangements

     At July 3, 2004 and July 5, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

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

     Internal control Over Financial Reporting: The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

     As of July 3, 2004, the Company has used the net proceeds received from the initial public offering for the following purposes: $5.7 million to repay the balance on its revolving credit agreement to Fleet Retail Group, Inc., $1.4 million to redeem outstanding warrants and a note payable in favor of Mississippi Valley Capital, LLC, $0.4 million to repay subordinated debt in favor of the Company’s prior Class B shareholders, and $4.0 million for the purchase of property and equipment, primarily store fixtures and leasehold improvements. Reasonable estimates for the amounts have been provided instead of the actual amounts. The credit agreement and the subordinated debt were secured, in part, by a personal guaranty of Peter Edison, the Company’s Chairman of the Board and Chief Executive Officer. Mississippi Valley Capital, LLC is a member managed limited liability company, of which Mr. Baur, one of the Company’s directors, is one of the two managers. In addition, Mr. Baur’s children are three of the four members. Mr. Baur is also a director of Marshall & Ilsley Corporation, which is a ten percent participant in the Company’s credit facility with Fleet Retail Group, Inc.. Pending use of the remaining proceeds, the Company has invested in short-term, investment-grade interest bearing instruments.

     The Company intends to use the remaining net proceeds from the offering to fund its planned capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, of approximately $8.0 million to $9.0 million. The Company plans to open 15 to 17 new stores, all in the Company’s new format and remodel approximately 27 stores, including 17 in the new format, in fiscal year 2004. The Company expects to use any remaining net proceeds for working capital requirements and other general corporate purposes. Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the twenty-six weeks ended July 3, 2004.

Issuer Purchases of Equity Securities

(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 4, 2004 – May 1, 2004	—	—	—	—
May 2, 2004 – May 29, 2004	—	—	—	—
May 30, 2004 – July 3, 2004	—	—	—	—
Total	—	—	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of shareholders of the Registrant was held on May 14, 2004.

(b)    At the annual meeting of shareholders of the Registrant held on May 14, 2004, action was taken with respect to the election of all six directors of the Registrant: 4,495,865 shares were voted for Peter A. Edison while authority was withheld with respect to 230 shares, 4,495,595 shares were voted for Michele A. Bergerac while authority was withheld with respect to 500 shares, 4,495,865 shares were voted for Andrew N. Baur while authority was withheld with respect to 230 shares, 4,496,095 shares were voted for Timothy F. Finley while authority was withheld with respect to no shares, 4,496,095 shares were voted for Harry E. Rich while authority was withheld with respect to no shares, 4,495,995 shares were voted for Scott C. Schnuck while authority was withheld with respect to 100 shares.

(c)    Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent public accountants: 4,428,172 shares were voted in favor, 720 shares were voted against, no shares abstained and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits: See Exhibit Index herein

(b)    Reports on Form 8-K: Pursuant to Items 7 and 12 of Form 8-K, on May 13, 2004, the Company filed a Report on Form 8-K dated May 10, 2004 to furnish the press release announcing its financial results for the first quarter of 2004 and excerpts from its conference call webcast on May 10, 2004 relating to first quarter 2004 financial results, business developments and future outlook. Pursuant to Items 7, 9 and 12 of Form 8-K, on May 14, 2004, the Company filed a Report on Form 8-K dated May 14, 2004 to furnish supplemental information.

BAKERS FOOTWEAR GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

BAKERS FOOTWEAR GROUP, INC. (Registrant)

By:	/s/ Peter A. Edison

Peter A. Edison
Chief Executive Officer
(On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.

Lawrence L. Spanley, Jr.
Chief Financial Officer, Vice President-
Finance, Treasurer, and Secretary
(As principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

Number	Description
4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Group Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)