Form 10-Q
period 2004-10-02
BAKERS FOOTWEAR GROUP INC
filed 2004-11-12
CIK 1171032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 2, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to ___________________

Commission File Number: 000-50563

BAKERS FOOTWEAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Missouri (State of other jurisdiction of incorporation or organization)	43-0577980 (I.R.S. Employer Identification Number)

2815 Scott Avenue, St. Louis, Missouri (Address of principal executive offices)	63103 (Zip Code)

(314)621-0699
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value, 5,102,481 shares issued and outstanding as of November 9, 2004

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 4, 2003	January 3, 2004	October 2, 2004
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$444,150	$574,475	$1,694,255
Accounts receivable	846,022	1,051,854	887,159
Other receivables	137,270	186,011	91,238
Inventories	16,880,701	12,780,256	17,536,544
Prepaid expenses and other current assets	891,579	1,029,908	904,963
Income tax benefit	—	—	1,983,921
Deferred income taxes	—	—	1,331,879

Total current assets	19,199,722	15,622,504	24,429,959
Property and equipment, net	13,041,656	12,459,178	17,477,580
Other assets	569,670	922,825	305,243

Total assets	$32,811,048	$29,004,507	$42,212,782

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,622,594	$3,529,652	$8,570,535
Accrued expenses	3,928,204	5,986,873	4,165,174
Sales tax payable	730,930	1,257,294	663,454
Deferred income	631,708	809,122	721,306
Revolving credit agreement	13,336,097	2,169,474	—
Class A stock purchase warrants	800,000	837,500	—
Class A stock redemption obligation	142,616	210,799	—
Current maturities of capital lease obligations	965,765	947,332	746,614
Current maturities of long-term subordinated debt	671,725	645,501	—

Total current liabilities	24,829,639	16,393,547	14,867,083

Long-term subordinated debt, less current maturities	251,872	214,409	—
Obligations under capital leases, less current maturities	1,555,314	1,347,112	808,700
Other liabilities	1,168,156	1,291,286	1,546,159
Deferred income taxes	—	—	667,280
Class A stock redemption obligation	1,163,060	1,178,527	—
Class B stock redemption obligation	—	506,500	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at October 2, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at October 4, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized, no shares outstanding	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized, no shares outstanding	—	—	—
Deferred stock compensation	(2,890)	—	—
Additional paid-in capital	3,704,500	3,756,814	25,993,454
Accumulated deficit	(4,760,029)	(185,114)	(1,670,404)

Total shareholders’ equity (deficit)	(1,056,993)	3,573,126	24,323,560

Total liabilities and shareholders’ equity	$32,811,048	$29,004,507	$42,212,782

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4,	October 2,	October 4,	October 2,
	2003	2004	2003	2004
Net sales	$34,274,081	$31,589,495	$104,494,724	$104,799,251
Cost of merchandise sold, occupancy, and buying expenses	25,018,999	24,483,187	76,189,026	75,313,452

Gross profit	9,255,082	7,106,308	28,305,698	29,485,799

Operating expenses:
Selling	7,069,995	7,574,105	21,576,232	22,467,089
General and administrative	2,745,662	3,483,884	8,772,448	10,325,975
Loss on disposal of property and equipment	8,840	270,293	158,399	408,842

Operating loss	(569,415)	(4,221,974)	(2,201,381)	(3,716,107)

Other income (expense):
Interest expense	(404,175)	(191,468)	(1,212,665)	(766,872)
State income tax (expense) benefit	(10,401)	—	(52,154)	—
Other income (expense), net	(48,943)	58,187	(98,970)	181,238

Loss before income taxes	(1,032,934)	(4,355,255)	(3,565,170)	(4,301,741)
Benefit from income taxes	—	(1,633,298)	—	(2,608,941)

Net loss	$(1,032,934)	$(2,721,957)	$(3,565,170)	$(1,692,800)

Basic loss per share	$(0.73)	$(0.53)	$(2.33)	$(0.37)

Diluted loss per share	$(0.73)	$(0.53)	$(2.33)	$(0.37)

Unaudited pro forma income tax information
Loss before income taxes	$(1,022,534)		$(3,513,016)
Benefit from income taxes	(382,863)		(1,317,846)

Net loss	$(639,671)		$(2,195,170)

Net loss per common share:
Basic	$(0.46)		$(1.37)

Diluted	$(0.46)		$(1.37)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Voting Common Stock
	Shares		Shares		Additional
	Issued and		Issued and		Paid-In	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(185,114)	$3,573,126
Adjust accumulated deficit and shareholder distributions to reflect conversion from S corporation to C corporation					(123,500)	185,114	61,614
Accretion of class A redeemable stock						(116,854)	(116,854)
Accretion of class B redeemable stock						139,250	139,250
Exchange of Class A and B common stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,874,659		1,873,430
Shares issued in connection with Initial Public Offering	2,484,000	248			15,530,745		15,530,993
Conversion of convertible debentures into common stock	653,331	65			4,954,736		4,954,801
Net loss						(1,692,800)	(1,692,800)

Balance at October 2, 2004	5,102,481	$510	—	$—	$25,993,454	$(1,670,403)	$24,323,561

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 4, 2003	October 2, 2004
Operating activities
Net loss	$(3,565,170)	$(1,692,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,087,280	2,294,738
Deferred income taxes	—	(664,599)
Beneficial conversion of subordinated debentures	—	163,333
Stock-based compensation expense	220,491	—
Amortization of debt discount	12,447	9,820
Accretion of stock warrants	113,140	12,500
Loss on disposal of property and equipment	158,399	408,842
Changes in operating assets and liabilities:
Accounts receivable	10,964	259,468
Inventories	(2,601,099)	(4,756,288)
Prepaid expenses and other current assets	(260,795)	124,945
Income tax benefit receivable	—	(1,983,921)
Other assets	367,812	559,120
Accounts payable	655,654	5,040,882
Accrued expenses and deferred income	(536,260)	(2,088,245)
Other liabilities	279,000	254,873

Net cash used in operating activities	(3,058,137)	(2,057,332)

Investing activities
Purchase of property and equipment	(2,018,016)	(7,765,651)
Proceeds from sale of property and equipment	2,174	43,669

Net cash used in investing activities	(2,015,842)	(7,721,982)

Financing activities
Net advances (repayments) under revolving notes payable	6,292,879	(2,169,474)
Proceeds from initial public offering	—	15,530,993
Principal payments under capital lease obligations	(617,587)	(739,130)
Principal payments of subordinated debt	(156,214)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(949)	(13,385)

Net cash provided by financing activities	5,518,129	10,899,094

Net increase in cash and cash equivalents	444,150	1,119,780
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$444,150	$1,694,255

Supplemental disclosures of cash flow information
Cash paid for income taxes	$52,155	$141,832

Cash paid for interest	$1,140,143	$581,950

Noncash investing and financing transactions
Capital lease obligations	$1,021,500	$—

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

2.      Initial Public Offering

        On February 10, 2004, the Company completed its Initial Public Offering (IPO) and sold 2,160,000 shares of common stock at $7.75 per share. On March 12, 2004, the Company sold an additional 324,000 shares of common stock at $7.75 per share when the underwriters exercised their over-allotment option. The net proceeds to the Company were approximately $15,530,000 after deducting the underwriting discount and other expenses incurred in connection with the IPO.

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

          The pro forma information on the accompanying statement of operations for the thirteen week and thirty-nine week periods ended October 4, 2003 has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses, and is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as if the Company had been a C corporation during that period and thus subject to federal and state income taxes.

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

          Significant components of income tax expense (benefit) for the thirteen weeks and thirty-nine weeks ended October 2, 2004 are as follows:

	Thirteen	Thirty-nine Weeks
	Weeks Ended	Ended
	October 2, 2004	October 2, 2004
Current:
Federal	$(1,745,123)	$(1,658,393)
State and local	(312,210)	(285,949)

Total current	(2,057,333)	(1,944,342)

Deferred:
Federal	357,082	(559,663)
State and local	66,953	(104,936)

Total deferred	424,035	(664,599)

Total income tax expense (benefit)	$(1,633,298)	$(2,608,941)

          The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 are as follows:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 2, 2004	October 2, 2004
Federal income tax at 34% statutory rate	$(1,480,787)	$(1,462,592)
State and local taxes, net of federal income taxes	(159,210)	(147,069)
Permanent differences	6,699	18,231
Conversion from S corporation status to C corporation status	—	(1,017,511)

Total income tax expense (benefit)	$(1,633,298)	$(2,608,941)

          Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

          Components of the Company’s deferred tax assets and liabilities are as follows:

October 2, 2004
Deferred tax assets:
Vacation accrual	$316,268
Inventory	1,015,611
Stock-based compensation	426,634
Accrued rent	602,058

Total deferred tax assets	2,360,571

Deferred tax liabilities:
Property and equipment	1,695,972

Total deferred tax liabilities	1,695,972

Net deferred tax assets	$664,599

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

          Options to purchase 24,718 shares of common stock were granted during the thirty-nine weeks ended October 4, 2003. The Company recorded compensation expense of $2,898 and $220,491 for the thirteen weeks and thirty-nine weeks ended October 4, 2003, respectively, which represents the difference between the estimated fair value of the stock on the date of the grant compared to the $0.01 exercise price per option.

          Effective with the IPO, the Company issued options to purchase 304,500 shares of common stock with an exercise price of $7.75 per share to certain employees and directors. These options vest over five years and expire after ten years. Options covering 2,800 of these shares were forfeited during the thirteen weeks and thirty-nine weeks ended October 2, 2004.

          Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Net loss as reported	$(1,032,934)	$(2,721,957)	$(3,565,169)	$(1,692,800)
Add: Stock based compensation expense included in net income as reported	2,898	—	220,491	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(2,898)	(99,826)	(220,491)	(266,203)

Pro forma net loss	$(1,032,934)	$(2,821,783)	$(3,565,169)	$(1,959,003)

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Basic loss per share:
As reported	$(0.73)	$(0.53)	$(2.33)	$(0.37)
Pro forma	$(0.73)	$(0.55)	$(2.33)	$(0.43)
Diluted loss per share:
As reported	$(0.73)	$(0.53)	$(2.33)	$(0.37)
Pro forma	$(0.73)	$(0.55)	$(2.33)	$(0.43)

          The weighted-average fair value of options granted during the thirty-nine weeks ended October 2, 2004 was $4.68. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3%, expected volatility of 64%, and expected option life of 6 years.

5.      Earnings (Loss) Per Share

          Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and, through the effective date of the IPO, convertible debentures and redeemable Class A and Class B stock.

          The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Numerator:
Net loss	$(1,032,934)	$(2,721,957)	$(3,565,169)	$(1,692,800)
Accretion on redeemable stock	(14,487)	—	240,520	22,396

Numerator for basic earnings per share	(1,047,421)	(2,721,957)	(3,324,649)	(1,670,404)
Reverse accretion on redeemable stock	14,487	—	(240,520)	(22,396)
Interest expense related to convertible debentures	—	—	—	26,387
Interest expense related to warrants	37,500	—	113,140	7,750

Numerator for diluted earnings per share	$(995,434)	$(2,721,957)	$(3,452,029)	$(1,658,663)

Denominator for basic earnings per share - weighted average shares	1,426,188	5,102,481	1,426,188	4,553,209
Effect of dilutive securities Stock options	—	—	—	—
Stock purchase warrants	—	—	—	—
Redeemable securities	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	1,426,188	5,102,481	1,426,188	4,553,209

The following securities were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Stock options	268,633	311,078	254,799	327,186
Stock purchase warrants	76,897	216,000	76,897	232,339
Redeemable securities	538,967	—	538,967	75,021
Convertible securities	—	—	—	90,940

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business - Cautionary Statements Regarding Forward-Looking Statements and Certain Risks.”

Overview

     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 2, 2004, we operated 185 Bakers stores and 29 Wild Pair stores located in 36 states.

     During the first quarter of 2004, we completed our initial public offering (IPO) generating net proceeds of $15.5 million, converted $6.8 million of convertible debt and redeemable securities into common stock, and repaid $4.1 million of debt obligations. This has significantly enhanced our financial position and has enabled us to remodel existing stores and open new stores.

     We have developed new formats for our Bakers and Wild Pair stores which have resulted in comparable store sales increases at new format stores that exceed our corporate average. New format stores may not necessarily continue to achieve such above average growth beyond their first comparable year. We have undertaken a program to remodel existing stores and open new stores which should result in more than 50% of our Bakers stores operating in the new format by the end of 2005. We expect remodeled stores to be closed for approximately six to seven weeks during the period of remodeling.

     After experiencing a strong first half of 2004, we experienced soft demand during the third quarter which largely offset the sales and gross margin gains of the first half. Net sales of $104.8 million for the first three quarters of 2004 were essentially unchanged from the prior year. The $1.2 million increase in our gross profit was less than the $2.7 million increase in our operating expenses for the first three quarters of 2004 and, as a result, our loss from operations increased to $3.7 million for the first three quarters of 2004, up from a loss from operations of $2.2 million for the first three quarters of 2003, and our loss before income taxes increased to $4.3 million in 2004 up from $3.6 million in 2003.

     For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.

Critical Accounting Policies

     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

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

     We calculate income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize the amount of net deferred tax assets.

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	73.0	77.5	72.9	71.9

Gross profit	27.0	22.5	27.1	28.1
Selling expense	20.6	24.0	20.7	21.4
General and administrative expense	8.0	11.0	8.4	9.9
Loss on disposal of property and equipment	0.1	0.9	0.1	0.4

Operating income (loss)	(1.7)	(13.4)	(2.1)	(3.6)
Other income (expense)	(0.1)	0.2	(0.1)	0.2
Interest expense	(1.2)	(0.6)	(1.2)	(0.7)

Income (loss) before income taxes	(3.0)	(13.8)	(3.4)	(4.1)
Income tax expense (benefit)	—	(5.2)	—	(2.5)

Net income (loss)	(3.0)%	(8.6)%	(3.4)%	(1.6)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Number of stores at beginning of period	216	206	233	215
Stores opened or acquired during period	1	8	2	8
Stores closed during period	(1)	—	(19)	(9)

Number of stores at end of period	216	214	216	214

Thirteen Weeks Ended October 2, 2004 Compared to Thirteen Weeks Ended October 4, 2003

     Net sales. Net sales decreased to $31.6 million for the thirteen weeks ended October 2, 2004 (third quarter 2004) from $34.3 million for the thirteen weeks ended October 4, 2003 (third quarter 2003), a decrease of $2.7 million. Sales continued to be negatively impacted by customer demand for low-priced flip flops and athletics and we experienced soft demand for back-to-school casuals. As a consequence, our comparable store sales for the third quarter of 2004 decreased by 6.0% compared to the third quarter of 2003. We experienced lower unit sales volume and lower average unit prices reflecting greater discounting compared to the third quarter of 2003.

     Gross profit. Gross profit decreased to $7.1 million in the third quarter of 2004 from $9.3 million in the third quarter of 2003, a decrease of $2.2 million. As a percentage of sales, gross profit decreased to 22.5% in the third quarter of 2004 from 27.0% in the third quarter of 2003. This reflects increased discounting resulting from the weakness in customer demand during the third quarter of 2004 and increased occupancy and buying expense in a quarter with a decrease in sales.

     Selling expense. Selling expense increased to $7.6 million in the third quarter of 2004 from $7.1 million in the third quarter of 2003, an increase of $0.5 million. The increase was primarily the result of higher supplies and repair expenses and increased depreciation expense partially offset by decreased store salaries.

     General and administrative expense. General and administrative expense increased to $3.5 million in the third quarter of 2004 from $2.7 million in the third quarter of 2003, an increase of $0.8 million. This increase is attributable to higher administrative payroll and to public company expenses incurred in 2004.

     Loss on disposal of property and equipment. Loss on disposal of property and equipment increased to $270,000 in the third quarter of 2004 up from $9,000 in the third quarter of 2003. The 2004 loss relates primarily to expensing leasehold improvements and store fixtures due to the relocation one of our stores in New York City and the remodeling of certain other stores during the third quarter of 2004.

     Interest expense. Interest expense decreased to $191,000 in the third quarter of 2004 from $404,000 in the third quarter of 2003, a decrease of $213,000. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.

     Income tax expense. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. We recognized an income tax benefit of $1.6 million for the third quarter of 2004 related to the taxable loss for the quarter. No valuation allowance has been provided for this tax benefit because we have generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize the amount of the resulting tax asset. Because we were an S corporation during the third quarter of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the third quarter of 2003, we would have had an income tax benefit of $383,000 for the period.

     Net loss. We had a net loss of $2.7 million in the third quarter of 2004 compared to a net loss of $1.0 million in the third quarter of 2003. If we had been taxed as a C corporation for the third quarter of 2003, our net loss would have been $640,000 for that period.

Thirty-nine Weeks Ended October 2, 2004 Compared to Thirty-nine Weeks Ended October 4, 2003

     Net sales. Net sales were $104.8 million for the thirty-nine weeks ended October 2, 2004 (first three quarters of 2004) up from $104.5 million for the thirty-nine weeks ended October 4, 2003 (first three quarters of 2003), an increase of $0.3 million. The increase in sales during the first half of 2004 was largely offset by the decrease in sales in the third quarter. We experienced lower unit sales offset by higher average unit prices compared to the first three quarters of 2003. Our comparable store sales for the first three quarters of 2004 increased by 3.2% compared to the first three quarters of 2003. The comparable store sales increase during the first half of the year (up 7.7%) reversed in the third quarter of 2004 (down 6.0%).

     Gross profit. Gross profit increased to $29.5 million in 2004 from $28.3 million in 2003. As a percentage of sales, gross profit increased to 28.1% in 2004 from 27.1% in 2003. The increase in gross profit for the first half of 2004 was partially offset by the decrease in gross profit during the third quarter of 2004, as customer demand weakened during the course of the first three quarters of 2004.

     Selling expense. Selling expense increased to $22.5 million in 2004 from $21.6 million in 2003, an increase of $0.9 million. This increase was due primarily to increased supplies and repair expenses and increased depreciation expense.

     General and administrative expense. General and administrative expense increased to $10.3 million in 2004 from $8.8 million in 2003, an increase of $1.5 million. This increase is attributable to higher administrative payroll and to public company expenses incurred in 2004.

     Interest expense. Interest expense decreased to $0.8 million in 2004 from $1.2 million in 2003, a decrease of $0.4 million. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.0 million for the first three quarters of 2004. In addition, we recognized an income tax benefit of $1.5 for the first three quarters of 2004 related to our taxable loss during the period. No valuation allowance has been provided for these tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets. Because we were an S corporation during the first three quarters of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first three quarters of 2003, we would have had a tax benefit of $1.3 million for the period.

     Net loss. We had a net loss of $1.7 million in the first three quarters of 2004 compared to a net loss of $3.6 million in the first three quarters of 2003. If we had been taxed as a C corporation for the first three quarters of 2003, our net loss would have been $2.2 million for that period.

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

     Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores, or acquiring stores.

Liquidity and Capital Resources

     During the first quarter of 2004, we completed our IPO which generated net proceeds of $15.5 million. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of subordinated debt.

     At October 2, 2004, we had total assets of $42.2 million and shareholders’ equity of $24.3 million compared to total assets of $29.0 million and shareholders’ equity of $3.6 million at January 3, 2004, and compared to total assets of $32.8 million and a deficit in shareholders’ equity of $1.1 million at October 4, 2003. At October 2, 2004, we had net working capital of $9.6 million, and $13.5 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at January 3, 2004 and compared to negative net working capital of $5.6 million and $1.1 million of unused borrowing capacity at October 4, 2003.

     The improvement in our financial position primarily relates to the proceeds from our IPO, the conversion of our subordinated debentures and redeemable Class A and Class B common stock into common stock, offset by weaker operating results.

     We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and proceeds from our IPO will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.

Operating activities

     For the first three quarters of 2004, our net cash used in operating activities was $2.1 million compared to net cash used by operating activities of $3.1 million in the first three quarters of 2003, an decrease of $1.0 million. The primary uses of operating cash were the pre-tax loss, partially offset by depreciation expense, and investment in inventory, partially offset by increased accounts payable. The increased investment in inventory during 2004 reflects the strong sales during the fourth quarter of 2003. We started 2004 with lower inventories than at the beginning of 2003 due to strong fourth quarter sales in 2003 and we have increased inventory levels at the end of the third quarter of 2004 in order to meet anticipated demand for this year’s fourth quarter. Our inventories at October 2, 2004 were $17.5 million up from $16.9 million at October 4, 2003

     Over two-thirds of our products are currently manufactured in China. Recently the continued significant growth in the Chinese economy has resulted in periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In addition, due to the volume of Chinese imports, there have been delays at ports on the west coast of the United States. We actively monitor these matters and have accelerated the timing of our product sourcing by approximately one week in order to minimize the impact of any production or transportation delays.

Investing activities

     Cash used in investing activities was $7.7 million in the first three quarters of 2004 compared to $2.0 million for the first three quarters of 2003. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements. A substantial portion of the 2004 capital expenditures relates to new and remodeled stores opened during the third quarter or scheduled to open during the fourth quarter.

     Our capital expenditures during the first three quarters of 2004 were $7.8 million. We anticipate that our total capital expenditures for fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $9.0 million.

     We opened 8 new stores during the first three quarters of 2004 and plan to open 9 new stores in the fourth quarter of 2004. We now plan to open approximately 25 to 30 new stores in fiscal year 2005 compared to our earlier projection of 30-35 new stores. We have moderated our expansion plans to better focus on expanding sales and gross margins in our existing stores. Net capital expenditures for a new store are expected to average approximately $200,000, including point of sale equipment. The average inventory investment, net of payables, for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies and utilities are expensed as incurred.

     We have remodeled 13 stores during the first three quarters of 2004 and plan to complete the remodeling of approximately three stores in our new format in the fourth quarter of 2004. Remodeling the average existing store into the new format is estimated to cost approximately $200,000 to $250,000. We also plan to complete minor remodeling at approximately ten stores in fiscal year 2004 at an average cost of $40,000 per store.

Financing activities

     On February 10, 2004, we consummated our IPO with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the shares of common stock and the warrants sold was approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. As of October 2, 2004, we have used the net proceeds received from the IPO to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt, and $7.7 million for capital expenditures. We expect to use the remaining net proceeds for capital expenditures. Pending use of the proceeds, we are investing in short-term, investment-grade interest bearing instruments.

     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At October 2, 2004, we had 5,102,481 shares of common stock outstanding.

     We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. that was amended effective September 1, 2004. Among other things, the amendment reduced the margin on our base rate loans from 0.75% per annum to 0% per annum and reduced the monthly facility fee paid by us to Fleet. In addition, the amendment eliminates the financial covenant relating to capital expenditures and extends the maturity date of the credit facility to August 31, 2008. As part of the amendment, Fleet released Mr. Peter Edison’s $500,000 limited guaranty of collection under the facility. Prior to this amendment, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum, which was equal to 4.75% per annum at January 3, 2004. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. We repaid the outstanding balance on the credit facility during the first quarter of 2004 from the proceeds of our IPO.

     On October 25, 2004, we made our first draw on our revolving credit agreement since we repaid the balance from the proceeds of our IPO in February 2004. The highest outstanding balance on our facility from October 25, 2004 through November 10, 2004 was $889,000, and on November 10, 2004 the outstanding balance was $425,000. We used the borrowings on our revolving credit facility for working capital purposes.

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

Contractual Obligations

     The following table summarizes our contractual obligations as of October 2, 2004:

	Payments due in Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Capital lease obligations (1)	$2,152,393	$1,050,801	$962,494	$139,098	—
Operating lease obligations (2)	131,651,904	18,180,264	33,073,353	28,979,528	$51,418,759
Purchase obligations (3)	15,804,437	15,635,154	135,043	31,862	2,379
Total	$149,608,735	$34,866,219	$34,170,890	$29,150,488	$51,421,138

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

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

BAKERS FOOTWEAR GROUP, INC.
PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     As of October 2, 2004, the Company has used the net proceeds received from the initial public offering for the following purposes: $5.7 million to repay the balance on its revolving credit agreement to Fleet Retail Group, Inc., $1.4 million to redeem outstanding warrants and a note payable in favor of Mississippi Valley Capital, LLC, $0.4 million to repay subordinated debt in favor of the Company’s prior Class B shareholders, and $7.7 million for the purchase of property and equipment, primarily store fixtures and leasehold improvements related to new and remodeled stores opened during 2004. Reasonable estimates for the amounts have been provided instead of the actual amounts. The credit agreement and the subordinated debt were secured, in part, by a personal guaranty of Peter Edison, the Company’s Chairman of the Board and Chief Executive Officer. Mississippi Valley Capital, LLC is a member managed limited liability company, of which Mr. Baur, one of the Company’s directors, is one of the two managers. In addition, Mr. Baur’s children are three of the four members. Mr. Baur is also a director of Marshall & Ilsley Corporation, which is a ten percent participant in the Company’s credit facility with Fleet Retail Group, Inc. The Company intends to use the remaining net proceeds from the offering to partially fund its remaining planned capital expenditures in fiscal year 2004. Pending use of the remaining proceeds, the Company has invested in short-term, investment-grade interest bearing instruments.

     Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirty-nine weeks ended October 2, 2004.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
July 4, 2004 - July 31, 2004	—	—	—	—
August 1, 2004 - August 28, 2004	—	—	—	—
August 29, 2004 - October 2, 2004	—	—	—	—
Total	—	—	—	—

ITEM 6. EXHIBITS

(a) Exhibits: See Exhibit Index herein

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chief Executive Officer (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Chief Financial Officer, Vice President- Finance, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

Number	Description
4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Group, Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of September 1, 2004 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.10 of the Company’s Current Report on Form 8-K filed on September 10, 2004).

10.2	Termination of Guaranty between Peter A. Edison and Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) (incorporated by reference to Exhibit 10.17.11 of the Company’s Current Report on Form 8-K filed on September 10, 2004).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)