Form 10-K/A
period 2004-01-03
BAKERS FOOTWEAR GROUP INC
filed 2005-03-21
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $9.81 for the shares on the Nasdaq National Market on July 2, 2004) was approximately $28,835,112, as of July 2, 2004. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the Registrant’s common stock have been treated as held by affiliates.
      As of March 18, 2005 there were 5,102,481 shares of the Registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders filed within 120 days of the end of the Registrant’s 2003 fiscal year (the “2004 Proxy Statement”) are incorporated by reference in Part III.

EXPLANATORY NOTE
      This Amendment to the Bakers Footwear Group, Inc. (the “Company”) Annual Report on Form 10-K/A (the “Report”) for the fiscal year ended January 3, 2004 (“fiscal 2003”) is being filed solely to correct and restate the Company’s previously issued financial statements for the fiscal year 2003 and the fiscal years ended January 4, 2003 and January 5, 2002 (the “Corrections”). This Report continues to speak as of the date of the original filing of the Form 10-K on April 2, 2004 (“Original Report”), and the Company has not updated the disclosures in this Report to speak as of a later date or to reflect subsequent results, events or developments. The only changes in this Report to the Original Report are those caused by the restatement.
      The Corrections are made to properly account for landlord allowances and the commencement of lease terms in accordance with generally accepted accounting principles in the United States. See Note 2 to the Company’s audited financial statements for additional discussion.
      The Company will restate its interim financial statements for fiscal year 2004 in amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended April 3, 2004, July 3, 2004, and October 2, 2004.
      The sole change to Part I of this Form 10-K/A reflected herein is to correct, to reflect the results of the restatement, the risk factor under Item 1 entitled “We are susceptible to operating losses which would adversely affect our business and an investment in our common stock.”
      In Part II, changes were made to reflect the results of the restatement.
      No changes were made to Part III.
      Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/ A as Exhibits 31.1, 31.2, and 32.1, respectively.

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
      From time to time, we have had and in the future we could have operating losses because of fashion preferences, general economic conditions and other factors. For example, for the nine months ended October 4, 2003, we incurred a net loss of approximately $3.6 million and an operating loss of $2.3 million. Such future losses could adversely affect our business and an investment in our common stock.

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
PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
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
      The following tables summarize certain selected financial data for each of the fiscal years in the five year period ended January 3, 2004 and have been derived from our restated audited financial statements. Our audited financial statements have been restated to correct our lease accounting as further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2: “Restatement of Financial Statements” under Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. Our restated audited financial statements for the three fiscal years ended January 3, 2004, are included elsewhere in this annual report on Form 10-K/A. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Fiscal Year Ended

	December 31,	December 30,	January 5,	January 4,	January 3,
	1999(1)	2000(2)	2002	2003(5)	2004

Net sales	$87,400,591	$140,709,517	$140,841,929	$151,147,810	$148,223,553
Gross profit	21,448,475	38,433,775	42,384,857	44,794,494	44,826,960
Income (loss) before cumulative effect of change in accounting	(3,954,293)	1,583,447	4,897,376	(714,797)	1,629,906
Cumulative effect of change in accounting(3)	—	—	—	2,774,899	—

Net income (loss)(4)	$(3,954,293)	$1,583,447	$4,897,376	$2,060,102	$1,629,906

	Fiscal Year Ended

	December 31,	December 30,		January 5,		January 4,	January 3,
	1999(1)	2000(2)		2002		2003(5)	2004

Net income (loss) per common share
Basic	$(3.14)	$1.09		$3.27		$1.36	$0.90

Diluted	$(3.14)	$0.68		$2.14		$0.96	$0.77

Total assets	$19,438,431	$19,135,236		$22,649,476		$30,022,982	$29,941,167

Long-term debt, capital lease obligations and redeemable securities, less current portion	$3,236,388	$3,286,974		$4,518,298		$9,343,154	$7,695,365

Unaudited pro forma information(4):	(Unaudited )	(Unaudited	)	(Unaudited	)	(Unaudited )	(Unaudited	)
Income (loss) before cumulative effect of change in accounting and income taxes	$(4,081,025)	$1,344,767		$4,808,657		$(878,442)	$1,697,725
Provision for (benefit from) income taxes	(1,854,573)	261,258		1,581,390		(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	(2,226,453)	1,083,509		3,227,267		(576,079)	1,039,967
Cumulative effect of change in accounting(3)	—	—		—		1,763,934	—

Net income (loss)	$(2,226,453)	$1,083,509		$3,227,267		$1,187,855	$1,039,967

Net income (loss) per common share
Basic	$(1.78)	$0.73		$2.10		$0.75	$0.49

Diluted	$(1.78)	$0.47		$1.41		$0.54	$0.47

(1)	On June 22, 1999, we acquired the assets of 198 Bakers stores for approximately $9.0 million. Consequently, the results of operations for those stores are included in our financial statements since the acquisition date.

(2)	Effective December 30, 2000, we changed our fiscal year from the calendar year ending December 31 to a 52/53 week period. The fiscal year ended January 5, 2002 is a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(3)	Represents the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and recognizing as income from the unamortized deferred credit related to the excess of fair value over cost arising from the acquisition of Bakers.

(4)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, no provision has been made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and city taxes. Effective January 4, 2004, we terminated our S election and will be taxed as a C corporation. For a reconciliation of our historical income (loss) before cumulative effect of change in accounting to pro forma income (loss) before cumulative effect of change in accounting and income taxes, please see Note 13 in the financial statements. As an S corporation, we paid distributions to our shareholders in amounts sufficient to allow them to pay income taxes related to an allocable share of our taxable income and did not pay traditional cash dividends per share. Such distributions are not comparable to dividends that would be paid by a C corporation. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends” which is incorporated herein by reference.

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
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business — Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this annual report. The following section is qualified in its entirety by this more detailed information and our Financial Statements and the related Notes thereto, included elsewhere in this annual report on Form 10-K/A.
Restatement of Financial Statements
      On February 25, 2005, the Company announced that after consultation with its external auditors, it would correct its lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. The Company also announced that it would correct previously issued financial statements to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003.
      Previously, the Company accounted for the receipt of landlord allowances as a reduction of leasehold improvements and recognized rent expense over the lease term specified in the lease agreement. The Company will now account for landlord allowances as an increase in accrued rent liabilities and recognize rent expense beginning when it takes possession of the leased premises, generally six to eight weeks prior to the beginning of the lease term. The Company will also amortize landlord allowances as a reduction of rent expense effective with this earlier date. This change does not affect the timing or amount of actual rent payments.
      See Note 2 to the financial statements of this Report for a summary of the effects of these changes on the Company’s balance sheets as of January 3, 2004 and January 4, 2003, as well as on the Company’s statements of operations and cash flows for fiscal years 2001, 2002, and 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
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

Results of Operations
      The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended

	January 5,	January 4,	January 3,
	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	69.9	70.4	69.8

Gross profit	30.1	29.6	30.2
Selling expense	19.3	20.4	20.0
General and administrative expense	7.1	7.4	7.7
Loss on disposal of property and equipment	—	0.1	0.1
Impairment and disposal of long-lived assets	—	0.1	0.1
Write off of deferred offering costs	—	1.1	—
Amortization of excess of acquired net assets over cost	(0.8)	—	—

Operating income (loss)	4.5	0.5	2.3
Other income (expense)	—	—	(0.1)
Interest expense	(0.8)	(1.1)	(1.1)
State income tax (expense) benefit	(0.2)	0.1	—
Cumulative effect of change in accounting	—	1.8	—

Net income	3.5%	1.3%	1.1%

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
      Gross profit. Gross profit was $44.8 million in both fiscal year 2003 and fiscal year 2002. Gross profit for the first three quarters of 2003 decreased $1.8 million compared to the first three quarters of 2002, primarily due to increases in occupancy and buying expenses. Gross profit in the fourth quarter of fiscal year 2003 increased $1.9 million over the fourth quarter of fiscal year 2002, reflecting improved markdown experience and shrinkage control. As a percentage of sales, gross profit increased to 30.2% in fiscal year 2003 from 29.6% in fiscal year 2002.
      Selling expense. Selling expense decreased to $29.6 million in fiscal year 2003 from $30.8 million in fiscal year 2002, a decrease of $1.2 million. This decrease was primarily attributable to more effective store payroll management in fiscal year 2003, partially offset by a $500,000 increase in depreciation and amortization expense related to store fixtures and leaseholds.
      General and administrative expense. General and administrative expense increased to $11.5 million in fiscal year 2003 from $11.2 million in fiscal year 2002, an increase of $300,000. The increase was due to increased incentive compensation resulting from the Company’s improved profitability in 2003.
      Income (loss) before cumulative effect of change in accounting. Our income before cumulative effect of change in accounting increased to $1.6 million for fiscal year 2003 from a loss of $700,000 in fiscal year 2002, an improvement of $2.3 million. The change was primarily related to the nonrecurring write off of deferred initial public offering costs of $1.7 million in fiscal year 2002.
      Net income. We had net income of $1.6 million in fiscal year 2003 down from net income of $2.1 million in fiscal year 2002. Net income for 2002 reflects $2.8 million of income related to the cumulative effect of change in accounting for goodwill. If we had been taxed as a C corporation, our net income for fiscal year 2003 would have been $1.0 million and our net income for fiscal year 2002 would have been $1.2 million. For more information regarding pro forma income taxes, please see Note 13 of the Financial Statements.
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
      Gross profit. Gross profit increased to $44.8 million in fiscal year 2002 from $42.4 million in fiscal year 2001, an increase of $2.4 million. As a percentage of net sales, gross profit decreased to 29.6% in fiscal year 2002 from 30.1% in fiscal year 2001. The decline in gross profit as a percentage of net sales was attributable to a continued increase in the national branded component of our merchandise mix, which has a lower gross margin percentage, but a higher average selling price, than our private label products, and to an increase in occupancy costs due to a decrease in same store sales.
      Selling expense. Selling expense increased $3.7 million to $30.8 million in fiscal year 2002 from $27.1 million in fiscal year 2001. The increase in selling expense resulted from the costs of operating an increased number of stores in fiscal year 2002 compared to fiscal year 2001.
      General and administrative expense. General and administrative expense increased to $11.2 million in fiscal year 2002 from $10.0 million in fiscal year 2001, an increase of $1.2 million, primarily as a result of an increase in depreciation expense for new information systems and new and remodeled stores, partially offset by reductions in management bonuses in fiscal year 2002.
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
      Net income. Net income decreased to $2.1 million in fiscal year 2002 from $4.9 million in fiscal year 2001, a decrease of $2.8 million. If we had been taxed as a C corporation, our net income for fiscal years 2002 and 2001 would have been $1.2 million and $3.2 million, respectively. For more information regarding pro forma income taxes, please see Note 13 in the Notes to the Financial Statements.
Seasonality and Quarterly Fluctuations
      The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 5, 2002

	First	Second	Third	Fourth

Net sales	$33,164,841	$37,528,409	$31,940,160	$38,208,519
Gross profit	8,947,561	12,009,940	8,671,798	12,755,558
Operating expenses	8,881,737	8,957,212	8,686,290	9,487,371
Operating income (loss)	65,824	3,052,728	(14,492)	3,268,187

	Fiscal Year Ended January 4, 2003

	First	Second	Third	Fourth

Net sales	$32,059,325	$39,405,673	$36,259,634	$43,423,178
Gross profit	10,041,763	11,719,538	8,396,851	14,636,342
Operating expenses	9,310,187	10,898,445	11,070,057	12,661,145
Operating income (loss)	731,576	821,093	(2,673,206)	1,975,197

	Fiscal Year Ended January 3, 2004

	First	Second	Third	Fourth

Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,608,275	11,442,752	9,278,577	16,497,356
Operating expenses	10,472,365	10,261,703	9,850,830	10,784,301
Operating income (loss)	(2,864,090)	1,181,049	(572,253)	5,713,055
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
     Operating activities
      For fiscal year 2003, our net cash provided by operations was $8.9 million compared to net cash provided by operations of $50,000 in fiscal year 2002, an increase of $8.9 million. The primary causes of this increase were increased operating income in 2003 and a $1.5 million reduction in inventories in 2003 compared to a $3.0 million increase in inventories in 2002. The year-to-year inventory changes relate primarily to changes in the number of stores open at the end of each year.
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
     Investing activities
      In fiscal year 2003, our cash used in investing activities amounted to $2.4 million compared to $7.2 million for fiscal year 2002. During each year, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. In addition to these cash expenditures, we entered into capital lease arrangements valued at $1.0 million in 2003 and $0.7 million in 2002 related to our point of sale system.
      Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open approximately 15 new stores in fiscal year 2004 and 30 to 35 new stores in fiscal year 2005. Capital expenditures for a new store including point of sale equipment are expected to average approximately $225,000 to $275,000. We generally receive landlord allowances in connection with new stores averaging $25,000 to $75,000. The average inventory investment, net of payables, for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $200,000. For stores that do not warrant this level of investment, the costs to remodel are approximately $40,000.
      In connection with store openings and remodelings, we have projected our capital expenditures in fiscal year 2004 to be approximately $7.0 million to $8.0 million.
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
Contractual Obligations
      The following table summarizes our contractual obligations as of January 3, 2004:

	Payments Due in Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$8,301,135	$1,961,000	$1,305,385	$5,034,750	$—
Capital lease obligations(2)	3,200,932	1,398,052	1,471,558	331,322	—
Operating lease obligations(3)	91,604,694	15,804,333	26,630,072	19,619,058	29,551,231
Purchase obligations(4)	24,382,978	24,108,330	197,584	67,548	9,516
Other long-term liabilities(5)	2,086,116	271,800	1,087,200	727,116	—
Total	$129,575,855	$43,543,515	$30,691,799	$25,779,794	$29,560,747

(1)	Includes payment obligations relating to our subordinated debt, our subordinated convertible debentures, and our stock purchase warrants. Subsequent to January 4, 2003, the subordinated convertible debentures converted into shares of our common stock upon our IPO and we repaid the subordinated debt and redeemed the stock purchase warrants with the proceeds from the IPO.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3)	Includes minimum payment obligations relating to our store leases.

(4)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

(5)	Includes our obligation to redeem certain shares of stock. This obligation expired upon our IPO.
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

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
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
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2003.
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
      As described in Note 2 to the Financial Statements, in February 2005, the Company, in consultation with its Audit Committee and its independent registered public accountants, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which is reflected in this Annual Report on Form 10-K/ A, and for the first thirty-nine weeks of 2004, which will be reflected in Quarterly Reports on Form 10-Q/ A for the relevant periods.
      The Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, states that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on that definition, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants.
      The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the period covered by this

Annual Report on Form 10-K/ A (January 3, 2004), in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances and rent holidays. The Company has established procedures designed to ensure that landlord allowances will be properly classified and that rent expense will be recognized in the appropriate periods in the Company’s financial statements.
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

3. Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.2, 10.11, 10.15, 10.16, 10.20 through 10.29 and 10.33 through 10.38. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.
      (b) No reports on Form 8-K were filed during the fourth quarter ended January 3, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Bakers Footwear Group, Inc.
March 21, 2005

By	/s/ Peter A. Edison

Peter A. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Peter A. Edison)	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)	March 21, 2005

* (Lawrence L. Spanley, Jr.)	Chief Financial Officer, Vice President — Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 21, 2005

* (Andrew N. Baur)	Director	March 21, 2005

* (Michele Bergerac)	Director	March 21, 2005

* (Timothy F. Finley)	Director	March 21, 2005

* (Harry E. Rich)	Director	March 21, 2005

* (Scott C. Schnuck)	Director	March 21, 2005

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ Peter A. Edison

Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company.(1)
3.2	Restated Bylaws of the Company.(1)
4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).
4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures.(1)
4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc.(1)
4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Finance Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering.(1)
4.6	Form of common stock certificate.(1)
4.7	Warrants issued by the Company to representatives of the underwriters, or their designees.(1)
10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.2	Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.3	Promissory Note in favor of Sanford Weiss, individually and as agent for the Class B Shareholders dated October 31, 1997 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.4	Security Agreement in favor of Sanford Weiss, as agent for the Class B Shareholders dated October 31, 1997 (included as Schedule 4 to Exhibit 10.3).

Exhibit
Number	Description

10.5	Limited Personal Guaranty given by Peter A. Edison in favor of Sanford Weiss, as agent for the Class B Shareholders dated October 31, 1997 (included as Schedule 5 to Exhibit 10.3).
10.6	Promissory Note in favor of Southwest Bank of St. Louis dated June 22, 1999 in the principal amount of $95,000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.7	Promissory Note in favor of Mississippi Valley Capital Company dated June 22, 1999 in the principal amount of $500,000 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.7.1	Amended and Restated Subordinated Note in favor of Mississippi Valley Capital, LLC dated as of January 31, 2003 in the principal amount of $500,000 (incorporated by reference to Exhibit 10.7.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.8	Warrant in favor of Mississippi Valley Capital Corporation to purchase shares of Class A Common Stock (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.8.1	Amended and Restated Warrant in favor of Mississippi Valley Capital to purchase shares of Class A Common Stock (incorporated by reference to Exhibit 10.8.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.9	Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.10	Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.11	Consultant Agreement dated May 18, 2001 by and between the Company and Mark H. Brown & Associates, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.12	Warehousing Service Agreement dated April 28, 2000 between Brown Shoe Company, Inc. and the Company (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.13	Letter of Understanding Between Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.14	Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.15	Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.16	Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.17	Amended and Restated Loan and Security Agreement dated June 11, 2002 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

Exhibit
Number	Description

10.17.1	First Amendment to Amended and Restated Loan and Security Agreement dated February 20, 2003 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.17.2	Amended & Restated Intercreditor Subordination Agreement among the Company, Mississippi Valley Capital, LLC and Fleet Retail Finance Inc. dated April 8, 2003 (included in Exhibit 10.17.1).
10.17.3	Security Agreement in favor of Mississippi Valley Capital, LLC dated January 31, 2003, (included in Exhibit 10.17.1).
10.17.4	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.4 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).
10.17.5	Third Amendment and Waiver and Consent Agreement dated January 2, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.5 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.17.6	Limited Guaranty of Collection by Peter Edison in favor of Fleet Retail Finance, Inc. dated as of January 18, 2000 (incorporated by reference to Exhibit 10.17.6 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).
10.17.7	Fourth Amendment and Waiver and Consent Agreement dated January 28, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).
10.17.8	Form of Revolving Credit Note in favor of Fleet Retail Finance, Inc. dated as of January 18, 2000 (included in Exhibit 10.17).
10.17.9	Confirmation and Release of Guaranty Agreement by Peter Edison dated as of June 11, 2002 (included in Exhibit 10.17).
10.18	Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004.(1)
10.19	Software License Agreement dated June 3, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.20	Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.21	Employment Agreement dated December 12, 2003 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.21 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.22	Employment Agreement dated December 12, 2003 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.22 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.23	Employment Agreement dated December 17, 2003 by and between the Company and Lawrence Spanley, Jr. (incorporated by reference to Exhibit 10.23 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.24	Letter to Peter Edison from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.24 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

Exhibit
Number	Description

10.25	Letter to Michele Bergerac from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.26	Letter to Mark Ianni from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.27	Letter to Stan Tusman from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.28	Letter to Joe Vander Pluym from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.29	Letter to Larry Spanley from Peter Edison dated March 5, 2003 outlining the 2003 bonus levels (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.30	Amendment to Software License Agreement and Software Support Agreement dated June 4, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.31	Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company.(1)
10.32	Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co. Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow Inc., as representatives of the underwriters named therein.(1)
10.33	Letter to Peter Edison from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
10.34	Letter to Michele Bergerac from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
10.35	Letter to Mark Ianni from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
10.36	Letter to Stan Tusman from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
10.37	Letter to Joe Vander Pluym from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
10.38	Letter to Larry Spanley from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels.(1)
11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 15 of the Financial Statements).
14.1	Code of Business Conduct.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

(1)	Previously filed with original Annual Report on Form 10-K for fiscal year 2003 filed on April 2, 2004.

INDEX TO FINANCIAL STATEMENTS
Years Ended January 4, 2003 and January 3, 2004

Report of Independent Registered Public Accounting Firm
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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 3, 2004 and January 4, 2003 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
      As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of January 3, 2004 and January 4, 2003 and for each of the three years in the period ended January 3, 2004 to correct its lease accounting.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 4, 2004, except for
     paragraph 2 of Note 19, as to
     which the date is March 12, 2004
     and Note 2, as to
     which the date is March 16, 2005

BAKERS FOOTWEAR GROUP, INC.
BALANCE SHEETS

	January 4,	January 3,
	2003	2004

	as restated	as restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$574,475
Accounts receivable	573,898	1,051,854
Other receivables	420,358	186,011
Inventories	14,279,602	12,780,256
Prepaid expenses and other current assets	630,784	1,029,908

Total current assets	15,904,642	15,622,504
Property and equipment, net	13,180,858	13,395,838
Other assets	937,482	922,825

Total assets	$30,022,982	$29,941,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,966,940	$3,529,652
Accrued expenses	4,328,533	5,986,873
Sales tax payable	1,035,316	1,257,294
Deferred income	463,253	809,122
Revolving credit agreement	7,043,218	2,169,474
Class A stock purchase warrants	—	837,500
Class A stock redemption obligation	—	210,799
Current maturities of capital lease obligations	709,574	947,332
Current maturities of long-term subordinated debt	219,901	645,501

Total current liabilities	16,766,735	16,393,547
Long-term subordinated debt, less current maturities	847,463	214,409
Obligations under capital leases, less current maturities	1,407,592	1,347,112
Accrued rent liabilities	2,144,857	2,597,770
Class A stock purchase warrants	686,860	—
Class A stock redemption obligation	1,262,696	1,178,527
Class B stock redemption obligation	238,543	455,316
Subordinated convertible debentures	4,900,000	4,500,000
Shareholders’ equity:
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding	1,426	1,426
Class B stock, $0.001 par value; 500,000 shares authorized	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized	—	—
Deferred stock compensation	(127,621)	—
Additional paid-in capital	3,608,740	3,756,814
Accumulated deficit	(1,714,309)	(503,754)

Total shareholders’ equity	1,768,236	3,254,486

Total liabilities and shareholders’ equity	$30,022,982	$29,941,167

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

	as restated	as restated	as restated
Net sales	$140,841,929	$151,147,810	$148,223,553
Cost of merchandise sold, occupancy, and buying expenses	98,457,072	106,353,316	103,396,593

Gross profit	42,384,857	44,794,494	44,826,960
Operating expenses:
Selling	27,135,109	30,836,538	29,599,090
General and administrative	9,960,538	11,178,931	11,454,347
Loss on disposal of property and equipment	24,997	95,785	188,629
Impairment of long-lived assets	4,540	120,114	127,133
Write-off of deferred initial public offering costs	—	1,708,466	—
Amortization of excess of acquired net assets over cost	(1,112,574)	—	—

Operating income	6,372,247	854,660	3,457,761
Other income (expense):
Interest expense	(1,086,729)	(1,626,306)	(1,671,739)
State income tax (expense) benefit	(315,667)	163,645	(67,819)
Other income	61,015	2,833	113,371
Other expense	(133,490)	(109,629)	(201,668)

Income (loss) before cumulative effect of change in accounting	4,897,376	(714,797)	1,629,906
Cumulative effect of change in accounting	—	2,774,899	—

Net income	$4,897,376	$2,060,102	$1,629,906

Basic earnings per share	$3.27	$1.36	$0.90

Diluted earnings per share	$2.14	$0.96	$0.77

Pro forma amounts assuming SFAS No. 142 had been adopted as of December 31, 2000 (Note 1):
Income (loss) before cumulative effect of change in accounting	$3,784,802	$(714,797)	$1,629,906
Cumulative effect of change in accounting	3,885,787	—	—

Net income (loss)	$7,670,589	$(714,797)	$1,629,906

Unaudited pro forma income tax information (Note 13):
Income (loss) before cumulative effect of change in accounting and income taxes	$4,808,657	$(878,442)	$1,697,725
Provision for (benefit from) income taxes	1,581,390	(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	3,227,267	(576,079)	1,039,967
Cumulative effect of change in accounting, net of taxes	—	1,763,934	—

Net income	$3,227,267	$1,187,855	$1,039,967

Net income per common share:
Basic	$2.10	$0.75	$0.49

Diluted	$1.41	$0.54	$0.47

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Voting
	Common Stock

	Shares		Additional
	Issued and		Paid-In	Deferred Stock	Accumulated
	Outstanding	Amount	Capital	Compensation	Deficit

Balance at December 30, 2000 — as previously reported	1,408,988	$1,409	$3,538,851	$(440,909)	$(4,304,510)
Prior year adjustment	—	—	—	—	(38,389)

Balance at December 30, 2000 as restated	1,408,988	1,409	3,538,851	(440,909)	(4,342,899)
Distributions to shareholders	—	—	—	—	(2,167,191)
Impact of the termination of put options associated with Class A redeemable stock	17,200	17	69,889	—	(47,868)
Compensation cost from stock option grants	—	—	—	69,623	—
Accretion of Class B redeemable stock as restated	—	—	—	—	(179,968)
Net income as restated	—	—	—	—	4,897,376

Balance at January 5, 2002 as restated	1,426,188	1,426	3,608,740	(371,286)	(1,840,550)
Distributions to shareholders	—	—	—	—	(1,820,172)
Compensation cost from stock option grants	—	—	—	243,665	—
Accretion of Class A redeemable stock	—	—	—	—	(55,114)
Accretion of Class B redeemable stock as restated	—	—	—	—	(58,575)
Net income as restated	—	—	—	—	2,060,102

Balance at January 4, 2003 as restated	1,426,188	1,426	3,608,740	(127,621)	(1,714,309)
Distributions to shareholders	—	—	—	—	(75,949)
Compensation cost from stock option grants	—	—	148,074	127,621	—
Accretion of Class A redeemable stock	—	—	—	—	(126,629)
Accretion of Class B redeemable stock as restated	—	—	—	—	(216,773)
Net income as restated	—	—	—	—	1,629,906

Balance at January 3, 2004 as restated	1,426,188	$1,426	$3,756,814	$—	$(503,754)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

	as restated	as restated	as restated
Operating activities
Net income	$4,897,376	$2,060,102	$1,629,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting	—	(2,774,899)	—
Depreciation and amortization	1,432,742	2,595,842	2,941,110
Amortization of goodwill	7,920	—	—
Amortization of deferred debt issuance costs	26,400	92,286	20,415
Stock-based compensation expense	69,623	243,665	275,695
Amortization of excess of acquired net assets over cost	(1,112,574)	—	—
Amortization of debt discount	86,424	124,160	12,447
Accretion of stock warrants	111,520	140,094	150,640
Impairment of long-lived assets	4,540	120,114	127,133
Loss on disposal of property and equipment	24,997	95,785	188,629
Changes in operating assets and liabilities:
Accounts receivable	(401,419)	233,175	(243,609)
Inventories	1,262,026	(2,989,356)	1,499,346
Prepaid expenses and other current assets	(209,941)	(48,630)	(399,124)
Other assets	(419,118)	(90,853)	(454,483)
Accounts payable	(914,222)	(41,264)	562,712
Accrued expenses and deferred income	1,327,539	(618,421)	2,151,187
Accrued rent liabilities	583,771	905,817	452,912

Net cash provided by operating activities	6,777,604	47,617	8,914,916
Investing activities
Purchase of property and equipment	(3,667,981)	(7,160,161)	(2,404,538)
Proceeds from sale of property and equipment	1,825	1,793	2,914

Net cash used in investing activities	(3,666,156)	(7,158,368)	(2,401,624)
Financing activities
Net advances (repayments) under revolving notes payable	(777,452)	4,391,942	(4,873,744)
Proceeds from issuance of subordinated convertible debentures	—	4,900,000	—
Principal payments under capital lease obligations	(326,553)	(591,000)	(844,223)
Principal payments of subordinated debt	(573,696)	(265,321)	(219,901)
Cash distributions to shareholders	(2,167,191)	(1,820,172)	(949)

Net cash provided by (used in) financing activities	(3,844,892)	6,615,449	(5,938,817)

Net increase (decrease) in cash and cash equivalents	(733,444)	(495,302)	574,475
Cash and cash equivalents at beginning of period	1,228,746	495,302	—

Cash and cash equivalents at end of period	$495,302	$—	$574,475

Supplemental disclosures of cash flow information
Cash paid for state income taxes	$243,095	$106,685	$31,126

Cash paid for interest	$874,024	$1,019,404	$1,650,270

Noncash investing and financing transactions
Capital lease obligations	$2,315,915	$718,804	$1,021,500

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
      As discussed in Note 19, on February 10, 2004, the Company completed an initial public offering (IPO).

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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are stated at cost. Costs related to software developed for internal use, including internal payroll costs, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives ranging from three years to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life of the assets. Costs of repair and maintenance are charged to expense as incurred.

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
      The Company recognizes rent expense for each lease on the straight line basis, first aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, net of any negotiated landlord allowances and net of any executory costs, and then allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the noncancelable term of the lease. The Company records the difference between the recognized rent expense and amounts payable or receivable under the leases as accrued rent liabilities on the accompanying balance sheets.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge, based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeded the respective targets or when management determines that it is probable that such targets will be met.

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
      At January 3, 2004 the Company had deferred $733,933 of costs incurred to date, included in other assets in the accompanying balance sheet, related to the resumption of the IPO process. See Note 19 for discussion of the completion of the IPO.
Earnings per Share
      Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
dilutive securities consist of outstanding stock options, warrants, convertible debentures, and the effect of treating the redeemable Class A and Class B stock as permanent capital (see Note 14).
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
      As discussed in Note 19, in connection with the IPO, effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation.
      The unaudited pro forma information on the accompanying statements of operations pertaining to income (loss) before cumulative effect of change in accounting and income taxes has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses. The unaudited pro forma information also includes adjustments resulting from applying purchase accounting as a C corporation to the Bakers acquisition (see Note 3), which results in a decrease to the excess of acquired net assets over cost of $2,021,930 as of the acquisition date.
      The unaudited pro forma income tax information included in the statements of operations and Note 13 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company was a C corporation and thus subject to federal and certain state income taxes.
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
      In March 2002, the Company acquired 33 store leases from SLJ Retail LLC (SLJ) for a purchase price of $1,800,000 (see Note 3).
Deferred Income
      The Company has a frequent buying program where customers can purchase a frequent buying card entitling them to a 10% discount on all purchases for a 12-month period. The Company ratably recognizes the

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Pro forma income before cumulative effect of change in accounting, adjusted to exclude the amortization of excess of acquired net assets over cost and goodwill amortization, is as follows:

Year Ended
January 5,
2002

Reported net income	$4,897,376
Amortization of goodwill	7,920
Amortization of excess of acquired net assets over cost	(1,112,574)

Adjusted net income	$3,792,722

Basic earnings per share — as reported	$3.27

Diluted earnings per share — as reported	$2.14

Basic earnings per share — as adjusted	$2.49

Diluted earnings per share — as adjusted	$1.67

2.	Restatement of Financial Statements
      On February 25, 2005, the Company announced that after consultation with its external auditors, it would correct its lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. The Company also announced that it would correct previously issued financial statements to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years in this report.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Previously, the Company accounted for the receipt of landlord allowances as a reduction of leasehold improvements and recognized rent expense over the lease term specified in the lease agreement. The Company will now account for landlord allowances as an increase in accrued rent liabilities and recognize rent expense beginning when it takes possession of the leased premises, generally six to eight weeks prior to the beginning of the lease term. The Company will also amortize landlord allowances as a reduction of rent expense effective with this earlier date. This change does not affect the timing or amount of actual rent payments.
      The cumulative effect of these changes as of December 30, 2000, was to increase the Company’s accumulated deficit by $38,389, from $4,304,510 to $4,342,899.
      Following is a summary of the effects of these changes on the Company’s balance sheets as of January 3, 2004 and January 4, 2003, as well as the effects of these changes on the Company’s statements of operations and cash flows for fiscal years 2003, 2002, and 2001:

	Statements of Operations

	As reported	Change	Restated

Fiscal Year ended January 5, 2002
Cost of merchandise sold, occupancy and buying expenses	$98,247,080	$209,992	$98,457,072
Gross profit	42,594,849	(209,992)	42,384,857
Selling expense	27,097,515	37,594	27,135,109
General and administrative expense	10,145,847	(185,309)	9,960,538
Operating income	6,434,524	(62,277)	6,372,247
Income before cumulative effect of change in accounting	4,959,653	(62,277)	4,897,376
Net income	4,959,653	(62,277)	4,897,376
Net income per common share — basic	3.31	(0.04)	3.27
Net income per common share — diluted	2.17	(0.03)	2.14
Unaudited pro forma information:
Income before cumulative effect of change in accounting and income taxes	4,870,934	(62,277)	4,808,657
Provision for income taxes	1,605,055	(23,665)	1,581,390
Income before cumulative effect of change in accounting	3,265,879	(38,612)	3,227,267
Net income	3,265,879	(38,612)	3,227,267
Net income per common share — basic	2.12	(0.02)	2.10
Net income per common share — diluted	1.44	(0.03)	1.41

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statements of Operations

	As reported	Change	Restated

Fiscal Year ended January 4, 2003
Cost of merchandise sold, occupancy and buying expenses	$106,011,753	$341,563	$106,353,316
Gross profit	45,136,057	(341,563)	44,794,494
Selling expense	30,774,478	62,060	30,836,538
General and administrative expense	11,358,384	(179,453)	11,178,931
Operating income	1,078,830	(224,170)	854,660
Loss before cumulative effect of change in accounting	(490,627)	(224,170)	(714,797)
Net income	2,284,272	(224,170)	2,060,102
Net income per common share — basic	1.50	(0.14)	1.36
Net income per common share — diluted	1.06	(0.10)	0.96
Unaudited pro forma information:
Loss before cumulative effect of change in accounting and income taxes	(654,272)	(224,170)	(878,442)
Benefit from income taxes	(217,178)	(85,185)	(302,363)
Loss before cumulative effect of change in accounting	(437,094)	(138,985)	(576,079)
Net income	1,326,840	(138,985)	1,187,855
Net income per common share — basic	0.83	(0.08)	0.75
Net income per common share — diluted	0.64	(0.10)	0.54
Fiscal Year ended January 3, 2004
Cost of merchandise sold, occupancy and buying expenses	$103,057,442	$339,151	$103,396,593
Gross profit	45,166,111	(339,151)	44,826,960
Selling expense	29,491,123	107,967	29,599,090
General and administrative expense	11,856,477	(402,130)	11,454,347
Operating income	3,502,749	(44,988)	3,457,761
Income before cumulative effect of change in accounting	1,674,894	(44,988)	1,629,906
Net income	1,674,894	(44,988)	1,629,906
Net income per common share — basic	0.93	(0.03)	0.90
Net income per common share — diluted	0.79	(0.02)	0.77
Unaudited pro forma information:
Income before cumulative effect of change in accounting and income taxes	1,742,713	(44,988)	1,697,725
Provision for income taxes	674,853	(17,095)	657,758
Income before cumulative effect of change in accounting	1,067,860	(27,893)	1,039,967
Net income	1,067,860	(27,893)	1,039,967
Net income per common share — basic	0.50	(0.01)	0.49
Net income per common share — diluted	0.48	(0.01)	0.47

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheets

	As reported	Change	Restated

As of January 4, 2003
Property and equipment, net	$12,249,993	$930,865	$13,180,858
Total assets	29,092,117	930,865	30,022,982
Accrued rent liabilities	889,156	1,255,701	2,144,857
Class B stock redemption obligation	283,500	(44,957)	238,543
Total shareholders’ equity	2,048,115	(279,879)	1,768,236
As of January 3, 2004
Property and equipment, net	12,459,178	936,660	13,395,838
Total assets	29,004,507	936,660	29,941,167
Accrued rent liabilities	1,291,286	1,306,484	2,597,770
Class B stock redemption obligation	506,500	(51,184)	455,316
Total shareholders’ equity	3,573,126	(318,640)	3,254,486

	Statements of Cash Flows

	As reported	Change	Restated

Fiscal Year Ended January 5, 2002
Net cash provided by operating activities	$6,445,454	$332,150	$6,777,604
Net cash used in investing activities	(3,334,006)	(332,150)	(3,666,156)
Fiscal Year Ended January 4, 2003
Net cash provided by (used in) operating activities	(502,383)	550,000	47,617
Net cash used in investing activities	(6,608,368)	(550,000)	(7,158,368)
Fiscal Year Ended January 3, 2004
Net cash provided by operating activities	8,801,155	113,761	8,914,916
Net cash used in investing activities	(2,287,863)	(113,761)	(2,401,624)

3.	Acquisitions
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

4.	Property and Equipment
      Property and equipment consist of the following:

	Estimated Useful	January 4,	January 3,
	Lives	2003	2004

Furniture, fixtures, and equipment	3-6 years	$8,001,073	$9,876,056
Leasehold improvements	up to 10 years	8,102,657	9,101,998
Computer equipment and software	3 years	2,559,968	2,616,003

		18,663,698	21,594,057
Less accumulated depreciation and amortization		5,482,840	8,198,219

		$13,180,858	$13,395,838

      Depreciation and amortization of property and equipment was $1,432,742, $2,595,842, and $2,941,110 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

5.	Accrued Expenses
      Accrued expenses consist of the following:

	January 4,	January 3,
	2003	2004

Employee compensation and benefits	$2,197,046	$2,884,291
Accrued rent	591,633	414,234
Other	1,539,854	2,688,348

	$4,328,533	$5,986,873

6.	Capital Lease Obligations
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
      Obligations under capital leases were $2,117,166 and $2,294,444 at January 4, 2003 and January 3, 2004, respectively.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments at January 3, 2004 under capital leases are as follows:

Fiscal year:
2004	$1,398,052
2005	935,051
2006	536,507
2007	256,299
2008	75,023

Total minimum lease payments	3,200,932
Less amount representing interest	906,488

Present value of minimum lease payments (including current portion of $947,332)	$2,294,444

7.	Operating Leases
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

$91,604,676

      Rent expense, including occupancy costs, was $18,917,863, $24,959,938, and $25,729,990 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively. Certain leases provide for contingent rent based on sales. Contingent rent was $525,590, $343,716, and $225,964 for the years ended January 5, 2002, January 4, 2003, and January 3, 2004, respectively.

8.	Revolving Credit Agreement
      The Company has a revolving credit agreement with a commercial bank. This agreement calls for a maximum line of credit of $25,000,000 subject to the calculated borrowing base as defined in the agreement. The revolving credit agreement matures on January 5, 2005 and is secured by substantially all assets of the Company and a $500,000 personal guarantee by the Company’s principal shareholder. Interest is payable monthly at the bank’s base rate plus 0.75% (4.75% per annum at January 3, 2004). The weighted average interest rate approximated 8.16% in 2001, 5.42% in 2002, and 4.87% in 2003. An unused line fee of 0.25% per annum is payable monthly based on the difference between $25,000,000 and the average loan balance.
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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

9.	Subordinated Debt
      The following notes payable are subordinate to the revolving credit agreement and are secured by substantially all assets of the Company:

	January 4,	January 3,
	2003	2004

Subordinated note payable to Class B shareholders, principal and interest payable in quarterly installments of $30,000 up to $50,000 over the term of the loan, at 8% per annum through January 2008. Secured by a $393,000 standby letter of credit and personal guarantee of the principal shareholder	$484,811	$359,910
Subordinated note payable, principal and interest, at 9% per annum, due January 31, 2003	95,000	—
Subordinated note payable to financial institution, due March 1, 2004, issued at a discount (Note 14). Interest of $12,500 is payable quarterly. Note accretes to the original face amount of $500,000 at January 31, 2003	487,553	500,000

	1,067,364	859,910
Less current maturities	219,901	645,501

	$847,463	$214,409

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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of January 3, 2004, the scheduled maturities of subordinated debt are as follows:

Fiscal year:
2004	$645,501
2005	167,799
2006	46,610

$859,910

10.	Subordinated Convertible Debentures
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
      The Company’s periodic interest cost is determined using the interest method assuming an April 4, 2007 maturity of the debentures.

11.	Employee Benefit Plan
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

12.	Commitments and Contingencies
      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Pro Forma Income Taxes — Unaudited
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

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Historical income (loss) before cumulative effect of change in accounting	$4,897,376	$(714,797)	$1,629,906
State income tax expense (benefit)	315,667	(163,645)	67,819
Reduction of amortization of excess of acquired net assets over cost assuming C corporation	(404,386)	—	—

Pro forma income (loss) before cumulative effect of change in accounting and income taxes	$4,808,657	$(878,442)	$1,697,725

      Significant components of the pro forma provision for (benefit from) income taxes on income (loss) before cumulative effect of change in accounting are as follows:

	January 5,	January 4,	January 3,
	2002	2003	2004

Current:
Federal	$1,420,414	$(352,771)	$801,763
State and local	167,107	(41,503)	94,325

Total current	1,587,521	(394,274)	896,088
Deferred:
Federal	(5,486)	82,236	(213,243)
State and local	(645)	9,675	(25,087)

Total deferred (credit)	(6,131)	91,911	(238,330)

Total income tax (benefit) provision	$1,581,390	$(302,363)	$657,758

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The differences between the pro forma provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations are as follows:

	January 5,	January 4,	January 3,
	2002	2003	2004

Statutory federal income tax rate	34.00%	(34.00)%	34.00%
State and local income taxes, net of federal income taxes	4.00%	(4.00)%	4.00%
Permanent differences	(5.11)%	3.58%	0.74%
Valuation allowance	—	—	—

Effective tax rate	32.89%	(34.42)%	38.74%

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
      Components of the Company’s pro forma deferred tax assets and liabilities are as follows:

	January 4,	January 3,
	2003	2004

Deferred tax assets:
Vacation accrual	$256,367	$230,768
Inventory	717,833	693,424
Stock-based and accrued bonus compensation	255,732	536,834
Accrued rent	817,518	987,152
Other	34,010	21,660

Total deferred tax assets	2,081,460	2,469,838
Deferred tax liabilities:
Property and equipment	1,161,747	1,311,795

Total deferred tax liabilities	1,161,747	1,311,795

Net deferred tax assets	$919,713	$1,158,043

14.	Shareholders’ Equity
      As discussed in Note 19, effective February 10, 2004 the Company completed its IPO. In connection with the IPO, all Class A, Class B and Class C common stock was converted into the Company’s new common stock. The following discussion of Class A, Class B and Class C common stock relates to their rights and privileges as of January 3, 2004.
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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      In January 2001, 17,200 of the Class A shares were sold among shareholders at the original issue price. Under the purchase agreement, put options attached to certain of these shares did not transfer to the new shareholders and were therefore terminated. Accordingly, the original value of $69,906 associated with these shares was transferred from temporary capital into permanent paid-in capital at that time. In addition, this transaction decreased the minimum redemption amount, which is accounted for as a change in accounting estimate and thus impacts the periodic accretion charges on a prospective basis with no adjustment to prior periods.
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
      The Class B shareholders also have the right to cause the Company to redeem all 271,910 Class B shares upon the Company’s final principal payment related to the outstanding subordinated note payable with these shareholders in January 2008 (see Note 9). The Class B shareholders could cause such redemption to occur earlier upon the occurrence of certain events, as defined in the agreement. The purchase price upon the redemption of the Class B shares is based on net book value per share in accordance with the agreement.
      Periodic changes in the redemption value are recognized immediately by the Company as they occur. Thus, the carrying value of the Class B shares is adjusted to equal the redemption amount at the end of each reporting period through an offset to retained earnings. The value of the Class B stock redemption obligation was $238,543 and $455,316 as of January 4, 2003 and January 3, 2004, respectively.

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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Numerator:
Income (loss) before cumulative effect of change in accounting	$4,897,376	$(714,797)	$1,629,906
Cumulative effect of change in accounting	—	2,774,899	—

Net income	4,897,376	2,060,102	1,629,906
Accretion on redeemable stock	(227,834)	(113,685)	(343,404)

Numerator for basic earnings per share	4,669,542	1,946,417	1,286,502
Add accretion on redeemable stock	227,834	113,685	343,404
Interest expense related to warrants	111,520	140,094	150,640

Numerator for diluted earnings per share	$5,008,896	$2,200,196	$1,780,546

Denominator:
Denominator for basic earnings per share — weighted average shares	1,426,188	1,426,188	1,426,188
Effect of dilutive securities:
Stock options	295,797	243,663	258,218
Stock purchase warrants	76,888	76,888	76,897
Redeemable securities	538,967	538,967	538,967

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	2,337,840	2,285,706	2,300,270

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$3.43	$(0.50)	$1.14
Cumulative effect of change in accounting	—	1.94	—

Net income	3.43	1.44	1.14
Accretion on Class A and Class B redeemable stock	(0.16)	(0.08)	(0.24)

Net income allocable to common shareholders	$3.27	$1.36	$0.90

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$2.09	$(0.31)	$0.71
Cumulative effect of change in accounting	—	1.21	—

Net income	2.09	0.90	0.71
Interest expense related to Class A stock purchase warrants	0.05	0.06	0.06

Net income allocable to common shareholders	$2.14	$0.96	$0.77

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the earnings per share for the unaudited pro forma income tax information on the accompanying statements of operations (see Note 13):

	Year Ended	Year Ended	Year Ended
	January 5,	January 4,	January 3,
	2002	2003	2004

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$2.26	$(0.40)	$0.73
Cumulative effect of change in accounting, net of taxes	—	1.23	—

Net income	2.26	0.83	0.73
Accretion on Class A and Class B redeemable stock	(0.16)	(0.08)	(0.24)

Net income allocable to common shareholders	$2.10	$0.75	$0.49

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$1.38	$(0.26)	$0.47
Cumulative effect of change in accounting, net of taxes	—	0.80	—

Net income	1.38	0.54	0.47
Interest expense related to Class A stock purchase warrants	0.03	—	—

Net income allocable to common shareholders(1)(2)	$1.41	$0.54	$0.47

(1)	The diluted earnings per share calculation for the year ended January 3, 2004 excludes incremental shares of 76,897 and interest expense, net of tax, of $93,397 related to the outstanding stock purchase warrants because they are antidilutive.

(2)	The diluted earnings per share calculation for the year ended January 4, 2003 excludes incremental shares of 76,897 and interest expense, net of tax, of $86,858 related to the outstanding stock purchase warrants because they are antidilutive.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Fair Value of Financial Instruments
      The carrying values and fair values of the Company’s financial instruments are as follows:

	January 4, 2003		January 3, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$—	$—	$574,475	$574,475
Revolving notes payable and long-term subordinated debt, including current maturities	8,110,582	8,146,591	3,029,384	3,060,885
Subordinated convertible debentures	4,900,000	5,742,448	4,500,000	4,500,000
Capital lease obligations, including current maturities	2,117,166	2,400,791	2,294,444	3,002,054
Stock purchase warrants	686,860	697,421	837,500	843,465
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

17.	Related Party Transactions
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

18.	Quarterly Financial Data — Unaudited
      Summarized quarterly financial information for fiscal years 2002 and 2003 restated for the Company’s corrections to lease accounting as described in Note 2 is as follows:

	First	Second	Third	Fourth

Fiscal year 2002:
Net sales	$32,059,325	$39,405,673	$36,259,634	$43,423,178
Gross profit, as previously reported	10,075,453	11,892,540	8,502,972	14,665,092
Gross profit, as restated	10,041,763	11,719,538	8,396,851	14,636,342

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth

Income (loss) before cumulative effect of change in accounting as previously reported	437,625	457,565	(3,096,201)	1,710,384
Income (loss) before cumulative effect of change in accounting as restated	434,900	318,528	(3,170,558)	1,702,332
Net income (loss) as previously reported	3,212,524	457,565	(3,096,201)	1,710,384
Net income (loss) as restated	3,209,800	318,528	(3,170,558)	1,702,332
Basic earnings (loss) per share, as previously reported	1.99	0.35	(1.88)	1.04
Basic earnings (loss) per share, as restated	1.99	0.27	(1.93)	1.03
Diluted earnings (loss) per share, as previously reported	1.42	0.22	(1.88)	0.76
Diluted earnings (loss) per share, as restated	1.42	0.15	(1.93)	0.76
Fiscal year 2003:
Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit, as previously reported	7,718,475	11,518,141	9,348,082	16,581,413
Gross profit, as restated	7,608,275	11,442,752	9,278,577	16,497,356
Net income (loss) as previously reported	(3,254,643)	722,408	(1,032,935)	5,240,064
Net income (loss), as restated	(3,297,586)	714,276	(1,035,772)	5,248,988
Basic earnings (loss) per share, as previously reported	(2.09)	0.50	(0.73)	3.26
Basic earnings (loss) per share, as restated	(2.15)	0.49	(0.74)	3.30
Diluted earnings (loss) per share, as previously reported	(2.09)	0.30	(0.73)	2.28
Diluted earnings (loss) per share, as restated	(2.15)	0.33	(0.74)	2.29

19.	Subsequent Events

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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Use of Proceeds
      The Company used the proceeds from the IPO to repay the balance on the revolving credit agreement, described in Note 8, repay approximately $850,000 of subordinated debt, described in Note 9, and repurchase stock warrants, described in Note 14, for $850,000. The Company used the remaining proceeds for working capital purposes, primarily for the purchase of inventory in the ordinary course of business, and investments in short-term, investment-grade, interest bearing instruments.

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