Form 10-Q/A
period 2004-04-03
BAKERS FOOTWEAR GROUP INC
filed 2005-03-21
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Common Stock, $0.0001 par value, 5,102,481 shares issued and outstanding as of March 18, 2005

EXPLANATORY NOTE

This Amendment to the Bakers Footwear Group, Inc. (the “Company”) Quarterly Report on Form 10-Q/A (the “Report”) for the quarterly period ended April 3, 2004 is being filed solely to correct and restate the Company’s previously issued financial statements as of and for the thirteen week periods ended April 3, 2004 and April 5, 2003, and the notes related thereto (the “Corrections”). This Report continues to speak as of the date of the original filing of the Form 10-Q on May 17, 2004 (the “Original Report”), and the Company has not updated the disclosures in this Report to speak as of a later date or to reflect subsequent results, events or developments. The only changes in this Report to the Original Report are those caused by the restatement.

The Corrections are made to properly account for landlord allowances and the commencement of lease terms in accordance with generally accepted accounting principles in the United States. See Note 2 to the Company’s Condensed Financial Statements for additional discussion.

The Company has reflected the results of the restatement for fiscal years ended January 3, 2004 in an Annual Report on Form 10-K/A and will restate its interim financial statements in amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended July 3, 2004 and October 2, 2004.

The restatement is reflected in Part I of this Quarterly Report on Form 10-Q/A. Item 3 of Part I has not been amended. Item 2 of Part II has been amended to correct, as a result of the restatement, the reference to planned capital expenditures, Pursuant to the rules of the SEC, in Part II, Item 6, we have provided currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	April 5,	January 3,	April 3,
	2003	2004	2004
	as restated		as restated
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$574,475	$6,104,495
Accounts receivable	754,856	1,051,854	946,602
Other receivables	197,492	186,011	129,321
Inventories	17,795,084	12,780,256	17,939,885
Prepaid expenses and other current assets	1,066,190	1,029,908	1,427,468
Deferred income taxes	—	—	1,235,658

Total current assets	19,813,622	15,622,504	27,783,429
Property and equipment, net	13,869,892	13,395,838	13,928,689
Deferred income taxes	—	—	115,685
Other assets	858,480	922,825	154,709

Total assets	$34,541,994	$29,941,167	$41,982,512

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,967,126	$3,529,652	$6,207,287
Accrued expenses	3,749,418	5,986,873	3,536,126
Sales tax payable	640,796	1,257,294	844,096
Deferred income	516,981	809,122	821,091
Revolving credit agreement	15,283,202	2,169,474	—
Class A stock purchase warrants	725,000	837,500	—
Class A stock redemption obligation	—	210,799	—
Current maturities of capital lease obligations	831,638	947,332	893,619
Current maturities of long-term subordinated debt	660,203	645,501	—

Total current liabilities	25,374,364	16,393,547	12,302,219
Long-term subordinated debt, less current maturities	324,608	214,409	—
Obligations under capital leases, less current maturities	1,655,700	1,347,112	1,163,386
Accrued rent liabilities	2,255,059	2,597,770	2,737,475
Class A stock redemption obligation	1,276,863	1,178,527	—
Class B stock redemption obligation	—	455,316	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding at April 3, 2004	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at April 3, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at April 5, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized at April 5, 2003 and January 3, 2004	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized at April 5, 2003 and January 3, 2004	—	—	—
Deferred stock compensation	(66,706)	—	—
Additional paid-in capital	3,608,740	3,756,814	25,590,557
Retained earnings (deficit)	(4,788,060)	(503,754)	188,365

Total shareholders’ equity (deficit)	(1,244,600)	3,254,486	25,779,432

Total liabilities and shareholders’ equity	$34,541,994	$29,941,167	$41,982,512

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	April 5, 2003	April 3, 2004
	as restated	as restated
Net sales	$31,909,958	$34,305,013
Cost of merchandise sold, occupancy, and buying expenses	24,301,683	24,563,060

Gross profit	7,608,275	9,741,953
Operating expenses:
Selling	7,241,758	7,505,919
General and administrative	3,105,360	3,379,544
Loss on disposal of property and equipment	125,247	93,491

Operating loss	(2,864,090)	(1,237,001)
Other income (expense):
Interest expense	(405,332)	(441,966)
State income tax (expense) benefit	(1,099)	—
Other income (expense), net	(27,065)	86,811

Loss before income taxes	(3,297,586)	(1,592,156)
Provision for (benefit from) income taxes	—	(1,758,125)

Net income (loss)	$(3,297,586)	$165,969

Basic earnings (loss) per share	$(2.15)	$0.05

Diluted earnings (loss) per share	$(2.15)	$0.05

Pro forma income tax information
Loss before income taxes	$(3,296,487)
Provision for (benefit from) income taxes	(1,246,965)

Net loss	$(2,049,522)

Basic loss per share	$(1.28)

Diluted loss per share	$(1.28)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Class A Voting
	Common Stock		Common Stock
	Shares		Shares		Additional	Retained
	Issued and		Issued and		Paid-In	Earnings
	Outstanding	Amount	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(503,754)	$3,254,486
Adjust accumulated deficit to reflect conversion from S Corporation to C Corporation, as restated	—	—	—		(503,754)	503,754	—
Accretion of class A redeemable stock	—	—	—		—	(116,854)	(116,854)
Accretion of class B redeemable stock	—	—	—		—	139,250	139,250
Exchange of Class A redeemable stock, Class A common stock and Class B redeemable stock for new common stock, as restated	1,965,150	197	(1,426,188)	(1,426)	1,823,475	—	1,822,246
Shares issued in connection with initial public offering	2,484,000	248	—		15,559,286	—	15,559,534
Conversion of convertible debentures into common stock	653,331	65	—		4,954,736	—	4,954,801
Net income, as restated	—	—	—	—	—	165,969	165,969

Balance at April 3, 2004, as restated	5,102,481	$510	—	$—	$25,590,557	$188,365	$25,779,432

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	April 5, 2003	April 3, 2004
	as restated	as restated
Operating activities
Net income (loss)	$(3,297,586)	$165,969
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	679,301	792,810
Deferred income taxes	—	(1,351,343)
Beneficial conversion of subordinated debentures	—	163,333
Amortization of deferred debt issuance costs	30,762	1,538
Stock-based compensation expense	60,915	—
Amortization of debt discount	12,447	9,820
Accretion of stock warrants	38,140	12,500
Loss on disposal of property and equipment	125,247	93,491
Changes in operating assets and liabilities:
Accounts receivable and other receivables	41,908	161,942
Inventories	(3,515,482)	(5,159,629)
Prepaid expenses and other current assets	(435,406)	(397,560)
Other assets	48,240	708,116
Accounts payable	186	2,677,635
Accrued expenses and deferred income	(919,906)	(2,511,866)
Accrued rent liabilities	110,202	139,705

Net cash used in operating activities	(7,021,032)	(4,493,539)

Investing activities
Purchase of property and equipment	(822,599)	(1,419,587)
Proceeds from sale of property and equipment	1,313	435

Net cash used in investing activities	(821,286)	(1,419,152)

Financing activities
Net advances (repayments) under revolving notes payable	8,239,984	(2,169,474)
Proceeds from initial public offering	—	15,559,534
Principal payments under capital lease obligations	(302,124)	(237,439)
Principal payments of subordinated debt	(95,000)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(542)	—

Net cash provided by financing activities	7,842,318	11,442,711

Net increase in cash and cash equivalents	—	5,530,020
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$—	$6,104,495

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,099	$33,857

Cash paid for interest	$318,449	$275,216

Noncash investing and financing transactions
Capital lease obligations	$672,296	$—

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

1. Basis of Presentation

     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for fiscal year ended January 3, 2004.

2. Restatement of Financial Statements

     This note should be read in conjunction with Note 2 “Restatement of Financial Statements” under Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2004.

      On February 25, 2005, the Company announced that after consultation with its independent registered public accountants, it would correct its lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. The Company also announced that it would correct previously issued balance sheets to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003 and for the first three quarters of fiscal year 2004.

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

      Following is a summary of the effects of these changes on the Company’s balance sheets as of April 3, 2004 and April 5, 2003, as well as the effects of these changes on the Company’s statements of operations for the thirteen week periods then ended:

	Statements of Operations
	As reported	Change	Restated
Thirteen weeks ended April, 5, 2003
Cost of merchandise sold, occupancy and buying expenses	$24,191,483	$110,200	$24,301,683
Gross profit	7,718,475	(110,200)	7,608,275
Selling expense	7,216,015	25,743	7,241,758
General and administrative expense	3,198,360	(93,000)	3,105,360
Operating loss	(2,821,147)	(42,943)	(2,864,090)
Loss before income taxes	(3,254,643)	(42,943)	(3,297,586)
Net loss	(3,254,643)	(42,943)	(3,297,586)
Net loss per common share — basic	(2.09)	(0.06)	(2.15)
Net loss per common share — diluted	(2.09)	(0.06)	(2.15)
Unaudited pro forma information:
Loss before income taxes	(3,253,544)	(42,943)	(3,296,487)
Provision for income taxes	(1,230,647)	(16,318)	(1,246,965)
Net loss	(2,022,897)	(26,625)	(2,049,522)
Net income per common share — basic	(1.23)	(0.05)	(1.28)
Net income per common share — diluted	(1.23)	(0.05)	(1.28)

Thirteen weeks ended April 3, 2004
Cost of merchandise sold, occupancy and buying expenses	$24,423,354	$139,706	$24,563,060
Gross profit	9,881,659	(139,706)	9,741,953
Selling expense	7,440,980	64,939	7,505,919
General and administrative expense	3,480,074	(100,530)	3,379,544
Operating loss	(1,132,886)	(104,115)	(1,237,001)
Loss before income taxes	(1,488,041)	(104,115)	(1,592,156)
Benefit from income taxes	(1,578,028)	(180,097)	(1,758,125)
Net income	89,987	75,982	165,969
Net income per common share — basic	0.03	0.02	0.05
Net income per common share — diluted	0.03	0.02	0.05

	Balance Sheets
	As reported	Change	Restated
As of April 5, 2003
Property and equipment, net	$12,964,770	$905,122	$13,869,892
Total assets	33,636,872	905,122	34,541,994
Accrued rent liabilities	982,158	1,272,901	2,255,059
Total shareholders’ deficit	(876,821)	(367,779)	(1,244,600)

As of April 3, 2004
Property and equipment, net	$13,056,968	$871,721	$13,928,689
Net noncurrent deferred income tax assets	—	115,685	115,685
Total assets	40,995,106	987,406	41,982,512
Accrued rent liabilities	1,391,816	1,345,659	2,737,475
Net noncurrent deferred income tax liabilities	64,411	(64,411)	—
Total shareholders’ equity	26,073,274	(293,842)	25,779,432

3. Initial Public Offering

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

4. Income Taxes

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

     As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,158,043 for the impact of these amounts as a component of the provision for income taxes for the thirteen weeks ended April 3, 2004.

     Significant components of the benefit from income taxes for the thirteen weeks ended April 3, 2004 are as follows:

Thirteen
Weeks Ended
April 3, 2004
Current:
Federal	$342,553
State and local	64,229

Total current	406,782

Deferred:
Federal	1,137,973
State and local	213,370

Total deferred	1,351,343

Total income tax benefit	$1,758,125

     The differences between the income tax benefit at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks ended April 3, 2004 are as follows:

Thirteen Weeks
Ended April 3,
2004
Federal income tax rate at the 34% statutory rate	$541,333
State and local taxes, net of federal income taxes	63,687
Permanent differences	(4,938)
Conversion from S corporation status to C corporation status	1,158,043

Total income tax benefit	1,758,125

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

April 3, 2004
Deferred tax assets:
Vacation accrual	$278,268
Inventory	954,654
Stock-based compensation	426,634
Accrued rent	987,153

Total deferred tax assets	2,646,709

Deferred tax liabilities:
Property and equipment	1,295,366

Total deferred tax liabilities	1,295,366

Net deferred tax assets	$1,351,343

5. Stock-Based Compensation

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Net income (loss) as reported	$(3,297,586)	$165,969
Add: Stock based compensation expense included in net income as reported	60,915	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(60,915)	(66,551)

Pro forma net income (loss)	$(3,297,586)	$99,418

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Basic earnings (loss) per share:
As reported	$(2.15)	$0.05
Pro forma	$(2.15)	$0.04
Diluted earnings (loss) per share:
As reported	$(2.15)	$0.05
Pro forma	$(2.15)	$0.03

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

6. Earnings (Loss) Per Share

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

     The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Numerator:
Net Income (loss)	$(3,297,586)	$165,969
Accretion on redeemable stock	224,375	22,396

Numerator for basic earnings per share	(3,073,211)	188,365
Reverse accretion on redeemable stock	(224,375)	(22,396)
Interest expense related to convertible debentures	—	26,387
Interest expense related to warrants	38,140	7,750

Numerator for diluted earnings per share	$(3,259,446)	$200,106

Denominator for basic earnings per share – weighted average shares	1,426,188	3,454,666
Effect of dilutive securities
Stock options	—	314,303
Stock purchase warrants	—	49,018
Redeemable securities	—	500,167

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	1,426,188	4,318,154

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K/A. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K/A under “Item 1. Business – Cautionary Statements Regarding Forward-Looking Statements and Certain Risks.”

Restatement of Financial Statements

      On February 25, 2005, the Company announced that after consultation with its independent registered public accountants, it would correct its lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. The Company also announced that it would correct previously issued balance sheets to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003 as reflected in Amendment No. 1 to our Annual Report on Form 10-K/A for the Fiscal year ended January 3, 2004, and for the first three quarters of fiscal year 2004.

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

      See Note 2 to the condensed financial statements of this Report for a summary of the effects of these changes on the Company’s balance sheets as of April 5, 2003 and April 3, 2004, as well as on the Company’s statements of operations and cash flows for the thirteen week periods then ended. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 5, 2003	April 3, 2004
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	76.2	71.6

Gross profit	23.8	28.4
Selling expense	22.7	21.9
General and administrative expense	9.7	9.9
Loss on disposal of property and equipment	0.4	0.2

Operating loss	(9.0)	(3.6)
Other income (expense)	—	0.3
Interest expense	(1.3)	(1.3)

Loss before income taxes	(10.3)	(4.6)
Income tax benefit	—	5.1

Net income (loss)	(10.3)%	0.5%

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

     Gross profit. Gross profit increased to $9.7 million in the first quarter of 2004 from $7.6 million in the first quarter of 2003. As a percentage of sales, gross profit increased to 28.4% in the first quarter of 2004 from 23.8% in the first quarter of 2003. This reflects significantly improved markdown experience resulting from the strong retail environment that started in the fourth quarter of 2003 and continued through the first quarter of 2004.

     Selling expense. Selling expense increased to $7.5 million in the first quarter of 2004 from $7.2 million in the first quarter of 2003, an increase of $300,000, but decreased as a percentage of sales to 21.9% from 22.7%. This increase was due primarily to higher salaries and commissions but reflects continued effective expense management demonstrated by the reduction of sales expense as a percentage of sales.

     General and administrative expense. General and administrative expense increased to $3.4 million in the first quarter of 2004 from $3.1 million in the first quarter of 2003, an increase of $300,000. The increase was due primarily to increased compensation expense compared to the first quarter of 2003.

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.2 million for the first quarter of 2004. In addition, we recognized a tax benefit of $500,000 for the first quarter of 2004 related to the taxable loss incurred during the quarter. Because we were an S corporation during the first quarter of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first quarter of 2003, we would have had a tax benefit of $1.2 million for the period.

     Net income (loss). We had net income of $166,000 in the first quarter of 2004 compared to a net loss of $3.3 million in the first quarter of 2003. If we had been taxed as a C corporation for the first quarter of 2003, our net loss would have been $2.0 million for that period.

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

  At April 3, 2004, we had total assets of $42.0 million and shareholders’ equity of $25.8 million compared to total assets of $30.0 million and shareholders’ equity of $3.3 million at January 3, 2004, and compared to total assets of $34.5 million and a deficit in shareholders’ equity of $1.2 million at April 5, 2003. At April 3, 2004, we had net working capital of $15.5 million, and $12.1 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at

January 3, 2004 and compared to negative net working capital of $5.6 million and $400,000 of unused borrowing capacity at April 5, 2003.

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

     We anticipate that our capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $9.0 million to $10.0 million.

     We plan to open approximately 15 new stores in fiscal year 2004 and 30 to 35 new stores in fiscal year 2005. Capital expenditures for a new store including point of sale equipment are expected to average approximately $225,000 to $275,000. We generally receive landlord allowances in connection with new stores averaging approximately $25,000 to $75,000. The average inventory investment, net of payables, for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred.

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

ITEM 4. CONTROLS AND PROCEDURES

     The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2004.

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

     As described in Note 2 to the Condensed Financial Statements, in February 2005, the Company, in consultation with its Audit Committee and its independent registered public accountants, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which is reflected in the Company’s Annual Report on Form 10-K/A, and for the first thirty-nine weeks of 2004, which is reflected, in part, in this Quarterly Report on Form 10-Q/A for the thirteen weeks ended April 3, 2004 and will be reflected in Quarterly Reports on Form 10-Q/A for the other relevant periods.

     The Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements,” states that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on that definition, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants.

     The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A (April 3, 2004), in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for landlord allowances and the commencement of lease terms. The Company has established procedures designed to ensure that landlord allowances will be properly classified and that rent expense will be recognized in the appropriate periods in the Company’s financial statements.

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

     The Company intends to use the remaining net proceeds from the offering to fund its planned capital expenditures in fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, of approximately $9.0 million to $10.0 million. The Company plans to open 15 new stores, all in the Company’s new format and remodel approximately 27 stores, including 17 to 21 in the new format, in fiscal year 2004. The Company expects to use any remaining net proceeds for working capital requirements and other general corporate purposes. Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends.

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

BAKERS FOOTWEAR GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Quarterly Report on Form 10-Q/A to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2005

BAKERS FOOTWEAR GROUP, INC. (Registrant)

By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board and
Chief Executive Officer
Bakers Footwear Group, Inc.
(On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Chief Financial Officer, Vice President- Finance, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc.(incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Finance Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit

Exhibit
Number	Description
4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10.2	Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10.3	Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.4	Fourth Amendment and Waiver and Consent Agreement dated January 28, 2004 by and between Fleet Retail Finance, Inc. and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10.5	Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.6	Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.7	Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co. Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

Exhibit
Number	Description
10.8	Letter to Peter Edison from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.9	Letter to Michele Bergerac from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.10	Letter to Mark Ianni from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.11	Letter to Stan Tusman from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.12	Letter to Joe Vander Pluym from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.13	Letter to Larry Spanley from Peter Edison dated March 1, 2004 outlining the 2004 bonus levels (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 6 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)