Form 10-Q/A
period 2004-07-03
BAKERS FOOTWEAR GROUP INC
filed 2005-03-21
CIK 1171032

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

Common Stock, $0.0001 par value, 5,102,481 shares issued and outstanding as of March 18, 2005.

EXPLANATORY NOTE

     This Amendment to the Bakers Footwear Group, Inc. (the “Company”) Quarterly Report on Form 10-Q/A (the “Report”) for the quarterly period ended July 3, 2004 is being filed solely to correct and restate the Company’s previously issued financial statements as of and for the thirteen and twenty-six week periods ended July 3, 2004 and July 5, 2003, and the notes related thereto (the “Corrections”). This Report continues to speak as of the date of the original filing of the Form 10-Q on August 16, 2004 (the “Original Report”), and the Company has not updated the disclosures in this Report to speak as of a later date or to reflect subsequent results, events or developments. The only changes in this Report to the Original Report are those caused by the restatement.

     The Corrections are made to properly account for landlord allowances and the commencement of lease terms in accordance with generally accepted accounting principles in the United States. See Note 2 to the Company’s Condensed Financial Statements for additional discussion.

     The Company has reflected the results of the restatement for fiscal years ended January 3, 2004 in an Annual Report on Form 10-K/A and has restated or will restate its interim financial statements in amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended April 3, 2004 and October 2, 2004.

     The restatement is reflected in Part I of this Quarterly Report on Form 10-Q/A. Item 3 of Part I has not been amended. Item 2 of Part II has been amended to correct as a result of the restatement the reference to planned capital expenditures. Pursuant to the rules of the SEC, in Part II, Item 6, we have provided currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	July 5,	January 3,	July 3,
	2003	2004	2004
	as restated		as restated
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,033,444	$574,475	$8,208,528
Accounts receivable	861,718	1,051,854	758,533
Other receivables	75,459	186,011	74,007
Inventories	13,942,940	12,780,256	15,461,854
Prepaid expenses and other current assets	1,367,650	1,029,908	765,812
Deferred income taxes	—	—	1,192,174

Total current assets	18,281,211	15,622,504	26,460,908
Property and equipment, net	13,940,296	13,395,838	15,684,449
Deferred income taxes	—	—	86,817
Other assets	586,114	922,825	207,555

Total assets	$32,807,621	$29,941,167	$42,439,729

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,345,445	$3,529,652	$4,778,403
Accrued expenses	4,383,056	5,986,873	4,774,891
Sales tax payable	788,727	1,257,294	713,705
Deferred income	520,858	809,122	780,560
Revolving credit agreement	11,517,695	2,169,474	—
Class A stock purchase warrants	762,500	837,500	—
Class A stock redemption obligation	42,028	210,799	—
Current maturities of capital lease obligations	896,416	947,332	838,700
Current maturities of long-term subordinated debt	634,997	645,501	—

Total current liabilities	22,891,722	16,393,547	11,886,259
Long-term subordinated debt, less current maturities	288,600	214,409	—
Obligations under capital leases, less current maturities	1,536,073	1,347,112	969,504
Accrued rent liabilities	2,330,447	2,597,770	2,836,319
Class A stock redemption obligation	1,249,161	1,178,527	—
Class B stock redemption obligation	—	455,316	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at July 3, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at July 5, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized, no shares outstanding	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized, no shares outstanding	—	—	—
Deferred stock compensation	(5,791)	—	—
Additional paid-in capital	3,704,503	3,756,814	25,636,343
Retained earnings (deficit)	(4,088,520)	(503,754)	1,110,794

Total shareholders’ equity (deficit)	(388,382)	3,254,486	26,747,647

Total liabilities and shareholders’ equity (deficit)	$32,807,621	$29,941,167	$42,439,729

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
	as restated	as restated	as restated	as restated
Net sales	$38,310,685	$38,904,743	$70,220,643	$73,209,756
Cost of merchandise sold, occupancy, and buying expenses	26,867,933	26,304,694	51,169,616	50,867,754

Gross profit	11,442,752	12,600,049	19,051,027	22,342,002
Operating expenses:
Selling	7,315,965	7,480,693	14,557,723	14,986,612
General and administrative	2,921,426	3,462,547	6,026,786	6,842,091
Loss on disposal of property and equipment	24,312	45,058	149,559	138,549

Operating income (loss)	1,181,049	1,611,751	(1,683,041)	374,750
Other income (expense):
Interest expense	(403,158)	(133,438)	(808,489)	(575,404)
State income tax (expense) benefit	(40,654)	—	(41,753)	—
Other income (expense), net	(22,961)	36,240	(50,026)	123,051

Income (loss) before income taxes	714,276	1,514,553	(2,583,309)	(77,603)
Provision for (benefit from) income taxes	—	592,124	—	(1,166,001)

Net income (loss)	$714,276	$922,429	$(2,583,309)	$1,088,398

Basic earnings (loss) per share	$0.49	$0.18	$(1.66)	$0.26

Diluted earnings (loss) per share	$0.33	$0.17	$(1.66)	$0.23

Pro forma income tax information
Income (loss) before income taxes	$754,930		$(2,541,557)
Provision for (benefit from) income taxes	292,574		(954,391)

Net income (loss)	$462,356		$(1,587,166)

Net income (loss) per common share:
Basic	$0.31		$(0.97)

Diluted	$0.21		$(0.97)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Class A Voting
	Common Stock		Common Stock
	Shares		Shares		Additional	Retained
	Issued and		Issued and		Paid-In	Earnings
	Outstanding	Amount	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(503,754)	$3,254,486
Adjust accumulated deficit and shareholder distributions to reflect conversion from S Corporation to C Corporation, as restated					(442,140)	503,754	61,614
Accretion of class A redeemable stock						(116,854)	(116,854)
Accretion of class B redeemable stock						139,250	139,250
Exchange of class A and B common stock for new common stock, as restated	1,965,150	197	(1,426,188)	(1,426)	1,823,475		1,822,246
Shares issued in connection with initial public offering	2,484,000	248			15,543,458		15,543,706
Conversion of convertible debentures into common stock	653,331	65			4,954,736		4,954,801
Net income, as restated						1,088,398	1,088,398

Balance at July 5, 2004, as restated	5,102,481	$510	—	$—	$25,636,343	$1,110,794	$26,747,647

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 5, 2003	July 3, 2004
	as restated	as restated
Operating activities
Net income (loss)	$(2,583,309)	$1,088,398
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,411,026	1,570,350
Deferred income taxes	—	(1,278,991)
Beneficial conversion of subordinated debentures	—	163,333
Stock-based compensation expense	217,593	—
Amortization of debt discount	—	9,820
Accretion of stock warrants	75,640	12,500
Loss on disposal of property and equipment	149,559	138,549
Changes in operating assets and liabilities:
Accounts receivable	57,079	405,325
Inventories	336,662	(2,681,598)
Prepaid expenses and other current assets	(736,866)	264,096
Other assets	351,368	656,808
Accounts payable	378,505	1,248,751
Accrued expenses and deferred income	(134,462)	(1,369,023)
Accrued rent liabilities	185,590	238,549

Net cash provided by (used in) operating activities	(291,615)	466,867
Investing activities
Purchase of property and equipment	(1,535,761)	(4,041,054)
Proceeds from sale of property and equipment	1,953	43,544

Net cash used in investing activities	(1,533,808)	(3,997,510)
Financing activities
Net advances (repayments) under revolving notes payable	4,474,478	(2,169,474)
Proceeds from initial public offering	—	15,543,706
Principal payments under capital lease obligations	(470,893)	(486,240)
Principal payments of subordinated debt	(143,767)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(951)	(13,386)

Net cash provided by financing activities	3,858,867	11,164,696

Net increase in cash and cash equivalents	2,033,444	7,634,053
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$2,033,444	$8,208,528

Supplemental disclosures of cash flow information
Cash paid for income taxes	$41,753	$127,705

Cash paid for interest	$729,443	$417,860

Noncash investing and financing transactions
Capital lease obligations	$786,216	$—

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

     On February 25, 2005, we announced that after consultation with our independent registered public accountants, we would correct our lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. We also announced that we would correct previously issued balance sheets to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003 and for the first three quarters of fiscal year 2004.

     Previously, we accounted for the receipt of landlord allowances as a reduction of leasehold improvements and recognized rent expense over the lease term specified in the lease agreement. We will now account for landlord allowances as an increase in accrued rent liabilities and recognize rent expense beginning when we take possession of the leased premises, generally six to eight weeks prior to the beginning of the lease term. We will also amortize landlord allowances as a reduction of rent expense effective with this earlier date. This change does not affect the timing or amount of actual rent payments.

     Following is a summary of the effects of these changes on the Company’s balance sheets as of July 3, 2004 and July 5, 2003, as well as the effects of these changes on the Company’s statements of operations and cash flows for the thirteen and twenty-six week periods then ended:

	Statements of Operations
	As reported	Change	Restated
Thirteen weeks ended July, 5, 2003
Cost of merchandise sold, occupancy and buying expenses	$26,885,544	$(17,611)	$26,867,933
Gross profit	11,425,141	17,611	11,442,752
Selling expense	7,290,222	25,743	7,315,965
Operating income	1,189,181	(8,132)	1,181,049
Income before income taxes	722,408	(8,132)	714,276
Net income	722,408	(8,132)	714,276
Net income per common share — basic	0.50	(0.01)	0.49
Net income per common share — diluted	0.33	—	0.33
Unaudited pro forma information:
Income before income taxes	763,062	(8,132)	754,930
Provision for income taxes	295,664	(3,090)	292,574
Net income	467,398	(5,042)	462,356
Net income per common share — basic	0.32	(0.01)	0.31
Net income per common share — diluted	0.21	—	0.21

Twenty-six weeks ended July, 5, 2003
Cost of merchandise sold, occupancy and buying expenses	51,170,027	(411)	51,169,616
Gross profit	19,050,616	411	19,051,027
Selling expense	14,506,237	51,486	14,557,723
Operating loss	(1,631,966)	(51,075)	(1,683,041)
Loss before income taxes	(2,532,234)	(51,075)	(2,583,309)
Net loss	(2,532,234)	(51,075)	(2,583,309)
Net loss per common share — basic	(1.60)	(0.06)	(1.66)
Net income per common share — diluted	(1.60)	(0.06)	(1.66)
Unaudited pro forma information:
Loss before income taxes	(2,490,482)	(51,075)	(2,541,557)
Provision for income taxes	(934,983)	(19,409)	(954,391)
Net loss	(1,555,499)	(31,666)	(1,587,166)
Net loss per common share — basic	(0.91)	(0.06)	(0.97)
Net loss per common share — diluted	(0.91)	(0.06)	(0.97)

Thirteen weeks ended July 3, 2004
Cost of merchandise sold, occupancy and buying expenses	26,306,381	(1,687)	26,304,694
Gross profit	12,598,362	1,687	12,600,049
Selling expense	7,452,004	28,689	7,480,693
Operating income	1,638,753	(27,002)	1,611,751
Income before income taxes	1,541,555	(27,002)	1,514,553
Provision for income taxes	602,385	(10,261)	592,124
Net income	939,170	(16,741)	922,429
Net income per common share — basic	0.18	—	0.18
Net income per common share — diluted	0.17	—	0.17

Twenty-six weeks ended July 3, 2004
Cost of merchandise sold, occupancy and buying expenses	50,830,265	37,489	50,867,754
Gross profit	22,379,491	(37,489)	22,342,002
Selling expense	14,892,984	93,628	14,986,612
Operating income	505,867	(131,117)	374,750
Income (loss) before income taxes	53,514	(131,117)	(77,603)
Provision for (benefit from) income taxes	(975,643)	(190,358)	(1,166,001)
Net income	1,029,157	59,241	1,088,398
Net income per common share — basic	0.25	0.01	0.26
Net income per common share — diluted	0.22	0.01	0.23

	Balance Sheets
	As reported	Change	Restated
As of July 5, 2003
Property and equipment, net	$13,060,917	$879,379	$13,940,296
Total assets	31,928,242	879,379	32,807,621
Accrued rent liabilities	1,075,156	1,255,291	2,330,447
Total shareholders’ deficit	(12,470)	(375,912)	(388,382)

As of July 3, 2004
Property and equipment, net	14,841,416	843,033	15,684,449
Net noncurrent deferred income tax assets	—	86,817	86,817
Total assets	41,509,879	929,850	42,439,729
Accrued rent liabilities	1,492,346	1,343,973	2,836,319
Net noncurrent deferred income tax liabilities	103,540	(103,540)	—
Total shareholders’ equity	27,058,230	(310,583)	26,747,647

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

     Significant components of income tax expense (benefit) for the thirteen weeks and twenty-six weeks ended July 3, 2004 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 3, 2004	July 3, 2004
Current:
Federal	$429,282	$86,729
State and local	90,490	26,261

Total current	519,772	112,990

Deferred:
Federal	60,928	(1,077,045)
State and local	11,424	(201,946)

Total deferred	72,352	(1,278,991)

Total income tax expense (benefit)	$592,124	$(1,166,001)

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 3, 2004	July 3, 2004
Federal income tax at 34% statutory rate	$514,948	$(26,385)
State and local taxes, net of federal income taxes	70,582	6,895
Permanent differences	6,594	11,532
Conversion from S corporation status to C corporation status	—	(1,158,043)

Total income tax expense (benefit)	$592,124	$(1,166,001)

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

July 3, 2004
Deferred tax assets:
Vacation accrual	$287,768
Inventory	904,406
Stock-based compensation	426,634
Accrued rent	1,077,801

Total deferred tax assets	2,696,609

Deferred tax liabilities:
Property and equipment	1,417,618

Total deferred tax liabilities	1,417,618

Net deferred tax assets	$1,278,991

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

     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Net income (loss) as reported	$714,276	$922,429	$(2,583,309)	$1,088,398
Add: Stock based compensation expense included in net income as reported	156,678	—	217,593	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(156,678)	(99,826)	(217,593)	(166,377)

Pro forma net income (loss)	$714,276	$822,603	$(2,583,309)	$922,021

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Basic earnings (loss) per share:
As reported	$0.49	$0.18	$(1.66)	$0.26
Pro forma	$0.49	$0.16	$(1.66)	$0.22
Diluted earnings (loss) per share:
As reported	$0.33	$0.17	$(1.66)	$0.23
Pro forma	$0.33	$0.15	$(1.66)	$0.20

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

     The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 5, 2003	July 3, 2004	July 5, 2003	July 3, 2004
Numerator:
Net income (loss)	$714,276	$922,429	$(2,583,309)	$1,088,398
Accretion on redeemable stock	(14,326)	—	210,049	22,396

Numerator for basic earnings per share	699,950	922,429	(2,373,260)	1,110,794
Reverse accretion on redeemable stock	14,326	—	(210,049)	(22,396)
Interest expense related to convertible debentures	—	—	—	26,387
Interest expense related to warrants	37,500	—	75,640	7,750

Numerator for diluted earnings per share	$751,776	$922,429	$(2,507,669)	$1,122,535

Denominator for basic earnings per share – weighted average shares	1,426,188	5,102,481	1,426,188	4,278,573
Effect of dilutive securities
Stock options	251,815	352,692	—	333,014
Stock purchase warrants	76,897	—	—	24,509
Redeemable securities	538,967	—	—	248,941

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	2,293,867	5,455,173	1,426,188	4,885,037

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

Restatement of Financial Statements

     On February 25, 2005, the Company announced that after consultation with its independent registered public accountants, it would correct its lease accounting to include the build out period as part of the straight line rental calculation in compliance with FASTB No. 85-3. The Company also announced that it would correct previously issued balance sheets to reflect the receipt of landlord allowances as an increase in accrued rent liabilities rather than as a reduction of leasehold improvements. These corrections resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003 as reflected in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2004 and for the first three quarters of fiscal year 2004 as reflected in amended Quarterly Reports on Form 10-Q/A.

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

     See Note 2 to the condensed financial statements of this Report for a summary of the effects of these changes on the Company’s balance sheets as of July 5, 2003 and July 3, 2004, as well as on the Company’s statements of operations and cash flows for the thirteen and twenty-six week periods then ended. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

     During the first half of 2004, our operating results reflected the trend of increased demand for more fashion-oriented women’s footwear that started in the fall of 2003. For the first half of 2004 our sales increased 4.3% compared to the first half of 2003, and our gross profit increased 17.3%. As a result of improved sales and margins, we reduced our pre-tax loss to $78,000 in the first half of 2004 compared to a pre tax loss of $2.6 million in the first half of 2003.

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

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 5,	July 3,	July 5,	July 3,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.1	67.6	72.9	69.5

Gross profit	29.9	32.4	27.1	30.5
Selling expense	19.1	19.2	20.7	20.5
General and administrative expense	7.6	8.9	8.6	9.3
Loss on disposal of property and equipment	0.1	0.1	0.2	0.2

Operating income (loss)	3.1	4.2	(2.4)	0.5
Other income (expense)	(0.2)	—	(0.1)	0.2
Interest expense	(1.0)	(0.3)	(1.2)	(0.8)

Income (loss) before income taxes	1.9	3.9	(3.7)	(0.1)
Income tax expense (benefit)	—	1.5	—	(1.6)

Net income (loss)	1.9%	2.4%	(3.7)%	1.5%

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

     Gross profit. Gross profit increased to $12.6 million in the second quarter of 2004 from $11.4 million in the second quarter of 2003, an increase of $1.2 million. As a percentage of sales, gross profit increased to 32.4% in the second quarter of 2004 from 29.9% in the second quarter of 2003. This reflects improved markdown experience resulting from continued strong customer demand.

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

     Income tax expense. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. We recognized tax expense of $592,000 for the second quarter of 2004 related to the taxable income for the quarter. Because we were an S corporation during the second quarter of 2003 there was no comparable income tax expense for that period. On a pro forma basis, had we been a C corporation for the second quarter of 2003, we would have had income tax expense of $293,000 for the period.

     Net income. We had net income of $922,000 in the second quarter of 2004 compared to net income of $714,000 in the second quarter of 2003. If we had been taxed as a C corporation for the second quarter of 2003, our net income would have been $462,000 for that period.

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

     Gross profit. Gross profit increased to $22.3 million in the first half of 2004 from $19.1 million in the first half of 2003. As a percentage of sales, gross profit increased to 30.5% in the first half of 2004 from 27.1% in the first half of 2003. This reflects improved markdown experience resulting from continued strong customer demand.

     Selling expense. Selling expense increased to $15.0 million in the first half of 2004 from $14.6 million in the first half of 2003, an increase of $0.4 million, but decreased as a percentage of sales to 20.5% from 20.7% reflecting effective expense management demonstrated by the reduction of sales expense as a percentage of sales.

     General and administrative expense. General and administrative expense increased to $6.8 million in the first half of 2004 from $6.0 million in the first half of 2003, an increase of $0.8 million. The increase was due primarily to public company expenses incurred in the first half of 2004.

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.2 million for the first half of 2004. In addition, we recognized nominal tax expense for the first half of 2004 related to the taxable income during the period. Because we were an S corporation during the first half of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first half of 2003, we would have had a tax benefit of $1.0 million for the period.

     Net income (loss). We had net income of $1.1 million in the first half of 2004 compared to a net loss of $2.6 million in the first half of 2003. If we had been taxed as a C corporation for the first half of 2003, our net loss would have been $1.6 million for that period.

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

     At July 3, 2004, we had total assets of $42.4 million and shareholders’ equity of $26.7 million compared to total assets of $29.9 million and shareholders’ equity of $3.3 million at January 3, 2004, and compared to total assets of $32.8 million and a deficit in shareholders’ equity of $388,000 at July 5, 2003. At July 3, 2004, we had net working capital of $14.6 million, and $10.5 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at January 3, 2004 and compared to negative net working capital of $4.6 million and $1.2 million of unused borrowing capacity at July 5, 2003.

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

Operating activities

     For the first half of 2004, our net cash provided by operating activities was $467,000 compared to net cash used by operating activities of $292,000 in the first half of 2003, an improvement of $759,000. The primary cause of this improvement was the $3.7 million increase in net income compared to the first half of 2003 partially offset by a $2.7 million increase in inventories from January 3, 2004 to July 3, 2004.

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

     As described in Note 2 to the Condensed Financial Statements, in February 2005, the Company, in consultation with its Audit Committee and its independent registered public accountants, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which is reflected in the Company’s Annual Report on Form 10-K/A, and for the first thirty-nine weeks of 2004, which is reflected in amended Quarterly Reports on Form 10-Q/A filed or to be filed for the quarterly periods of fiscal year 2004.

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

     The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A (July 3, 2004), in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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