Form 10-Q/A
period 2004-10-02
BAKERS FOOTWEAR GROUP INC
filed 2005-03-21
CIK 1171032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

     This Amendment to the Bakers Footwear Group, Inc. (the “Company”) Quarterly Report on Form 10-Q/A (the “Report”) for the quarterly period ended October 2, 2004 is being filed solely to correct and restate the Company’s previously issued financial statements as of and for the thirteen and thirty-nine week periods ended October 2, 2004 and October 4, 2003, and the notes related thereto (the “Corrections”). This Report continues to speak as of the date of the original filing of the Form 10-Q on November 12, 2004 (the “Original Report”), and the Company has not updated the disclosures in this Report to speak as of a later date or to reflect subsequent results, events or developments. The only changes in this Report to the Original Report are those caused by the restatement.

     The Corrections are made to properly account for landlord allowances and the commencement of lease terms in accordance with generally accepted accounting principles in the United States. See Note 2 to the Company’s Condensed Financial Statements for additional discussion.

     The Company has reflected the results of the restatement for fiscal years ended January 3, 2004 in an Annual Report on Form 10-K/A and has restated its interim financial statements in amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended April 3, 2004 and July 3, 2004.

     The restatement is reflected in Part I of this Quarterly Report on Form 10-Q/A. Item 3 of Part I has not been amended. Item 2 of Part II has not been amended. Pursuant to the rules of the SEC, in Part II, Item 6, we have provided currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 4, 2003	January 3, 2004	October 2, 2004
	as restated		as restated
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$444,150	$574,475	$1,694,255
Accounts receivable	846,022	1,051,854	1,463,159
Other receivables	137,270	186,011	91,238
Inventories	16,880,701	12,780,256	17,536,544
Prepaid expenses and other current assets	891,579	1,029,908	904,963
Income tax benefit	—	—	1,983,921
Deferred income taxes	—	—	1,331,879

Total current assets	19,199,722	15,622,504	25,005,959
Property and equipment, net	13,968,463	13,395,838	18,291,924
Other assets	569,670	922,825	305,243

Total assets	$33,737,855	$29,941,167	$43,603,126

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,622,594	$3,529,652	$8,570,535
Accrued expenses	3,928,204	5,986,873	4,165,174
Sales tax payable	730,930	1,257,294	663,454
Deferred income	631,708	809,122	721,306
Revolving credit agreement	13,336,097	2,169,474	—
Class A stock purchase warrants	800,000	837,500	—
Class A stock redemption obligation	142,616	210,799	—
Current maturities of capital lease obligations	965,765	947,332	746,614
Current maturities of long-term subordinated debt	671,725	645,501	—

Total current liabilities	24,829,639	16,393,547	14,867,083

Long-term subordinated debt, less current maturities	251,872	214,409	—
Obligations under capital leases, less current maturities	1,555,314	1,347,112	808,700
Accrued rent liabilities	2,473,713	2,597,770	3,541,522
Deferred income taxes	—	—	437,372
Class A stock redemption obligation	1,163,060	1,178,527	—
Class B stock redemption obligation	—	455,316	—
Subordinated convertible debentures	4,900,000	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at October 2, 2004	—	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at October 4, 2003 and January 3, 2004	1,426	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized, no shares outstanding	—	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized, no shares outstanding	—	—	—
Deferred stock compensation	(2,890)	—	—
Additional paid-in capital	3,704,500	3,756,814	25,623,630
Accumulated deficit	(5,138,779)	(503,754)	(1,675,692)

Total shareholders’ equity (deficit)	(1,435,743)	3,254,486	23,948,448

Total liabilities and shareholders’ equity	$33,737,855	$29,941,167	$43,603,126

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4,	October 2,	October 4,	October 2,
	2003	2004	2003	2004
	as restated	as restated	as restated	as restated
Net sales	$34,274,081	$31,589,495	$104,494,724	$104,799,251
Cost of merchandise sold, occupancy, and buying expenses	24,995,504	24,558,577	76,165,120	75,426,331

Gross profit	9,278,577	7,030,918	28,329,604	29,372,920

Operating expenses:
Selling	7,096,328	7,602,794	21,654,051	22,589,406
General and administrative	2,745,662	3,483,884	8,772,448	10,325,975
Loss on disposal of property and equipment	8,840	270,293	158,399	408,842

Operating loss	(572,253)	(4,326,053)	(2,255,294)	(3,951,303)

Other income (expense):
Interest expense	(404,175)	(191,468)	(1,212,665)	(766,872)
State income tax (expense) benefit	(10,401)	—	(52,154)	—
Other income (expense), net	(48,943)	58,187	(98,970)	181,238

Loss before income taxes	(1,035,772)	(4,459,334)	(3,619,083)	(4,536,937)
Benefit from income taxes	—	(1,672,848)	—	(2,838,849)

Net loss	$(1,035,772)	$(2,786,486)	$(3,619,083)	$(1,698,088)

Basic loss per share	$(0.74)	$(0.55)	$(2.40)	$(0.37)

Diluted loss per share	$(0.74)	$(0.55)	$(2.40)	$(0.37)

Unaudited pro forma income tax information
Loss before income taxes	$(1,025,372)		$(3,566,929)
Benefit from income taxes	(383,941)		(1,338,332)

Net loss	$(641,431)		$(2,228,597)

Net loss per common share:
Basic	$(0.46)		$(1.43)

Diluted	$(0.46)		$(1.43)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Voting Common Stock
	Shares		Shares		Additional
	Issued and		Issued and		Paid-In	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(503,754)	$3,254,486
Adjust accumulated deficit and shareholder distributions to reflect conversion from S corporation to C corporation, as restated					(442,140)	503,754	61,614
Accretion of class A redeemable stock						(116,854)	(116,854)
Accretion of class B redeemable stock						139,250	139,250
Exchange of Class A and B common stock for new common stock, as restated	1,965,150	197	(1,426,188)	(1,426)	1,823,475		1,822,246
Shares issued in connection with Initial Public Offering	2,484,000	248			15,530,745		15,530,993
Conversion of convertible debentures into common stock	653,331	65			4,954,736		4,954,801
Net loss, as restated						(1,698,088)	(1,698,088)

Balance at October 2, 2004	5,102,481	$510	—	$—	$25,623,630	$(1,675,692)	$23,948,448

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 4, 2003	October 2, 2004
	as restated	as restated
Operating activities
Net loss	$(3,619,083)	$(1,698,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,165,100	2,417,054
Deferred income taxes	—	(894,506)
Beneficial conversion of subordinated debentures	—	163,333
Stock-based compensation expense	220,491	—
Amortization of debt discount	12,447	9,820
Accretion of stock warrants	113,140	12,500
Loss on disposal of property and equipment	158,399	408,842
Changes in operating assets and liabilities:
Accounts receivable	10,964	259,468
Inventories	(2,601,099)	(5,332,288)
Prepaid expenses and other current assets	(260,795)	124,945
Income tax benefit receivable	—	(1,983,921)
Other assets	367,812	559,120
Accounts payable	655,654	5,040,882
Accrued expenses and deferred income	(536,260)	(2,088,245)
Accrued rent liabilities	328,854	943,752

Net cash used in operating activities	(2,984,376)	(2,057,332)

Investing activities
Purchase of property and equipment	(2,091,777)	(7,765,651)
Proceeds from sale of property and equipment	2,174	43,669

Net cash used in investing activities	(2,089,603)	(7,721,982)

Financing activities
Net advances (repayments) under revolving notes payable	6,292,879	(2,169,474)
Proceeds from initial public offering	—	15,530,993
Principal payments under capital lease obligations	(617,587)	(739,130)
Principal payments of subordinated debt	(156,214)	(859,910)
Payment to retire stock warrants	—	(850,000)
Cash distributions to shareholders	(949)	(13,385)

Net cash provided by financing activities	5,518,129	10,899,094

Net increase in cash and cash equivalents	444,150	1,119,780
Cash and cash equivalents at beginning of period	—	574,475

Cash and cash equivalents at end of period	$444,150	$1,694,255

Supplemental disclosures of cash flow information
Cash paid for income taxes	$52,155	$141,832

Cash paid for interest	$1,140,143	$581,950

Noncash investing and financing transactions
Capital lease obligations	$1,021,500	$—

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

Following is a summary of the effects of these changes on the Company’s balance sheets as of October 2, 2004 and October 4, 2003, as well as the effects of these changes on the Company’s statements of operations and cash flows for the thirteen and thirty-nine week periods then ended:

	Statements of Operations
	As reported	Change	Restated
Thirteen weeks ended October 4, 2003
Cost of merchandise sold, occupancy and buying expenses	$25,018,999	(23,495)	24,995,504
Gross profit	9,255,082	23,495	9,278,577
Selling expense	7,069,995	26,333	7,096,328
Operating loss	(569,415)	(2,838)	(572,253)
Loss before income taxes	(1,032,934)	(2,838)	(1,035,772)
Net loss	(1,032,934)	(2,838)	(1,035,772)
Net loss per common share — basic	(0.73)	(0.01)	(0.74)
Net loss per common share — diluted	(0.73)	(0.01)	(0.74)
Unaudited pro forma information:
Loss before income taxes	(1,022,534)	(2,838)	(1,025,372)
Provision for income taxes	(382,863)	(1,078)	(383,941)
Net loss	(639,671)	(1,760)	(641,431)
Net loss per common share — basic	(0.46)	—	(0.46)
Net loss per common share — diluted	(0.46)	—	(0.46)
Thirty-nine weeks ended October 4, 2003
Cost of merchandise sold, occupancy and buying expenses	76,189,026	(23,906)	76,165,120
Gross profit	28,305,698	23,906	28,329,604
Selling expense	21,576,232	77,819	21,654,051
Operating loss	(2,201,381)	(53,913)	(2,255,294)
Loss before income taxes	(3,565,170)	(53,913)	(3,619,083)
Net loss	(3,565,170)	(53,913)	(3,619,083)
Net loss per common share — basic	(2.33)	(0.07)	(2.40)
Net income per common share — diluted	(2.33)	(0.07)	(2.40)
Unaudited pro forma information:
Loss before income taxes	(3,513,016)	(53,913)	(3,566,929)
Provision for income taxes	(1,317,846)	(20,486)	(1,338,332)
Net loss	(2,195,170)	(33,427)	(2,228,597)
Net loss per common share — basic	(1.37)	(0.06)	(1.43)
Net loss per common share — diluted	(1.37)	(0.06)	(1.43)
Thirteen weeks ended October 2, 2004
Cost of merchandise sold, occupancy and buying expenses	24,483,187	75,390	24,558,577
Gross profit	7,106,308	(75,390)	7,030,918
Selling expense	7,574,105	28,689	7,602,794
Operating loss	(4,221,974)	(104,079)	(4,326,053)
Loss before income taxes	(4,355,255)	(104,079)	(4,459,334)
Provision for income taxes	(1,633,298)	(39,550)	(1,672,848)
Net loss	(2,721,957)	(64,529)	(2,786,486)
Net loss per common share — basic	(0.53)	(0.02)	(0.55)
Net loss per common share — diluted	(0.53)	(0.02)	(0.55)
Thirty-nine weeks ended October 2, 2004
Cost of merchandise sold, occupancy and buying expenses	75,313,452	112,879	75,426,331
Gross profit	29,485,799	(112,879)	29,372,920
Selling expense	22,467,089	122,317	22,589,406
Operating loss	(3,716,107)	(235,196)	(3,951,303)
Loss before income taxes	(4,301,741)	(235,196)	(4,536,937)
Provision for (benefit from) income taxes	(2,608,941)	(229,908)	(2,838,849)
Net loss	(1,692,800)	(5,288)	(1,698,088)
Net loss per common share — basic	(0.37)	—	(0.37)
Net loss per common share — diluted	(0.37)	—	(0.37)

	Balance Sheets
	As reported	Change	Restated
As of October 4, 2003
Property and equipment, net	$13,041,656	926,807	13,968,463
Total assets	32,811,048	926,807	33,737,855
Accrued rent liabilities	1,168,156	1,305,557	2,473,713
Total shareholders’ deficit	(1,056,993)	(378,750)	(1,435,743)
As of October 2, 2004
Accounts receivable	887,159	576,000	1,463,159
Property and equipment, net	17,477,580	814,344	18,291,924
Total assets	42,212,782	1,390,344	43,603,126
Accrued rent liabilities	1,546,159	1,995,363	3,541,522
Net noncurrent deferred income tax liabilities	667,280	(229,907)	437,373
Total shareholders’ equity	24,323,560	(375,112)	23,948,448

	Statements of Cash Flows
	As reported	Change	Restated
Thirty-nine weeks Ended October 4, 2003
Net cash used in operating activities	$(3,058,137)	$73,761	$(2,984,376)
Net cash used in investing activities	(2,015,842)	(73,761)	(2,089,603)

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

          Significant components of income tax expense (benefit) for the thirteen weeks and thirty-nine weeks ended October 2, 2004 are as follows:

	Thirteen	Thirty-nine Weeks
	Weeks Ended	Ended
	October 2, 2004	October 2, 2004
Current:
Federal	$(1,745,123)	$(1,658,393)
State and local	(312,210)	(285,950)

Total current	(2,057,333)	(1,944,343)

Deferred:
Federal	323,777	(753,268)
State and local	60,708	(141,238)

Total deferred	384,485	(894,506)

Total income tax expense (benefit)	$(1,672,848)	$(2,838,849)

          The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 are as follows:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 2, 2004	October 2, 2004
Federal income tax at 34% statutory rate	$(1,516,174)	$(1,542,559)
State and local taxes, net of federal income taxes	(163,373)	(156,478)
Permanent differences	6,699	18,231
Conversion from S corporation status to C corporation status	—	(1,158,043)

Total income tax expense (benefit)	$(1,672,848)	$(2,838,849)

          Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

          Components of the Company’s deferred tax assets and liabilities are as follows:

October 2, 2004
Deferred tax assets:
Vacation accrual	$316,268
Inventory	1,015,611
Stock-based compensation	426,634
Accrued rent	1,345,779

Total deferred tax assets	3,104,292

Deferred tax liabilities:
Property and equipment	2,209,786

Total deferred tax liabilities	2,209,786

Net deferred tax assets	$894,506

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

          Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Net loss as reported	$(1,035,772)	$(2,786,486)	$(3,619,083)	$(1,698,088)
Add: Stock based compensation expense included in net income as reported	2,898	—	220,491	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(2,898)	(99,826)	(220,491)	(266,203)

Pro forma net loss	$(1,035,772)	$(2,886,312)	$(3,619,083)	$(1,964,291)

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Basic loss per share:
As reported	$(0.74)	$(0.55)	$(2.40)	$(0.37)
Pro forma	$(0.74)	$(0.57)	$(2.40)	$(0.43)
Diluted loss per share:
As reported	$(0.74)	$(0.55)	$(2.40)	$(0.37)
Pro forma	$(0.74)	$(0.57)	$(2.40)	$(0.43)

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

          The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the period.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Numerator:
Net loss	$(1,035,772)	$(2,786,486)	$(3,619,083)	$(1,698,088)
Accretion on redeemable stock	(14,487)	—	195,562	22,396

Numerator for basic earnings per share	(1,050,259)	(2,786,486)	(3,423,521)	(1,675,692)
Reverse accretion on redeemable stock	14,487	—	(195,562)	(22,396)
Interest expense related to convertible debentures	—	—	—	26,387
Interest expense related to warrants	37,500	—	113,140	7,750

Numerator for diluted earnings per share	$(998,272)	$(2,786,486)	$(3,505,943)	$(1,663,951)

Denominator for basic earnings per share - weighted average shares	1,426,188	5,102,481	1,426,188	4,553,209
Effect of dilutive securities Stock options	—	—	—	—
Stock purchase warrants	—	—	—	—
Redeemable securities	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	1,426,188	5,102,481	1,426,188	4,553,209

The following securities were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Stock options	268,633	311,078	254,799	327,186
Stock purchase warrants	76,897	216,000	76,897	232,339
Redeemable securities	538,967	—	538,967	75,021
Convertible securities	—	—	—	90,940

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

See Note 2 to the condensed financial statements of this Report for a summary of the effects of these changes on the Company’s balance sheets as of October 4, 2003 and October 2, 2004, as well as on the Company’s statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

     After experiencing a strong first half of 2004, we experienced soft demand during the third quarter which largely offset the sales and gross margin gains of the first half. Net sales of $104.8 million for the first three quarters of 2004 were essentially unchanged from the prior year. The $1.0 million increase in our gross profit was less than the $2.7 million increase in our operating expenses for the first three quarters of 2004 and, as a result, our loss from operations increased to $4.0 million for the first three quarters of 2004, up from a loss from operations of $2.3 million for the first three quarters of 2003, and our loss before income taxes increased to $4.5 million in 2004 up from $3.6 million in 2003.

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

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 4,	Ended October 2,	Ended October 4,	Ended October 2,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	72.9	77.7	72.9	72.0

Gross profit	27.1	22.3	27.1	28.0
Selling expense	20.7	24.1	20.7	21.5
General and administrative expense	8.0	11.0	8.4	9.9
Loss on disposal of property and equipment	0.1	0.9	0.2	0.4

Operating income (loss)	(1.7)	(13.7)	(2.2)	(3.8)
Other income (expense)	(0.1)	0.2	(0.1)	0.2
Interest expense	(1.2)	(0.6)	(1.2)	(0.7)

Income (loss) before income taxes	(3.0)	(14.1)	(3.5)	(4.3)
Income tax expense (benefit)	—	(5.3)	—	(2.7)

Net income (loss)	(3.0)%	(8.8)%	(3.5)%	(1.6)%

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

     Gross profit. Gross profit decreased to $7.0 million in the third quarter of 2004 from $9.3 million in the third quarter of 2003, a decrease of $2.3 million. As a percentage of sales, gross profit decreased to 22.3% in the third quarter of 2004 from 27.1% in the third quarter of 2003. This reflects increased discounting resulting from the weakness in customer demand during the third quarter of 2004 and increased occupancy and buying expense in a quarter with a decrease in sales.

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

     Income tax expense. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. We recognized an income tax benefit of $1.7 million for the third quarter of 2004 related to the taxable loss for the quarter. No valuation allowance has been provided for this tax benefit because we have generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize the amount of the resulting tax asset. Because we were an S corporation during the third quarter of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the third quarter of 2003, we would have had an income tax benefit of $384,000 for the period.

     Net loss. We had a net loss of $2.8 million in the third quarter of 2004 compared to a net loss of $1.0 million in the third quarter of 2003. If we had been taxed as a C corporation for the third quarter of 2003, our net loss would have been $641,000 for that period.

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

     Gross profit. Gross profit increased to $29.4 million in 2004 from $28.3 million in 2003. As a percentage of sales, gross profit increased to 28.0% in 2004 from 27.1% in 2003. The increase in gross profit for the first half of 2004 was partially offset by the decrease in gross profit during the third quarter of 2004, as customer demand weakened during the course of the first three quarters of 2004.

     Selling expense. Selling expense increased to $22.6 million in 2004 from $21.7 million in 2003, an increase of $0.9 million. This increase was due primarily to increased supplies and repair expenses and increased depreciation expense.

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

     Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for the period. This resulted in the recognition of a nonrecurring income tax benefit of $1.2 million for the first three quarters of 2004. In addition, we recognized an income tax benefit of $1.6 for the first three quarters of 2004 related to our taxable loss during the period. No valuation allowance has been provided for these tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets. Because we were an S corporation during the first three quarters of 2003 there was no comparable income tax benefit for that period. On a pro forma basis, had we been a C corporation for the first three quarters of 2003, we would have had a tax benefit of $1.3 million for the period.

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

     At October 2, 2004, we had total assets of $43.6 million and shareholders’ equity of $23.9 million compared to total assets of $29.9 million and shareholders’ equity of $3.3 million at January 3, 2004, and compared to total assets of $33.7 million and a deficit in shareholders’ equity of $1.4 million at October 4, 2003. At October 2, 2004, we had net working capital of $10.1 million, and $13.5 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $800,000 and $5.6 million of unused borrowing capacity at January 3, 2004 and compared to negative net working capital of $5.6 million and $1.1 million of unused borrowing capacity at October 4, 2003.

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

Operating activities

     For the first three quarters of 2004, our net cash used in operating activities was $2.1 million compared to net cash used by operating activities of $3.0 million in the first three quarters of 2003, an decrease of $0.9 million. The primary uses of operating cash were the pre-tax loss, partially offset by depreciation expense, and investment in inventory, partially offset by increased accounts payable. The increased investment in inventory during 2004 reflects the strong sales during the fourth quarter of 2003. We started 2004 with lower inventories than at the beginning of 2003 due to strong fourth quarter sales in 2003 and we have increased inventory levels at the end of the third quarter of 2004 in order to meet anticipated demand for this year’s fourth quarter. Our inventories at October 2, 2004 were $17.5 million up from $16.9 million at October 4, 2003

     Over two-thirds of our products are currently manufactured in China. Recently the continued significant growth in the Chinese economy has resulted in periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In addition, due to the volume of Chinese imports, there have been delays at ports on the west coast of the United States. We actively monitor these matters and have accelerated the timing of our product sourcing by approximately one week in order to minimize the impact of any production or transportation delays.

Investing activities

     Cash used in investing activities was $7.7 million in the first three quarters of 2004 compared to $2.1 million for the first three quarters of 2003. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements. A substantial portion of the 2004 capital expenditures relates to new and remodeled stores opened during the third quarter or scheduled to open during the fourth quarter.

     Our capital expenditures during the first three quarters of 2004 were $7.8 million. We anticipate that our total capital expenditures for fiscal year 2004, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $10.0 million.

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

Contractual Obligations

     The following table summarizes our contractual obligations as of October 2, 2004:

	Payments due in Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Capital lease obligations (1)	$2,152,393	$1,050,801	$962,494	$139,098	—
Operating lease obligations (2)	131,651,904	18,180,264	33,073,353	28,979,528	$51,418,759
Purchase obligations (3)	15,804,438	15,635,154	135,043	31,862	2,379
Total	$149,608,735	$34,866,219	$34,170,890	$29,150,488	$51,421,138

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

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

As described in Note 2 to the Condensed Financial Statements, in February 2005, the Company, in consultation with its Audit Committee and its independent registered public accountants, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which is reflected in the Company’s Annual Report on Form 10-K/A, and for the first thirty-nine weeks of 2004, which is reflected in amended Quarterly Reports on Form 10-Q/A for the quarterly periods of fiscal year 2004.

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

The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A (October 2, 2004), in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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