Form 10-K
period 2005-01-01
BAKERS FOOTWEAR GROUP INC
filed 2005-04-01
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $9.81 for the shares on the Nasdaq National Market on July 2, 2004) was approximately $28,835,112, as of July 2, 2004. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the Registrant’s common stock have been treated as held by affiliates.
      As of March 28, 2005 there were 5,102,481 shares of the Registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2004 fiscal year (the “2005 Proxy Statement”) are incorporated by reference in Part III.

PART I

Item 1.	Business.
General
      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We sell both private label and national brand dress, casual and sport shoes, boots, sandals and accessories. We strive to create a fun, exciting and fashion oriented customer experience through an attractive store environment and an enthusiastic, well-trained sales force. Our Bakers stores’ buying teams constantly modify our product offering to reflect widely accepted fashion trends. As of January 1, 2005, we operated 192 of our 220 stores under the Bakers format, which targets young women between the ages of 12 and 29. This target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. Based on our analysis of our competitors, we believe that our Bakers stores are the only national, full service retailer specializing in moderately priced footwear for this segment. We also operate the Wild Pair chain, which consisted of 28 stores as of January 1, 2005 and offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 24. As a result of offering a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of March 28, 2005, we operated 221 stores, 194 of which were Bakers stores and 27 of which were Wild Pair stores.
      On February 10, 2004, we sold 2,160,000 shares of our common stock in our initial public offering. We sold an additional 324,000 shares of our common stock on March 12, 2004 in connection with the exercise of the over-allotment option relating to our initial public offering. Upon consummation of our initial public offering, our subordinated convertible debentures and our previously outstanding shares of capital stock converted into shares of our one class of common stock and the repurchase obligations relating to our previously outstanding shares of capital stock were terminated. We also issued warrants to purchase 216,000 shares of our common stock in connection with the offering. Please see the information set forth herein under “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” which is incorporated herein by this reference.
      On February 25, 2005, we announced that we would be restating our financial statements to correct our accounting for landlord allowances and the commencement of lease terms. On March 21, 2005, we filed an amended Annual Report on Form 10-K/ A for fiscal 2003 and amended Quarterly Reports on Form  10-Q/ A for the first three quarters of fiscal 2004 which reflected a restatement of our financial statements to make those corrections.
      On March 11, 2005, we announced that we have changed our fiscal year to the standard retail calendar, which closes on the Saturday closest to the end of January. We will have a four week transition period beginning on January 2, 2005 and ending January 29, 2005. Our new fiscal year will begin on January 30, 2005 and will end on January 28, 2006. The results of the transition period will be reported on Form 10-Q along with the results of the first quarter of fiscal year 2005, ending April 30, 2005.
      In this Annual Report on Form 10-K, we refer to the fiscal years ended December 30, 2000, January 5, 2002, January 4, 2003, January 3, 2004 and January 1, 2005 and the fiscal year ending January 28, 2006 as “fiscal year 2000,” “fiscal year 2001,” “fiscal year 2002,” “fiscal year 2003,” “fiscal year 2004” and “fiscal year 2005,” respectively. We refer to the transition period from January 2, 2005 through January 29, 2005 as the “transition period.” For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Entry into Agreement for Private Placement
      On March 31, 2005, we entered into a definitive securities purchase agreement with six institutional “accredited investors” for the private placement, pursuant to Regulation D under the Securities Act of 1933, of 1,000,000 shares of our common stock, par value $0.0001 per share, and warrants to purchase 250,000 shares of our common stock at an exercise price of $10.18 per share (the “Private Placement”). Under the purchase agreement, we would receive aggregate gross proceeds of $8.75 million. Net proceeds to us are expected to approximate between $7.25 million and $7.5 million. We intend to use the net proceeds to open new stores, remodel existing stores, repay indebtedness under our revolving line of credit and for other working capital purposes. The Private Placement is subject to customary closing conditions in the purchase agreement and will terminate if not closed on or prior to April 15, 2005. At the closing of the Private Placement we will also be issuing warrants to purchase 125,000 shares of our common stock to the placement agent in the offering at an exercise price of $10.18 per share. The placement agent would also be entitled to receive placement fees of approximately $700,000 plus reimbursement of certain expenses. In connection with the Private Placement, we have agreed to provide certain registration rights under the Securities Act of 1933 to the investors and the placement agent relating to the shares of common stock purchased and shares of common stock issuable pursuant to the warrants. As part of our registration obligations, we will be subject to liquidated damages penalties equal to 1.0% of the aggregate purchase price for each 30 day period or pro rata for any portion thereof in excess of our allotted time if the required registration statement is not filed within 30 days of closing, if it is not effective within 90 days after the closing of the Private Placement (120 days if the registration statement is reviewed by the SEC), or if after effectiveness sales cannot be made pursuant to the registration statement for any reason, subject to our right to suspend use of the registration statement for certain periods of time in certain circumstances. We will be filing a Current Report on Form 8-K within the prescribed time responsive to the requirements of that form which will provide additional detail relating to the Private Placement.
      If the Private Placement were not to close, we would expect to open 25-30 new stores in fiscal 2005, substantially all in our new format. We expect the net proceeds of the Private Placement to allow us to open an additional 10 stores in the fall of 2005 and to target the opening of 35-40 new stores in fiscal 2006, substantially all in the new format.
      All of the forward-looking statements herein are subject to the risk and uncertainty that the Private Placement will not occur and as to its final terms, if any, and the impact of such transactions on our operating results and financial position.
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
      We operate as one business segment for accounting purposes. See “Item 6. Selected Financial Data.” and “Item 8. Financial Statements and Supplementary Data.” We are incorporated under the laws of the State of Missouri. Our executive offices are located at 2815 Scott Avenue, St. Louis, Missouri 63103 and our telephone number is (314) 621-0699. Information on the retail website for our Bakers stores, www.bakersshoes.com, is not part of this Annual Report on Form 10-K.

Competitive Advantages
      We believe our long operating history and management expertise provide us several key competitive advantages that have historically allowed us to operate our stores to generate strong cash flow and operating margins.

Our Reputation as a Leading Fashion Footwear Retailer for Young Women.

•	We strive to be the store of choice for young women between the ages of 12 and 29 who seek quality, fashionable footwear at an affordable price. Based on our analysis of our competitors, we believe we are the only national, full service retailer specializing in serving this segment. We provide a high energy, fun shopping experience and attentive, personal service primarily in highly visible fashion mall locations.

•	The average retail prices of our private label footwear generally range from $39 to $65. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base.

•	Our micro-merchandising strategy enables us to adapt our store inventories with the trends and demographics of individual locations. As a result, we are able to stock the styles our customers desire, increasing sales and customer loyalty.

•	Our marketing initiatives foster additional customer loyalty, while expanding our presence in serving our target market. This can be exemplified by our successful introduction of our Bakers Frequent Buyer Card, which our customers purchase to obtain a discount on all future purchases until the expiration of the card.

A Disciplined Management Approach.

•	We believe our senior management team combines a unique blend of experience with our company and other national specialty retailers. Our six-member senior management team averages approximately 25 years of individual experience in footwear and accessories retailing.

•	Our organizational structure is designed to respond to the changes that are inherent in our business. Our senior management, merchandisers and buyers work closely with our flexible network of manufacturing sources and efficient third-party distribution system to give our customers the styles they demand in a timely manner.

•	During the recent challenges in the retail environment, our senior management team utilized our management structure to effectively control overhead and our administrative operations. We also reacted quickly to changes in consumer demand and strategically reduced inventory purchases to reduce the need for markdowns and clearance merchandise.

•	We intend to continually focus on improving profitability by:

—	Leveraging our investment in corporate infrastructure. We have invested in technology, including integrated inventory management and logistics systems, point of sale systems and equipment, and planning and allocation systems. Because these information systems and personnel costs are primarily fixed, as net sales increase, our profitability should increase at a greater rate.

—	Improving our inventory turns through the use of our new planning, allocation and assortment planning systems, and through the increase in our mix of branded products, which should lead to fewer markdowns.

—	Constantly reviewing our store locations and proactively closing underperforming stores and remodeling older stores, while building new stores with attractive unit economics.

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
      We believe that effective use of our systems has allowed us to reduce markdowns, resulting in higher gross margins. We believe that our systems facilitate the process of reducing inventory commitments in light of changes in consumer demand. We believe that our buyers and inventory management team are able to efficiently adjust our store inventory levels to effectively control excess inventory and markdowns.

Flexible Store Location Strategy.
      Our multiple concepts and variety of formats within these concepts allow us to operate profitably in a wide range of shopping malls. New and remodeled Bakers stores located in A and B malls have been designed in a new format. As of January 1, 2005 we have 73 stores featuring this new format which have shown stronger sales and profits than non-remodeled stores. We continue to operate lower cost formats in C malls which can generate the same return on investment as the new format stores. Additionally, our Wild Pair concept, operating at a similar return on investment, can succeed in smaller spaces than those typically required by Bakers stores. Wild Pair’s higher sales per square foot often allow it to operate in some higher-end malls as well. This flexibility to operate in a wide variety of malls enhances Bakers’ potential to grow and supports strong landlord relationships with the national real estate developers.
Strategy
      Our goal is to position Bakers as the fashion footwear merchandise authority for young women. We intend to effect this strategy through:

Opening New Stores in Key Locations.

•	We plan to open new stores in a controlled and disciplined manner. Our strong relationships with landlords allow us to secure desirable locations in fashion malls. In selecting a specific site, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to the specific location.

•	Once we have identified a key location and secured a lease, we build our store in our distinctive new upscale contemporary format. We expect these new stores to average approximately $790,000 a year in store volume and to contribute approximately $110,000 of cash flow per year in their second year of operations. We have identified 200 additional locations for new format stores and plan to open approximately 25 to 30 new stores in fiscal year 2005. Assuming the successful consummation of the

Private Placement, we expect to open an additional 10 stores in the fall of 2005 and target an additional 35-40 new stores in fiscal 2006.

•	While we are not currently in negotiations, from time to time, we will explore acquisitions of regional chains or groups of stores. Historically, we have been able to acquire stores at prices below our cost to open new stores. For example, in fiscal year 2002, we spent $1.8 million to acquire 33 former Sam & Libby locations. We spent approximately $360,000 to convert those 33 locations into our formats. The expenditures consisted mainly of minor remodeling, signage, and point of sale equipment and software, and averaged approximately $11,000, excluding inventory, for each location. These costs are considerably below our typical cash outlay to open a new store of $230,000, and accordingly, these stores have had a substantially higher return on invested capital.

•	Management believes that the operating infrastructure we have in place is capable of integrating a significant number of new stores with little additional increase in general and administrative expenses. Virtually all of our senior management executives have held similar positions at specialty retail chains of substantially greater size. We believe that our buying teams have sufficient levels of experience to support our expected new store growth. Finally, we believe that our information and logistics systems are scalable to support significant growth.

•	We opened 17 new stores in fiscal 2004, 3 in fiscal 2003 and a total of 41 stores in key locations in fiscal year 2002, including the 33 former Sam & Libby stores we acquired. As of March 28, 2005, we have opened 5 stores in fiscal 2005.

Expanding Presence of New Format Stores.

•	We are in the process of remodeling existing Bakers stores into our new format design which will provide a consistent look with our newly opened stores. Through January 1, 2005, 73 Bakers stores have been opened in or remodeled into the new store format. Sales at the remodeled stores showed significant increases in volume after they are opened in the new format. We believe the new format stores average higher annual sales because they feature a distinctive upscale contemporary format that is attractive to our customers.

•	Construction costs to remodel stores into the new format average approximately $200,000 to $275,000 and the remodeling requires the store to be closed for six to seven weeks. We plan to remodel existing stores into the new format in locations where we believe the additional investment will produce a higher return on investment than maintaining the current format. We remodeled 14 stores in 2004 into the new format. We plan to remodel approximately 20 existing stores into the new format during fiscal 2005. Assuming the successful consummation of the Private Placement, we expect to remodel an additional 5 stores into the new format in fiscal 2005. We have identified approximately 60 additional stores to be upgraded. Typically, our stores are remodeled in connection with lease renewals. Construction management for the remodeling is provided by third party contractors for fixed fees.

•	In addition to transforming stores into the new concept, we are performing minor remodeling at selected stores. Typically, the minor remodeling is undertaken in conjunction with the signing of a new lease. Construction costs for the minor remodels average $40,000. These stores often generate lower sales volume but a similar return on investment.

Continuously Introducing New Merchandise to Maintain Inventory Freshness.

•	We keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting today’s young women into the footwear and accessory styles they desire.

•	We employ a test and react strategy that constantly updates our product mix while minimizing inventory risk. This strategy is supported by our strong relationships with manufacturers which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react quickly to fashion trends and keep fast-moving inventory in stock.

•	To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

Increasing the Sale of Branded Merchandise.

•	Approximately 17.4% of our net shoe sales for fiscal year 2004 consisted of branded footwear, up from 9.3% in fiscal year 2000. Bakers stores began to sell national branded footwear in fiscal year 2000 because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk.

•	We believe the further penetration of national branded merchandise as a percentage of our product mix will be a key driver of same store sales growth, as it serves to increase customer traffic and customer loyalty in our stores, which we believe will also increase the sales of our private label merchandise.
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
      In addition to our test and react strategy, we can also reduce our fashion risk exposure by increasing the national branded component of our merchandise mix. The national brands carried by our stores tend to focus on fashion basic merchandise supported by national advertising by the producer of the brand, which helps generate demand from our target customer. We believe we gain substantial brand affinity by carrying these lines. We believe that a customer who enters our store with the intent of shopping for national branded footwear will also consider the purchase of our lower price, higher gross margin private label merchandise.
Product Mix
      We sell both casual and dress footwear. Casual footwear includes sport shoes, sandals, athletic shoes, outdoor footwear, casual daywear, weekend casual, casual booties and tall-shafted boots. Dress footwear includes career footwear, tailored shoes, dress shoes, special occasion shoes and dress booties.

Private Label.
      Our private label merchandise, which comprised over 82.6% of our net shoe sales in our stores for fiscal year 2004, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise. We currently have two dress footwear buyers, three casual footwear buyers and two accessory buyers.

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

National Brands.
      In 2000, our Bakers stores began to carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 9.3% of net shoe sales in fiscal year 2000, 13.6% in fiscal year 2001, 19.0% in fiscal year 2002, 17.1% for fiscal year 2003, and 17.4% for fiscal year 2004. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Skechers®, Guess Sport®, Steve Madden®, Diesel®, bebe®and Chinese Laundry®. We believe offering nationally recognized brands is a key element to attracting appearance conscious young women. We believe it is strategically important to increase the branded component of our merchandise mix, which should drive comparable store sales. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our operating costs.

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

Merchandise Mix.
      The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2001, 2002, 2003 and 2004:

	Fiscal Year

Category	2001	2002	2003	2004

Private Label Footwear	79.6%	73.0%	75.0%	74.0%
Branded Footwear	12.5%	17.2%	15.5%	15.6%
Accessories	7.9%	9.8%	9.5%	10.4%

Total	100.0%	100.0%	100.0%	100.0%

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
      Our buyers typically order merchandise 60 to 90 days in advance of anticipated delivery. Frequently, we order merchandise 30 to 60 days in advance of anticipated delivery. This strategy allows us to react to both the positive and negative trends and customer preferences identified through our information systems and other tracking procedures. Through this purchasing strategy, we can take advantage of positive trends by quickly replenishing our inventory of popular products. This strategy also reduces our exposure to risk because we are less likely to be overstocked with less desirable items. During the recent challenging retail environment, we reacted quickly to declining sales trends by reducing purchases and keeping inventories in line to manage our markdown exposure.

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
      Following is a list of our stores by state as of January 1, 2005

No.
Stores

Alabama	1
Arizona	4
Arkansas	1
California	31
Colorado	4
Connecticut	2
Delaware	1
Florida	18
Georgia	15
Idaho	1
Illinois	18
Indiana	5
Kansas	1
Louisiana	5
Maryland	6
Massachusetts	6
Michigan	9
Minnesota	2
Missouri	7

	No.
	Stores

Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	9
New Mexico	1
New York	17
North Carolina	2
Ohio	6
Oklahoma	2
Pennsylvania	7
Rhode Island	1
South Carolina	1
Texas	19
Utah	3
Virginia	4
Washington	2
Wisconsin	3

Total Stores	220	*
Total States	36

*	Excludes our Internet site, which is merchandised as a Bakers store.
      Every three weeks, we provide the stores with specific merchandise display directions from the corporate office. Our in-store product presentation utilizes a variety of different fixtures to highlight the breadth of our product line. Various fashion themes are displayed throughout the store utilizing combinations of styles and colors.

Store Concepts.
      We operate our stores under two different concepts, Bakers and Wild Pair. As of January 1, 2005, 192 of our stores were Bakers stores and 28 stores were Wild Pair stores. As of March 28, 2005, we operated 221 stores, 194 of which were Bakers stores and 27 of which were Wild Pair stores.

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
      Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

      The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer: Key brands	Women — ages 12-29 Skechers®, Guess Sport®, Steve Madden®, bebe®, Diesel® and Chinese Laundry®	Men & women — ages 17-24 Steve Madden®, Steve Madden Men’s®, Guess Sport®, Skechers®, Candies®, Chinese Laundry®, Diesel Women’s®, Diesel Men’s®, Luichiny®, Rocket Dog®, Volatile®, Perry Ellis Men’s® and Puma®
Fashion content:	Widely-accepted	Edgy, lifestyle-based
Number of stores (as of
January 1, 2005):	192	28
Approximate average size:	2,450 square feet	1,800 square feet

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
      We expect new stores to average approximately $790,000 per year in store volume and contribute approximately $110,000 of cash flow from operating activities per year. Our typical cash outlay to open a new store is approximately $230,000.
      We closed 10 stores in fiscal year 2002, 21 stores in fiscal year 2003 and 12 stores in fiscal 2004. We closed an additional four stores in fiscal year 2005 through March 28, 2005.

Store Operations.
      Our store operations are organized into three divisions, east, central and west, which are subdivided into 16 regions. Each region is managed by a regional manager, who is typically responsible for 12 to 16 stores. Each store is typically staffed with a manager and an assistant manager, in addition to approximately five sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.
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
      Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. From time to time, we run sales contests to encourage our sales associates to maximize sales volume. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Regional and area managers receive base compensation plus incentive compensation based on meeting profitability benchmarks. Each of our managers controls the payroll hours used each week in conjunction with a budget provided by the regional manager.

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
      Our regional managers are responsible for maintaining a loss prevention program in each of our stores. Our loss prevention efforts include monitoring returns, voided transactions, employee sales and deposits, as well as educating our store personnel on loss prevention. We monitor inventory through electronic receipt acknowledgment to better monitor loss prevention factors, which allows us to identify variances and further to reduce our losses due to damage, theft or other reasons. Since these systems were implemented, our shrinkage has dropped significantly. In addition to these internal control measures, we commission an independent loss prevention audit twice per year.
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
      Through 2003 substantially all merchandise for our stores was initially received, inspected, processed and distributed through one of our two distribution centers, each of which is part of a third-party warehousing system. In 2004, we implemented new procedures in which we are shipping a substantial amount of products sourced from China directly to our stores through Los Angeles, California, rather than shipping them first to our west coast distribution center in Los Angeles. The remaining merchandise that is manufactured in Asia is delivered to our west coast distribution center and merchandise that is manufactured elsewhere in the world is delivered to our east coast distribution center located near Philadelphia, Pennsylvania. In accordance with our micro-merchandising strategy, our allocation teams determine how the product should be distributed among the stores based on current inventory levels, sales trends, specific product characteristics and the buyers’ input. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution center using third party carriers, and any goods not shipped to stores are stored in warehouse space in St. Louis, Missouri for replenishment purposes.
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
      Recently, our focus is the further integration of our planning, purchasing and point of sale systems. We have recently completed the transition to a new point of sale system and implemented Arthur Allocation and MarketMax assortment planning. These new systems allow us to better execute our micro-merchandising strategy through more efficient management and allocation of our store inventories to reduce further our response times in reaction to fashion trends. In addition, these systems also allow us to identify and reduce our losses due to damage, theft or other reasons, and to improve monitoring of employee productivity.
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
      Several types of competitors vie for our target customer:

•	department stores (such as Bloomingdale’s, Dillard’s, Macy’s and May Department Stores);

•	national branded wholesalers (such as Candie’s, Nine West, Steve Madden and Vans);

•	national branded off-price retailers (such as DSW, Rack Room and Shoe Carnival);

•	national specialty retailers (such as Finish Line, Journey’s, Naturalizer and Aldo’s);

•	regional chains (such as Cathy Jean and Sheik);

•	discount stores (such as Wal-Mart, Target and K-Mart); and, to a lesser extent,

•	apparel retailers (such as bebe, Charlotte Russe, Express, Rampage and Wet Seal).
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
History of Bakers Shoe Stores
      Under Edison Brothers, the first Bakers shoe store opened in Atlanta, Georgia, in 1924. Bakers grew to be one of the nation’s largest women’s moderately priced specialty fashion footwear retailers. At its peak in 1988, Bakers had grown to approximately 600 stores. At that time, it was one of several footwear, apparel and entertainment retail specialty chains that were owned and operated by Edison Brothers, which in 1995 had over 2,500 stores in the United States, Puerto Rico, the Virgin Islands, Mexico and Canada. Edison Brothers filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. After an unsuccessful reorganization, Edison Brothers refiled for bankruptcy on March 9, 1999, and immediately commenced a liquidation of all its assets. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, approximately 200 store locations, from Edison Brothers Stores, Inc., the debtor-in-possession.
Employees
      As of January 1, 2005, we employed approximately 582 full-time and 2,283 part-time employees. As of January 1, 2005, we employed approximately 125 of our employees in general administrative functions at our corporate offices and warehouse, and 2,740 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.
Properties
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
      We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately seven years remaining. We also lease a warehouse in St. Louis that occupies approximately 107,000 square feet with a lease term of approximately five years.

Intellectual Property and Proprietary Rights
      We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademarks Bakerstm and Wild Pair®. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “— Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers’ and “Wild Pair’ is restricted” and “— Our potential inability or failure to register, renew or otherwise protect our trademarks could have a negative impact on the value of our brand names” below.
Cautionary Statements Regarding Forward-Looking Statements and Certain Risks
      This Form 10-K includes, and our other periodic reports and public disclosures may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties or other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on those statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after such dates. You should read this Form  10-K completely and with the understanding that our actual results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
      These risks, uncertainties and other factors, including the risk factors set forth below, may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our expectations regarding future financial results or performance contained in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”);

•	our business strategy;

•	the market opportunity for our services and products;

•	the successful closing of the Private Placement;

•	our estimates regarding our capital requirements and needs for additional financing;

•	the risk factors described below;

•	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts; and

•	changes in general economic and business conditions and the risks referred to below.

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability and our image as a fashion resource for our customers.
      The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales and net income are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptance of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in fiscal year 2002, the nine months ended October 4, 2003 and the thirteen weeks ended October 2, 2004, changes in consumer fashion trends, primarily a decline in demand for boots and booties and a preference for low priced flip-flops, negatively impacted sales and profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As a result of our recent restatement of financial statements, we may be subject to liability under the securities laws.
      On March 21, 2005, we filed an amended Annual Report on Form 10-K/ A and amended Quarterly Reports on Form 10-Q/ A to reflect a restatement of our previously issued financial statements to correct our accounting for landlord allowances and the commencement of lease terms. We may be subject to liability under federal or state securities laws relating to our previously filed financial statements, other public disclosures of financial information based on those statements and our public disclosures relating to the effectiveness of our disclosure controls and procedures. Public disclosure relating to some or all of these items were included in our registration statements and periodic reports filed with the SEC. We could be subject to claims by the purchasers in our initial public offering, purchasers under our resale registration statement and to others relating to transactions in our securities. Any such liability could have a material adverse effect on our financial position and on any investment in our securities.

There is relatively limited trading in our common stock.
      Prior to our initial public offering, there was no public market for our common stock. The trading volume of our common stock since our initial public offering has been relatively limited, which we expect to continue. Therefore, our stock may be subject to higher volatility or illiquidity than would exist if our shares were traded more actively.

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
      From time to time, we have had and in the future we could have operating losses because of fashion preferences, general economic conditions and other factors. For example, for the nine months ended October 4, 2003, we incurred a net loss of approximately $3.6 million and an operating loss of $2.3 million. We have also incurred losses in other recent periods. Such losses in future periods could adversely affect our business and an investment in our common stock.

Our failure to integrate a significant number of new stores could strain our resources and cause the performance of our existing stores to suffer.
      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 17 new stores in fiscal year 2004. If the Private Placement were not to close, we would expect to open an additional 25 to 30 additional new stores in fiscal year 2005 in new and existing markets. We expect the net proceeds of the Private Placement to allow us to open an additional 10 stores in the fall of 2005 and to target the opening of 35-40 new stores in fiscal 2006, substantially all in the new format. The successful integration of these new stores and customer acceptance of our new store format may have a material effect on our business. Although we have successfully integrated a significant number of new stores in the past, including the former Sam & Libby stores, that growth primarily related to acquisitions. We expect a large portion of our future growth to occur through the development of new stores. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our business.
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
      Traditionally, our sales and net income during the second and fourth quarters of our fiscal year are significantly higher due primarily to increased shopping during the spring/summer prom and wedding season and the winter holiday season. In contrast, our sales and net income are typically lower during the first quarter of our fiscal year due, in part, to the traditional retail slowdown immediately following the winter holiday season and during our third quarter because we have two of our five clearance sales during the third quarter. In addition to our normal seasonal fluctuations, some events, in particular the Easter holiday, shift between fiscal quarters due to the nature of our fiscal year. This shift will likely affect customer shopping patterns and will influence our quarterly comparable results.

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
      Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, quarterly comparable store sales for fiscal year 2004 compared to fiscal year 2003 were: an increase of 11.2% in the first quarter, an increase of 4.7% in the second quarter, a decline of 6.0% in the third quarter and a decline of 1.0% in the fourth quarter. While in management’s opinion sales during these periods cannot be used as an accurate indicator of annual results, if our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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
      Our ability to obtain attractive pricing, quick response, ordering flexibility and other terms from our manufacturers depends on their perception of us and our buying agents. We do not own any production facilities or have any long term contracts with any manufacturers, and we typically order our inventory through purchase orders. Because of our relatively short lead times and fast inventory turns, any disruption in our supply chain could more quickly impact our sales compared to other retailers. Our failure or the failure of our buying agents to maintain good relationships with these manufacturers could increase our exposure to changing fashion cycles, which may lead to increased inventory markdown rates. It is possible that we could be unable to acquire sufficient quantities or an appropriate mix of merchandise or raw materials at acceptable prices. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In this event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We are also subject to risks related to the availability and use of materials and manufacturing processes for our products, including those which some may find objectionable.

We rely on a small number of buying agents for our merchandise purchases, and our failure to maintain good relationships with any of them could harm our ability to source our products.
      For fiscal year 2004, our top five buying agents accounted for approximately 22% of our merchandise purchases, with one buying agent accounting for approximately 12% of our merchandise purchases. Our buying agents assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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
      Manufacturing facilities in China produce a significant portion of our products. Generally, approximately two-thirds, or more, of our private label footwear units are manufactured in China and virtually all of our private label accessories are manufactured in China each year. Recently, the continued significant growth in the Chinese economy has resulted in periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In addition, due to the overall volume of Chinese imports, there have been delays at ports on the West Coast of the United States. These matters, changes in the Chinese government or economy, or the current tariff or duty structures or adoption by the United States of trade polices or sanctions adverse to China, could harm our ability to obtain inventory in a timely and cost effective manner.

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

We rely on third parties to manage the shipping, warehousing and distribution aspects of our business. If these third parties do not adequately perform these functions, our business would be disrupted.
      The efficient operation of our stores is dependent on our ability to distribute merchandise manufactured overseas to locations throughout the United States in a timely manner. We depend on third parties to ship, receive and distribute substantially all of our merchandise. A third party operating in China manages the shipping of merchandise from China either to a third party operating our Los Angeles, California distribution center or for delivery directly to our stores through Los Angeles. The third party in Los Angeles, California accepts delivery of a significant portion of our merchandise from Asia, and another third party near Philadelphia, Pennsylvania accepts delivery of our merchandise from elsewhere. Merchandise not shipped to our stores generally is shipped to our replenishment warehouse in Sikeston, Missouri, where a third party provides warehousing services or to our company operated warehouse in St. Louis, Missouri. These parties located in the United States have provided these services to us pursuant to written agreements since 1999 and 2000. One of these agreements is terminable upon 30 days notice. We anticipate the termination of the agreement relating to our Sikeston, Missouri warehouse and shifting those operations to our St. Louis facility in the spring of 2005. We also continue to operate under the terms of an expired agreement with the remaining third party. If we need to replace one of these service providers, our operations could be disrupted for more than 60 days while we identify and integrate a replacement into our system. As a result, the termination of these agreements or the failure by any of these third parties to respond adequately to our warehousing and distribution needs could materially negatively impact our ability to maintain sufficient inventory in our stores and consequently our profitability.

We are subject to risks associated with leasing our stores, especially those stores where we acquired the lease through bankruptcy auctions.
      We lease virtually all of our store locations under individual leases. Approximately one-half of our stores are located in properties managed by two national property management companies. We acquired most of our leases from Edison Brothers, as debtor-in-possession, or from other bankrupt entities through auctions in which a bankruptcy court ordered the assignment of the debtor’s interest in the leases to us. As a result, we have not separately negotiated a majority of our leases, which are generally drafted in favor of the landlord. In addition, many of these leases contain provisions that, while applicable to the business structure of Edison Brothers, which had multiple wholly-owned subsidiaries that were the tenants under the leases, would not have been necessary for our business structure.

      A number of our leases include termination and default provisions which apply if we do not meet certain sales levels or in other circumstances. In addition, some of these leases contain various restrictions relating to dilutions in, or changes of, the ownership of our company. Some of these provisions are difficult to interpret. A substantial portion of our leases contain provisions which by their terms prohibit, or could be interpreted to prohibit, a dilution in, or change in ownership of our company, which may have been contravened by our initial public offering and other prior or subsequent ownership changes, including the Private Placement. Prior to our initial public offering, as of January 3, 2004, approximately 22% of our leases contained provisions which by their terms prohibit a dilution in, or a change of, the ownership of our company which may have been contravened by our initial public offering and other prior or subsequent ownership changes. As of that same date, similar provisions in an additional 21% of our leases may be construed, depending on how these provisions are interpreted, to have been triggered by our initial public offering and other prior or subsequent ownership changes. In addition, our leases subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters. Moreover, each year approximately 15% to 18% of our leases are subject to renewal or termination. If one or more of our landlords decides to terminate our leases, or to not allow us to renew, our business could be materially and adversely affected.

Our credit facility restricts our activities.
      We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. As of January 1, 2005, we had no outstanding balance under our credit facility and had approximately $12.4 million in availability. For fiscal year 2004, the largest outstanding balance under our credit facility was $5.7 million prior to our initial public offering and $2.7 million after our initial public offering. For fiscal year 2003, the average daily outstanding balance was $11.9 million. Our credit facility includes financial and other customary covenants which, among other things, restrict our business activities and our ability to incur debt, make acquisitions and pay dividends. A change in control of our company, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.
      In the event that we were to violate any of the covenants in our credit facility, or if we were to violate the provisions of any of our other lending arrangements or of more than 10% of our leases (other than solely as a result of our initial public offering), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Effective September 1, 2004, we entered into an amendment to our credit agreement which, among other things, extended its maturity date to August 31, 2008.
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
      The market price of our common stock is expected to be highly volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market. The factors that could cause fluctuations in our stock price may include, among other factors discussed in this section, the following:

•	actual or anticipated variations in comparable store sales or operating results;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in the United States economy or the retailing environment;

•	changes in the market valuations of other footwear or retail companies; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, financing transactions, securities offerings or other strategic initiatives.

We are controlled by a small group of shareholders whose interests may differ from other shareholders.
      Affiliates of Peter Edison and members of his family and our current management are our largest shareholders. Accordingly, they will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are our principal shareholders, they will have the power to significantly influence the election of our entire board of directors. Peter Edison’s employment agreement entitles to him a one time payment equal to three times his current base salary (as defined in the agreement) upon the occurrence of certain events, including following a change of control of the Company if there is generally a material reduction in the nature of his duties or his base salary, or he is not allowed to participate in certain bonus plans. For this purpose, a change of control generally includes the acquisition by a person or group of more of our common stock than that held by Peter Edison.

The public sale of our common stock by selling shareholders could adversely affect the price of our common stock.
      The market price of our common stock could decline as a result of market sales by our selling shareholders, including prior investors with registration rights, or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our charter documents and Missouri law may inhibit a takeover, which may cause a decline in the value of our stock.
      Provisions of our restated articles of incorporation, our restated bylaws and Missouri law could make it more difficult for a third party to acquire us, even if closing the transaction would be beneficial to our shareholders. For example, our restated articles of incorporation provide, in part, that directors may be removed from office by our shareholders only for cause and by the affirmative vote of not less than two-thirds of our outstanding shares and that vacancies may be filled only by a majority of remaining directors. Under our restated bylaws, shareholders must follow detailed notice and other requirements to nominate a candidate for director or to make shareholder proposals. In addition, among other requirements, our restated bylaws require at least a two-thirds vote of shareholders to call a special meeting. Moreover, Missouri law and our bylaws provide that any action by written consent must be unanimous. Furthermore, our bylaws may be amended only by our board of directors. Certain amendments to our articles of incorporation require the vote of two-thirds of our outstanding shares in certain circumstances, including the provisions of our articles of incorporation relating to business combinations, directors, bylaws, limitations on director liabilities and amendments to our articles of incorporation. We are also generally subject to the business combination provisions under Missouri law, which allow our board of directors to retain discretion over the approval of certain business combinations. In our bylaws, we have elected to not be subject to the control shares acquisition provision under Missouri law, which would deny an acquiror voting rights with respect to any shares of voting stock which increase its equity ownership to more than specified thresholds. These and other provisions of Missouri law and our articles of incorporation and bylaws, Peter Edison’s substantial beneficial ownership position, our board’s authority to issue preferred stock and the lack of cumulative voting in our articles may have the effect of making it more difficult for shareholders to change the composition of our board or otherwise to bring a matter before shareholders without our board’s consent. Such items may reduce our vulnerability to an unsolicited takeover proposal and may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price of our common stock.
Executive Officers of the Registrant
      The information set forth herein under the caption “Item 10. Directors and Executive Officers of the Registrant — Executive Officers of the Registrant” is incorporated herein by reference.

Item 2.	Properties.
      Information relating to properties set forth in Item 1 of this report under “Item 1. Business — Stores” is incorporated herein by this reference. Information relating to properties set forth in Item 1 of this report under “Item 1. Business — Properties” is incorporated by this reference. All of our stores are located in the United States.

Item 3.	Legal Proceedings.
      From time to time, the Company is involved in ordinary routine litigation common to companies engaged in the Company’s line of business. Currently, the Company is not involved in any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
      The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq National Market under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The initial public offering closed on February 10, 2004. On March 12, 2004, we sold an additional 324,000 shares of common stock at the same price in connection with the full exercise of the underwriters’ over-allotment option. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq National Market was $10.10 per share on March 24, 2005. As of March 28, 2005, we estimate that there were approximately 36 holders of record of the Company’s common stock.
      The following table summarizes the range of high and low sales price for the Company’s common stock during 2004.

2004	High	Low

First quarter(1)	$11.85	$7.51
Second quarter	11.91	9.27
Third quarter	10.76	7.22
Fourth quarter	10.15	7.20

(1)	Only includes the period from February 5, 2005 through April 3, 2004. Our common stock was not quoted on Nasdaq prior to our initial public offering.

Dividends
      Prior to our initial public offering, we operated under Subchapter S of the Internal Revenue Code and comparable provisions of some state income tax laws. By reason of our treatment as an S corporation for Federal and state income tax purposes, prior to our initial public offering we generally distributed to our shareholders funds for the payment of income taxes on our earnings. During the three most recent fiscal years, we have declared quarterly distributions in the aggregate consisting of amounts attributable to payment of those taxes as follows:

Distribution

Fiscal 2002:
First Quarter	$414,190
Second Quarter	950,541
Third Quarter	455,278
Fourth Quarter	163

Total	$1,820,172

Fiscal 2003:
First Quarter	$540
Second Quarter	409
Third Quarter	0
Fourth Quarter	0

Total	$949

Fiscal 2004:
First Quarter	$0
Second Quarter	13,385
Third Quarter	0
Fourth Quarter	0

Total	$13,385

      In connection with our initial public offering, we revoked our S election, effective on the first day of fiscal year 2004. In connection with this revocation, all of our shareholders prior to our initial public offering entered into a tax indemnification agreement with us under which we have generally agreed to indemnify them for any tax liabilities that may result from the termination of our S corporation status. Subsequent to January 3, 2004, we distributed $13,385 to our prior S corporation shareholders in respect of taxes on behalf of those shareholders as a result of our prior S corporation status. Following our revocation, we are now treated for Federal and state tax purposes as a corporation under Subchapter C of the Internal Revenue Code.
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
      Immediately prior to consummation of the initial public offering, the Company had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the completion of the initial public offering, in accordance with the then existing articles of incorporation, 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock. The conversion was on 1.0-for-1.0 basis, excluding fractional shares. As a result, the Company now has one class of voting common stock issued and outstanding. In addition, holders of Class C options amended their option award agreements to purchase Class C common stock to cover 268,992 shares of the new class of common stock. The Company relied on the exemption from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) and/or the rules and regulations thereunder for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
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
      As of January 1, 2005, the Company has used all of the net proceeds received from the initial public offering for the following purposes: $5.7 million to repay the balance on its revolving credit agreement to Fleet Retail Group, Inc., $1.4 million to redeem outstanding warrants and a note payable in favor of Mississippi Valley Capital, LLC, $0.4 million to repay subordinated debt in favor of the Company’s prior Class B shareholders, and $8.0 million for the purchase of property and equipment, primarily store fixtures and leasehold improvements related to new and remodeled stores opened during 2004. The credit agreement and the subordinated debt were secured, in part, by a personal guaranty of Peter Edison, the Company’s Chairman of the Board and Chief Executive Officer. Mississippi Valley Capital, LLC is a member managed limited liability company, of which Mr. Baur, one of the Company’s directors, is one of the two managers. In addition, Mr. Baur’s children are three of the four members. Mr. Baur is also a director of Marshall & Ilsley Corporation, which is a ten percent participant in the Company’s credit facility with Fleet Retail Group, Inc.
      Except as set forth above, none of proceeds were paid to directors, officers, ten percent shareholders or affiliates of the issuer.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information set forth under the caption “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      During 2004, the Company did not repurchase any securities of the Company.

Item 6.	Selected Financial Data.
      The following tables summarize certain selected financial data for each of the fiscal years in the five year period ended January 1, 2004 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 1, 2005, are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(6)(7)

	December 30,		January 5,		January 4,	January 3,		January 1,
	2000		2002(1)		2003(4)	2004		2005(5)

Net sales	$140,709,517		$140,841,929		$151,147,810	$148,223,553		$150,514,663
Gross profit	38,433,775		42,384,857		44,794,494	44,826,960		46,647,798
Income (loss) before cumulative effect of change in accounting and income taxes	1,583,447		4,897,376		(714,797)	1,629,906		465,533
Benefit from income taxes	—		—		—	—		(962,468)

Income (loss) before cumulative effect of change in accounting	1,583,447		4,897,376		(714,797)	1,629,906		1,428,001
Cumulative effect of change in accounting(2)	—		—		2,774,899	—		—

Net income(3)	$1,583,447		$4,897,376		$2,060,102	$1,629,906		$1,428,001

Net income per common share
Basic	$1.09		$3.27		$1.36	$0.90		$0.31

Diluted	$0.68		$2.14		$0.96	$0.77		$0.28

Total assets	$19,135,236		$22,649,476		$30,022,982	$29,941,167		$49,370,708

Long-term debt, capital lease obligations and redeemable securities, less current portion	$3,286,974		$4,518,298		$9,343,154	$7,695,365		$679,414

Unaudited pro forma information(3):	(Unaudited	)	(Unaudited	)	(Unaudited )	(Unaudited	)
Income (loss) before cumulative effect of change in accounting and income taxes	$1,344,767		$4,808,657		$(878,442)	$1,697,725
Provision for (benefit from) income taxes	261,258		1,581,390		(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	1,083,509		3,227,267		(576,079)	1,039,967

	Fiscal Year Ended(6)(7)

	December 30,	January 5,	January 4,	January 3,	January 1,
	2000	2002(1)	2003(4)	2004	2005(5)

Cumulative effect of change in accounting(2)	—	—	1,763,934	—

Net income	$1,083,509	$3,227,267	$1,187,855	$1,039,967

Net income per common share
Basic	$0.73	$2.10	$0.75	$0.49

Diluted	$0.47	$1.41	$0.54	$0.47

(1)	We base our fiscal year on a 52/53 week period. The fiscal year ended January 5, 2002 is a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(2)	Represents the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and recognizing as income from the unamortized deferred credit related to the excess of fair value over cost arising from the acquisition of Bakers.

(3)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, no provision has been made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and city taxes. Effective January 4, 2004, we terminated our S election and will be taxed as a C corporation. For a reconciliation of our historical income (loss) before cumulative effect of change in accounting to pro forma income (loss) before cumulative effect of change in accounting and income taxes, please see Note 13 in the financial statements. In accordance with SFAS No. 109, we have reflected the net impact of the temporary differences between the book and tax bases of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for fiscal year 2004. This resulted in the recognition of a nonrecurring income tax benefit of approximately $1.2 million. As an S corporation, we paid distributions to our shareholders in amounts sufficient to allow them to pay income taxes related to an allocable share of our taxable income and did not pay traditional cash dividends per share. Such distributions are not comparable to dividends that would be paid by a C corporation. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends” which is incorporated herein by reference.

(4)	Reflects approximately $1.7 million in initial public offering costs charged in fiscal year 2002 as a result of a delay in the initial public offering process. In the first quarter of fiscal year 2002, we completed the acquisition of 33 former Sam & Libby store locations for approximately $1.8 million in cash.

(5)	On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise by the underwriters of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. As of January 1, 2005, we have used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Immediately prior to our initial public offering, we had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the consummation of our initial public offering, in accordance with our then existing articles of incorporation, 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock on a 1.0 for 1.0 basis, excluding fractional shares. Mandatory redemption rights in favor of certain holders of prior Class A and Class B common stock were also terminated. Prior to the initial public offering, 1,426,188 Class A shares were classified within shareholders’ equity for accounting purposes and the 267,057 Class A and 271,910 Class B redeemable shares were classified within liabilities for accounting purposes, less fractional shares. In addition, upon the consummation of our initial public offering, $4.9 million in aggregate principal amount of our subordinated convertible debentures due 2007 were automatically converted into 653,331 shares of our common stock. Further, in connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant. See Note 2 in the Notes to the Financial Statements for the year ended January 1, 2005.

(6)	On March 21, 2005, we filed an amended Annual Report on Form 10-K/ A for fiscal 2003 and amended Quarterly Reports on Form 10-Q/ A for the first three quarters of fiscal 2004 which reflected a restatement of our financial statements to correct our accounting for landlord allowances and the commencement of lease terms.

(7)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business — Cautionary Statements Regarding Forward-Looking Statements and Certain Risks” and elsewhere in this annual report. The following section is qualified in its entirety by this more detailed information and our Financial Statements and the related Notes thereto, included elsewhere in this annual report on Form 10-K.
Overview
      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress casual and sport shoes, boots sandals and accessories. As of January 1, 2005, in addition to our 192 Bakers stores, we operated the 28 store Wild Pair chain that targets men and women between the ages of 17 and 24 who desire edgier, fashion forward footwear. As of March 28, 2005 we operated 221 stores, of which 194 were Bakers stores and 27 were Wild Pair stores.
      During the first quarter of 2004, we completed our initial public offering generating net proceeds of $15.5 million, converted $6.8 million of convertible debt and redeemable securities into common stock, and repaid $4.1 million of debt obligations. This has significantly enhanced our financial position and has enabled us to remodel existing stores and open new stores. During fiscal year 2004 we opened 17 new stores. As of January 1, 2005, we operated 220 stores, of which 192 were Bakers stores and 28 were Wild Pair stores.
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
      After experiencing a strong first half of 2004, we experienced soft demand during the third quarter which largely offset the sales and gross margin gains of the first half. Net sales and gross margin recovered in the fourth quarter of 2004, primarily due to the good performance of remodeled stores and new stores opened during the second half of the year. Net sales were $150.5 million for fiscal year 2004, an increase of

$2.3 million over fiscal year 2003. Our gross profit increased by $1.8 million but this increase was less than the $4.2 million increase in our operating expenses for fiscal year 2004. As a result, our operating income decreased to $1.1 million for fiscal year 2004, from $3.5 million for fiscal year 2003, and our income before income taxes decreased to $0.5 million in fiscal year 2004 from $1.6 million in fiscal year 2003.
      In the first quarter of fiscal year 2002, we completed the acquisition of 33 store locations (formerly operated as Sam & Libby) in 15 states for $1.8 million in cash from SLJ Retail LLC. We also acquired the non-inventory personal property, leasehold improvements, furniture, fixtures and equipment related to the stores. We began operating 17 of these stores as Wild Pair stores and 16 as Bakers stores in April 2002. As a result of the Sam & Libby acquisition, our results of operations for fiscal years 2002, 2003 and 2004 are not comparable in some significant respects.
      For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.
      On March 21, 2005, we filed an amended Annual Report on Form 10-K/ A for fiscal 2003 and amended Quarterly Reports on Form 10-Q/ A for first three quarters of fiscal 2004 which reflected a restatement of our financial statements to correct our accounting for landlord allowances and the commencement of lease terms.
      On March 31, 2005, we entered into a definitive securities purchase agreement for a Private Placement. See “Item 1. Business — Entry into Agreement for Private Placement.” Assuming the consummation of the Private Placement, we expect to receive approximately $7.25 million to $7.5 million in net proceeds. If the Private Placement were not to close, we would expect to open 25-30 new stores in fiscal 2005, substantially all in our new format. Pending use of the net proceeds, the Private Placement would improve our financial position and liquidity and allow us to accelerate our expansion plans. We expect to use the net proceeds from the Private Placement to open additional stores, remodel existing stores, repay indebtedness under our revolving line of credit and for other working capital purposes. We expect the net proceeds of the Private Placement to allow us to open an additional 10 stores in the fall of 2005 and to target the opening of 35-40 new stores in fiscal 2006, substantially all in the new format. We expect the Private Placement to close in early April 2005, but it is subject to closing conditions.
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

Store closing and impairment charges
      At the beginning of fiscal year 2002, we adopted SFAS No. 144, Accounting for the Disposal of Long-Lived Assets. Based on the criteria in SFAS No. 144, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended January 4, 2003, January 3, 2004 and January 1, 2005, we recorded $120,114, $127,133 and $202,801, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements and other assets.

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
Fiscal Year
      Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Prior to 2005, our fiscal year ended four weeks prior to the retail calendar, as a result of our prior Subchapter S tax status. The fiscal years ended January 4, 2003, January 3, 2004 and January 1, 2005 were 52-week periods. The difference in the number of weeks for our fiscal years can affect yearly comparisons. We refer to the fiscal year ended January 4, 2003 as “fiscal year 2002,” to the fiscal year ended January 3, 2004 as “fiscal year 2003,” and to the fiscal year ended January 1, 2005 as “fiscal year 2004.”
      On March 11, 2005, we announced that we have changed our fiscal year to the standard retail calendar, which closes on the Saturday closest to the end of January. We will have a four week transition period beginning on January 2, 2005 and ending January 29, 2005. Our new fiscal year will begin on January 30, 2005 and will end on January 28, 2006. The results of the transition period will be reported on Form 10-Q along with the results of the first quarter of fiscal year 2005, ending April 30, 2005.

Results of Operations
      The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended

	January 4,	January 3,	January 1,
	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.4	69.8	69.0

Gross profit	29.6	30.2	31.0
Selling expense	20.4	20.0	20.9
General and administrative expense	7.4	7.7	9.0
Loss on disposal of property and equipment	0.1	0.1	0.3
Impairment and disposal of long-lived assets	0.1	0.1	0.1
Write off of deferred offering costs	1.1	—	—
Operating income	0.5	2.3	0.7
Other income (expense)	—	(0.1)	0.2
Interest expense	(1.1)	(1.1)	(0.6)
State income tax (expense) benefit	0.1	—	—
Benefit from income taxes	—	—	(0.7)
Cumulative effect of change in accounting	1.8	—	—

Net income	1.3%	1.1%	1.0%

      The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended

	January 4,	January 3,	January 1,
	2003	2004	2005

Number of stores at beginning of period	202	233	215
Stores opened or acquired during period	41	3	17
Stores closed during period	(10)	(21)	(12)

Number of stores at end of period	233	215	220

Fiscal Year Ended January 1, 2005 Compared to Fiscal Year Ended January 3, 2004
      Net sales. Net sales were $150.5 million in fiscal year 2004, up from $148.2 million for fiscal year 2003, an increase of $2.3 million. Sales in the first quarter were strong, reflecting the fashion trend that started in the second half of 2003. Sales in the second and third quarters were negatively impacted by customer demand for low-priced flip flops and athletics and soft demand for back-to-school casuals. Fourth quarter sales improved due to strong demand in boots, closed casuals and branded footwear, and due to the good performance of remodeled stores and new stores opened during the second half of the year. Comparable store sales in the fourth quarter of 2004 decreased 1.0% compared to 2003, but increased 1.9% for all of fiscal year 2004. For the year we had slight growth in unit sales and in average unit prices.
      Gross profit. Gross profit increased to $46.6 million in 2004 from $44.8 million in 2003, an increase of $1.8 million. As a percentage of sales, gross profit increased to 31.0% in 2004 from 30.2% in 2003. Gross profit improved in the first half of 2004 but decreased considerably during the third quarter reflecting significant discounting and consumer preference for low priced flip flops during the quarter. Gross profit recovered in the fourth quarter of 2004 with a gross profit percentage of 37.8% comparable to 37.7% in the fourth quarter of 2003.

      Selling expense. Selling expense increased to $31.4 million in 2004 from $29.6 million in 2003, an increase of $1.8 million. This increase was due primarily to increased supplies and repair expenses and increased depreciation expense.
      General and administrative expense. General and administrative expense increased to $13.5 million in 2004 from $11.5 million in 2003, an increase of $2.0 million. This increase is attributable to higher administrative payroll and to public company expenses incurred in 2004.
      Loss on disposal of property and equipment. Loss on disposal of property and equipment increased to $475,000 in fiscal year 2004 up from $189,000 in fiscal year 2003. The 2004 loss includes approximately $175,000 related to expensing leasehold improvements and store fixtures due to the relocation of one of our stores in New York City. The remaining increase relates to increased remodeling activity during fiscal year 2004.
      Interest expense. Interest expense decreased to $0.9 million in 2004 from $1.7 million in 2003, a decrease of $0.8 million. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.
      Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for 2004. We recognized a nonrecurring income tax benefit of $1.2 million upon conversion to a C corporation offset by an income tax provision of $0.2 million related to our income for fiscal year 2004. No valuation allowance has been provided for our net tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets. Because we were an S corporation during 2003 there was no comparable income tax benefit for that year. On a pro forma basis, had we been a C corporation for 2003, we would have had a tax provision of $0.7 million for the year.
      Net income. We had net income of $1.4 million in fiscal 2004 compared to net income of $1.6 million in 2003. If we had been taxed as a C corporation in 2003, our net income would have been $1.0 million for that period.

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
Seasonality and Quarterly Fluctuations
      The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 4, 2003

	First	Second	Third	Fourth

Net sales	$32,059,325	$39,405,673	$36,259,634	$43,423,178
Gross profit	10,041,763	11,719,538	8,396,851	14,636,342
Operating expenses	9,310,187	10,898,445	11,070,057	12,661,145
Operating income (loss)	731,576	821,093	(2,673,206)	1,975,197

	Fiscal Year Ended January 3, 2004

	First	Second	Third	Fourth

Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,608,275	11,442,752	9,278,577	16,497,356
Operating expenses	10,472,365	10,261,703	9,850,830	10,784,301
Operating income (loss)	(2,864,090)	1,181,049	(572,253)	5,713,055

	Fiscal Year Ended January 1, 2005

	First	Second	Third	Fourth

Net sales	$34,305,013	$38,904,743	$31,589,495	$45,715,412
Gross profit	9,741,953	12,600,049	7,030,918	17,274,878
Operating expenses	10,978,954	10,988,298	11,356,971	12,250,179
Operating income (loss)	(1,237,001)	1,611,751	(4,326,053)	5,024,699
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
      In addition to our normal seasonal fluctuations, some events, in particular the Easter holiday, shift between fiscal quarters in some years due to the nature of our fiscal year. This shift can influence our quarterly comparable results. For example, Easter occurred during the first quarter of fiscal year 2002, while in most years, including fiscal years 2003 and 2004, Easter occurred during the second quarter.
      Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores or acquiring stores.

Liquidity and Capital Resources
      On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares in satisfaction of the underwriters’ over-allotment option. We received net proceeds of approximately $15.5 million in the offering. See “— Initial Public Offering” below for more information.
      At January 1, 2005, we had total assets of $49.4 million and shareholders’ equity of $27.1 million compared to total assets of $29.9 million and shareholders’ equity of $3.3 million at January 3, 2004. At January 1, 2005, we had net working capital of $11.2 million, and $12.4 million of unused borrowing capacity under our revolving credit facility, based upon our borrowing base calculation, compared to negative net working capital of $0.8 million and $5.6 million of unused borrowing capacity at January 3, 2004.
      The improvement in our financial position primarily relates to the proceeds from our initial public offering, the conversion of our subordinated debentures and redeemable Class A and Class B common stock into common stock, and our net income in 2004.
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
      We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.
      Assuming the consummation of the Private Placement, we expect to receive approximately between $7.25 million and $7.5 million in net proceeds. If the Private Placement were not to close, we would expect to open 25-30 new stores in fiscal 2006, substantially all in our new format. Pending use of the net proceeds, the Private Placement would improve our financial position and liquidity and allow us to accelerate our expansion plans. We expect to use the net proceeds from the Private Placement to open additional stores, remodel existing stores, repay indebtedness under our revolving line of credit and for other working capital purposes. We expect the net proceeds of the Private Placement to allow us to open an additional 10 stores in the fall of 2005 and to target the opening of 35-40 new stores in fiscal 2006, substantially all in the new format. We expect the Private Placement to close in early April, but it is subject to closing conditions.

Operating activities
      For fiscal year 2004, our net cash provided by operations was $6.8 million compared to net cash provided by operations of $8.9 million in fiscal year 2003, a decrease of $2.1 million. The primary causes of this decrease were decreased operating income in 2004 and a $4.0 million increase in inventories in 2004 compared to a $1.5 million decrease in inventories in 2003. The year-to-year inventory changes relate primarily to the 17 new stores opened in 2004 and to higher in-transit inventory levels at the end of fiscal year 2004 as we prepared for an early Easter in 2005.
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
      We are committed under noncancelable operating leases for all store and office spaces, expiring at various dates through 2020. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 1, 2005, our lease payment obligations under these leases totaled $18.9 million for fiscal year 2005, and an aggregate of $138.1 million through 2020.

Investing activities
      In fiscal year 2004, our cash used in investing activities amounted to $11.4 million compared to $2.4 million for fiscal year 2003. During each year, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. A substantial portion of the 2004 capital expenditures relate to new and remodeled stores opened during the third and fourth quarters of 2004.
      Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. As of March 28, 2005, we have opened 5 new stores in fiscal 2005. We plan to open approximately 25 to 30 new stores in fiscal year 2005 and 10 new stores in fiscal year 2006. In addition, we anticipate using the net proceeds from the Private Placement to open an additional 10 stores in fiscal 2005 and 35-40 new stores in fiscal 2006. Capital expenditures for a new store including point of sale equipment are expected to average approximately $225,000 to $275,000. We generally receive landlord allowances in connection with new stores averaging $25,000 to $75,000. The average cash inventory investment for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $200,000 to $275,000. For stores that do not warrant this level of investment, the costs to remodel are approximately $40,000. We remodeled 14 stores during fiscal 2004. As of March 28, 2004, we completed the remodeling of 5 stores.
      Prior to the impact of the Private Placement, in connection with store openings and remodelings, we have projected our capital expenditures in fiscal year 2005 to be approximately $12.2 million.

Financing activities
      In fiscal year 2004, our net cash provided by financing activities was $10.7 million compared to net cash used in financing activities of $5.9 million in fiscal year 2003, a difference of $16.6 million, due primarily to the proceeds of our IPO. In fiscal year 2004, we used cash to repay the $2.2 million balance on our revolving notes payable, repay all of our outstanding debt obligations and make principal payments on our capital lease obligations. In fiscal year 2003, we made net repayments on our revolving note payable of $4.8 million and made principal payments on our debt and capital lease obligations.
      As of January 1, 2005, the aggregate payments remaining on our capital lease obligations were approximately $1.8 million through 2008, including $0.9 million due in fiscal year 2005, compared to remaining aggregate payments of $3.2 million as of January 3, 2004.
      We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. Prior to September 1, 2004, when our credit agreement was amended, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum, which was equal to 4.75% per annum at January 3. 2004. If contingencies identified in the agreement occur, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate of LIBOR (as defined in the agreement) plus a margin rate per annum to a designated portion of the outstanding balance for a minimum of 30 days by entering into a basis swap. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based substantially on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we were required to pay a facility fee of $3,000 per month. Pursuant to an amendment effective September 1, 2004, the margin on our base rate loans was reduced from 0.75% per annum to 0% per annum, the margin on our LIBOR loans was reduced from 3.00% per annum to 1.75% to 2.25% per annum and our monthly facility fee was reduced from $3,000 to $2,000. The applicable interest rate under the facility as of January 1, 2005 was 5.25%. As part of that amendment, we agreed to pay a fee to Fleet of $62,500. In addition, we must pay 0.25% per annum of the remaining unborrowed loan capacity under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

      At January 3, 2004, we had $2.2 million outstanding under the revolving credit facility, at a 4.28% effective interest rate per annum, and approximately $5.6 million of unused borrowing capacity available under the revolving credit facility, based upon our borrowing base calculations. As of January 1, 2005, we had no outstanding balance under our credit facility and had approximately $12.4 million in availability. We repaid the outstanding balance on the credit facility during the first quarter of 2004 from the proceeds of our IPO. On October 25, 2004, we made our first draw on our revolving credit agreement since we repaid the balance from the proceeds of our initial public offering in February 2004. The highest outstanding balance on our facility during fiscal 2004 was $5.7 million prior to our initial public offering and $2.7 million after our initial public offering. As of March 25, 2005, we had an outstanding balance of $4.6 million and approximately $11.8 million of unused borrowing capacity, based on our borrowing base calculations. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
      Our credit facility includes financial and other covenants relating to, among other things, compliance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, and restricting dividends and the repurchase of our stock. In the event that we were to violate any of these covenants, or violate the provisions of any of our other lending arrangements or of more than 10% of our leases, the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. Pursuant to an amendment effective September 1, 2004, a financial covenant relating to capital expenditures was eliminated and the maturity date of the credit facility was extended to August 31, 2008. As part of the amendment, our lender also released Mr. Edison’s $500,000 limited guaranty of collection under the facility.
      We had two other long-term debt commitments outstanding at January 3, 2004, both of which were subordinate to our credit facility. One was a subordinated note, which required quarterly principal and interest payments of up to $50,000 over the term of the loan through January 2008. This note was secured by a security agreement and a $393,000 standby letter of credit. The balance on this loan was approximately $360,000 at January 3, 2004. The other long-term commitment consisted of a $500,000 secured subordinated note payable to a venture capital institution, which is due at maturity on March 1, 2004 and a related warrant to purchase 76,907 shares of our common stock, which was redeemable for $850,000 on March 1, 2004. All of these obligations were repaid during the first quarter of 2004 from the proceeds from our IPO. Prior to the IPO, certain of our shareholders had mandatory redemption rights. These rights were terminated upon the consummation of the IPO.
      We sold $4.9 million of our subordinated convertible debentures due 2007 in a private offering during the first quarter of fiscal year 2002. We used the net proceeds from the sale of the debentures to finance the Sam & Libby acquisition, to repay a portion of the amounts borrowed under our credit facility and to provide capital for future store openings. On January 2, 2004, we exchanged all of our subordinated convertible debentures for new subordinated convertible debentures in the same aggregate principal amount. The new subordinated convertible debentures bore interest at 9%, increasing over time to 11.0% per annum. The new subordinated convertible debentures would have matured, if not earlier converted, on April 4, 2007. The new subordinated convertible debentures automatically converted into an aggregate of 653,331 shares of our common stock at a fixed exercise price of $7.50 upon our IPO. We have registered the common stock issued in connection with the conversion of the subordinated convertible debentures.

Initial Public Offering
      On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used all of the net proceeds received from the initial public offering in 2004 to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Pending use of the proceeds, we invested in short-term, investment-grade interest bearing instruments.
      In connection with our initial public offering, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At October 2, 2004, we had 5,102,481 shares of common stock outstanding.
      In connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrants were restricted from sale, transfer, assignment, pledge or hypothecation by any person until February 10, 2005, except to some directors, officers, employees and affiliates of the representatives of the underwriters. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. In addition, we are required for a five year period, (i) at the request of a majority of the warrant holders, to use our best efforts to file one registration statement, at our expense, covering the sale of the shares of common stock underlying the warrants and (ii) at the request of any holders of warrants, to file additional registration statements covering the shares of common stock underlying the warrants at the expense of those holders. We are required to maintain the effectiveness of any demand registration statement for up to nine consecutive months. Except for the registration rights that we have granted to the prior holders of our subordinated convertible debentures, we agreed not to make any registered offering of our securities, with limited exceptions, or to include any other shares on any such demand registration statement, at any time that we are required to maintain the effectiveness of a demand registration statement, without first obtaining the consent of a majority of the holders of warrants and warrant shares that are not then held by the public or by us or other excepted persons who have a relationship with us and our affiliates. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of the initial public offering. We have also agreed not to offer, sell or grant any securities convertible or exchangeable for common stock to any of our directors, officers or employees at an exercise price less that $7.75 per share for a period of three years after February 5, 2004, without the prior written consent of the representatives.
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
Private Placement
      The information set forth in Item 1 of this report under “Item 1. Business — Entry into Agreement for Private Placement” is incorporated herein by reference.
Off-Balance Sheet Arrangements
      At January 1, 2005 and January 3, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
      The following table summarizes our contractual obligations as of January 1, 2005:

	Payments Due in Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$—	$—	$	$—	$—
Capital lease obligations(1)	1,802,880	935,051	792,806	75,023	—
Operating lease obligations(2)	138,141,663	18,867,539	34,608,991	30,050,371	54,614,762
Purchase obligations(3)	23,162,182	23,153,819	8,363	—	—
Other long-term liabilities	—	—	—	—	—
Total	$163,106,725	$42,956,409	$35,410,160	$30,125,394	$54,614,762

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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
      Our consolidated financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1 and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2004.
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
      In February 2005, the Company, in consultation with its Audit Committee and its independent registered public accountants, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which was reflected in an amended Annual Report on Form 10-K/ A for fiscal year 2003 which was filed with the SEC on March 21, 2005, and for the first thirty-nine weeks of 2004, which was reflected in amended Quarterly Reports on Form 10-Q/ A which were filed with the SEC on March 21, 2005.
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
      The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (January 1, 2005), in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 9B.	Other Information.
      None.
PART III.

Item 10.	Directors and Executive Officers of the Registrant.
      Information set forth in the Company’s 2005 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of March 28, 2005 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.
Executive Officers of the Registrant
      Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	49	Chairman of the Board and Chief Executive Officer
Michele A. Bergerac	49	President and Director
Mark D. Ianni	44	Executive Vice President — General Merchandise Manager
Lawrence L. Spanley, Jr.	58	Executive Vice President — Chief Financial Officer, Treasurer and Secretary
Stanley K. Tusman	58	Executive Vice President — Inventory and Information Management
Joseph R. Vander Pluym	53	Executive Vice President — Stores
      Peter A. Edison has over 27 years of experience in the fashion and apparel industry. Between 1986 and 1997, Mr. Edison served as director and as an officer in various divisions of Edison Brothers Stores, Inc., including serving as the Director of Corporate Development for Edison Brothers, President of Edison Big & Tall, and as President of Chandlers/ Sacha of London. He also served as Director of Marketing and Merchandise Controller, and in other capacities, for Edison Shoe Division. Mr. Edison received his M.B.A. in 1981 from Harvard Business School, and currently serves as chairman of the board of directors of Dave & Busters, Inc. He has served as our Chairman of the Board and Chief Executive Officer since October 1997.
      Michele A. Bergerac has over 27 years of experience in the junior and contemporary women’s shoe business including a 17-year career in various divisions of the May Company and five years with Bakers. Ms. Bergerac started at Abraham & Straus as an Assistant Buyer. Her buying and merchandising career with the May Company included positions at G. Fox, May Corporate, May Company California and Foley’s, where she was the Vice President of Footwear, prior to being hired by Edison Brothers as President of Edison Footwear Group in 1998. Ms. Bergerac has served as our President since June 1999.
      Mark D. Ianni has over 24 combined years with Edison Brothers and Bakers as an experienced first-cost buyer, having held various positions, including Merchandiser, Associate Buyer, Senior Dress Shoe Buyer, Tailored Shoe Buyer and Divisional Merchandise Manager of Dress Shoes prior to his current position of General Merchandise Manager. Mr. Ianni has served as our Executive Vice President — General Merchandise Manager since June 1999.
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
      Joseph R. Vander Pluym is a 30-year veteran of store operations with a track record of building and motivating high energy, high service field organizations. Mr. Vander Pluym spent 20 years at the 700-store Merry Go Round chain, where he served as Executive Vice President of Stores for Merry Go Round and Boogie’s Diner Stores. He served as Vice President of Stores for Edison Footwear Group for two years and as Vice President of Stores for Lucky Brand Apparel Stores for approximately six months prior to joining Bakers. Mr. Vander Pluym has served as either our Vice President — Stores or our Executive Vice President — Stores since June 1999.
      Edison Brothers Stores, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. After an unsuccessful reorganization, Edison Brothers refiled for bankruptcy on March 9, 1999 and immediately commenced a liquidation of all its assets.
      Each of the executive officers has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2005 Proxy Statement under the caption “Executive Compensation  — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2005 Proxy Statement are incorporated by this reference.
Code of Ethics
      The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form  10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2005 Proxy Statement is incorporated herein by this reference. No other sections of the 2005 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.
      The information set forth in the Company’s 2005 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information set forth in the Company’s 2005 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

Equity Compensation Plan Information
      As of January 1, 2005, we have only the Baker Footwear Group, Inc. 2003 Stock Option Plan (the “2003 Plan”) under which our equity securities are authorized for issuance to employees or non-employee directors in exchange for goods or services. The 2003 Plan was approved by our shareholders prior to the consummation of our initial public offering.
      The following table shows for this plan the number of shares of common stock to be issued upon exercise of options outstanding at January 1, 2005, the weighted average exercise price of those options, and the number of shares of common stock remaining available for future issuance, excluding shares to be issued upon exercise of outstanding options. We do not have any equity compensation plans assumed by us in mergers.
Equity Compensation Plan Table

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation Plans
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding Options,	to be Issued Upon
Plan Category	Options, Warrants and Rights	Warrants and Rights	Exercise)

Equity compensation plans approved by security holders(1)	568,592	$4.09	300,400

Total	568,592	$4.09	300,400

(1)	Prior to our initial public offering, we had a predecessor stock option plan in effect which allowed us to grant nonqualified stock options. Under the 2003 Plan, which was approved by our shareholders as of January 3, 2004, all of the options granted under the predecessor stock option plan are deemed to be covered by the 2003 Plan. All of the option holders under the predecessor plan also agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. At January 1, 2005, under the 2003 Plan, there was a total of 268,992 shares of common stock to be issued upon exercise of outstanding and fully exercisable options at a weighted average exercise price of $0.01 per share. On February 10, 2004, after the consummation of our initial public offering, we granted nonqualified stock options to purchase 304,500 shares of our common stock to certain of our employees and directors at an exercise price of $7.75 per share, the initial public offering price, pursuant to the 2003 Plan. Of these options, as of January 1, 2005, options relating to 4,900 shares have been forfeited. The options vest in five equal annual installments beginning on the first anniversary of the date of grant. As of January 1, 2005, 300,400 shares of common stock remain available for future issuance (excluding shares to be issued upon exercise of outstanding options). See Note 15 to the Financial Statements.
      The information set forth under the caption “Executive Compensation — 2003 Stock Option Plan” in the Company’s 2005 Proxy Statement is incorporated herein by reference. No other sections of the 2005 Proxy Statement are incorporated by this reference.

Item 13.	Certain Relationships and Related Transactions.
      The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.
      The section of the 2005 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Documents filed as part of this Report:

1. Financial Statements: The financial statements commence on page F-1. The Index to Financial Statements on page F-1 is incorporated herein by reference.

2. Financial Statement Schedules: All information schedules have been omitted as the required information is inapplicable, not required, or other information is included in the financial statement notes.

3. Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.1.1, 10.2, 10.5, 10.8, 10.9, 10.13 through 10.16 and 10.20 through 10.25. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form  10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERS FOOTWEAR GROUP, INC.
April 1, 2005

By	/s/ PETER A. EDISON

Peter A. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Edison (Peter A. Edison)	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)	April 1, 2005

* (Lawrence L. Spanley, Jr.)	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 1, 2005

* (Andrew N. Baur)	Director	April 1, 2005

* (Michele Bergerac)	Director	April 1, 2005

* (Timothy F. Finley)	Director	April 1, 2005

* (Harry E. Rich)	Director	April 1, 2005

* (Scott C. Schnuck)	Director	April 1, 2005

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ PETER A. EDISON

Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2		Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1		Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4	.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4	.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4	.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company and the selling shareholders named therein (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4	.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures. (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.3		Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4		Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Group Inc. (f/k/a Fleet Retail Finance, Inc.), the selling shareholders named therein and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5		Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6		Form of common stock certificate. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7		Warrants issued by the Company to representatives of the underwriters, or their designees. (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan.

10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

Exhibit
Number		Description

10.3		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.4		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.5		Consultant Agreement dated May 18, 2001 by and between the Company and Mark H. Brown & Associates, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.6		Letter of Understanding Between Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).

10.7		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).

10.8		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.9		Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.10		Amended and Restated Loan and Security Agreement dated June 11, 2002 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) and the Company (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.1	First Amendment to Amended and Restated Loan and Security Agreement dated February 20, 2003 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) and the Company (incorporated by reference to Exhibit 10.17.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.2	Amended & Restated Intercreditor Subordination Agreement among the Company, Mississippi Valley Capital, LLC and Fleet Retail Group Inc. (f/k/a Fleet Retail Finance, Inc.) dated April 8, 2003 (included in Exhibit 10.10.1).

10	.10.3	Security Agreement in favor of Mississippi Valley Capital, LLC dated January 31, 2003, (included in Exhibit 10.10.1).

10	.10.4	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) and the Company (incorporated by reference to Exhibit 10.17.4 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.5	Third Amendment and Waiver and Consent Agreement dated January 2, 2004 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) and the Company (incorporated by reference to Exhibit 10.17.5 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10	.10.6	Limited Guaranty of Collection by Peter Edison in favor of Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) dated as of January 18, 2000 (incorporated by reference to Exhibit 10.17.6 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10	.10.7	Fourth Amendment and Waiver and Consent Agreement dated January 28, 2004 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10	.10.8	Form of Revolving Credit Note in favor of Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance, Inc.) dated as of January 18, 2000 (included in Exhibit 10.10).

Exhibit
Number		Description

10	.10.9	Confirmation and Release of Guaranty Agreement by Peter Edison dated as of June 11, 2002 (included in Exhibit 10.10).

10	.10.10	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 1, 2004, by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.10 to the Company’s Current Report on Form 8-K, filed September 10, 2004).

10	.10.11	Termination of Guaranty between Peter A. Edison and Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) (incorporated by reference to Exhibit 10.17.11 to the Company’s Current Report on Form 8-K, filed September 10, 2004).

10.11		Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563).

10.12		Software License Agreement dated June 3, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.13		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.14		Employment Agreement dated December 12, 2003 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.21 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.15		Employment Agreement dated December 12, 2003 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.22 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.16		Employment Agreement dated December 17, 2003 by and between the Company and Lawrence Spanley, Jr. (incorporated by reference to Exhibit 10.23 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.17		Amendment to Software License Agreement and Software Support Agreement dated June 4, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.18		Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.19		Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co. Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow Inc., as representatives of the underwriters named therein. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.20		Letter to Peter Edison dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.21		Letter to Michele Bergerac dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.22		Letter to Mark Ianni dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.23		Letter to Stan Tusman dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

Exhibit
Number	Description

10.24	Letter to Joe Vander Pluym dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.25	Letter to Larry Spanley dated March 1, 2004 outlining the 2004 bonus levels. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 16 of the Financial Statements).

14.1	Code of Business Conduct. (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563).

23.1	Consent of Independent Registered Public Accounting Firm .

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS
Years Ended January 3, 2004 and January 1, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bakers Footwear Group, Inc.
      We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 1, 2005 and January 3, 2004 and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 1, 2005 and January 3, 2004 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
March 9, 2005, except for

paragraphs 1 and 2
of Note 20, as to which the
dates are March 10, 2005 and
March 31, 2005, respectively

BAKERS FOOTWEAR GROUP, INC.
BALANCE SHEETS

	January 3,	January 1,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$574,475	$6,675,135
Accounts receivable	1,051,854	1,237,450
Other receivables	186,011	645,855
Inventories	12,780,256	16,790,753
Prepaid expenses and other current assets	1,029,908	1,048,347
Deferred income taxes	—	1,904,963

Total current assets	15,622,504	28,302,503
Property and equipment, net	13,395,838	20,714,211
Other assets	922,825	353,994

Total assets	$29,941,167	$49,370,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,529,652	$6,662,044
Accrued expenses	5,986,873	7,457,043
Sales tax payable	1,257,294	1,422,716
Deferred income	809,122	914,814
Revolving credit agreement	2,169,474	—
Class A stock purchase warrants	837,500	—
Class A stock redemption obligation	210,799	—
Current maturities of capital lease obligations	947,332	667,698
Current maturities of long-term subordinated debt	645,501	—

Total current liabilities	16,393,547	17,124,315
Long-term subordinated debt, less current maturities	214,409	—
Obligations under capital leases, less current maturities	1,347,112	679,414
Accrued rent liabilities	2,597,770	3,686,119
Deferred income taxes	—	806,323
Class A stock purchase warrants	—	—
Class A stock redemption obligation	1,178,527	—
Class B stock redemption obligation	455,316	—
Subordinated convertible debentures	4,500,000	—
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at January 1, 2005	—	510
Class A stock, $0.001 par value; 3,000,000 shares authorized, 1,426,188 shares outstanding at January 3, 2004	1,426	—
Class B stock, $0.001 par value; 500,000 shares authorized, no shares outstanding	—	—
Class C stock, $0.001 par value; 1,500,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	3,756,814	25,623,630
Retained earnings (accumulated deficit)	(503,754)	1,450,397

Total shareholders’ equity	3,254,486	27,074,537

Total liabilities and shareholders’ equity	$29,941,167	$49,370,708

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 4,	January 3,	January 1,
	2003	2004	2005

Net sales	$151,147,810	$148,223,553	$150,514,663
Cost of merchandise sold, occupancy, and buying expenses	106,353,316	103,396,593	103,866,865

Gross profit	44,794,494	44,826,960	46,647,798
Operating expenses:
Selling	30,836,538	29,599,090	31,366,210
General and administrative	11,178,931	11,454,347	13,529,986
Loss on disposal of property and equipment	95,785	188,629	475,405
Impairment of long-lived assets	120,114	127,133	202,801
Write-off of deferred initial public offering costs	1,708,466	—	—

Operating income	854,660	3,457,761	1,073,396
Other income (expense):
Interest expense	(1,626,306)	(1,671,739)	(936,607)
State income tax (expense) benefit	163,645	(67,819)	—
Other income (expense), net	(106,796)	(88,297)	328,744

Income (loss) before cumulative effect of change in accounting and income taxes	(714,797)	1,629,906	465,533
Benefit from income taxes	—	—	(962,468)

Income (loss) before cumulative effect of change in accounting	(714,797)	1,629,906	1,428,001
Cumulative effect of change in accounting	2,774,899	—	—

Net income	$2,060,102	$1,629,906	$1,428,001

Net income per common share:
Basic	$1.36	$0.90	$0.31

Diluted	$0.96	$0.77	$0.28

Unaudited pro forma income tax information (Note 13):
Income (loss) before cumulative effect of change in accounting and income taxes	$(878,442)	$1,697,725
Provision for (benefit from) income taxes	(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	(576,079)	1,039,967
Cumulative effect of change in accounting, net of taxes	1,763,934	—

Net income	$1,187,855	$1,039,967

Net income per common share:
Basic	$0.75	$0.49

Diluted	$0.54	$0.47

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A, Class B, and
	Common Stock		Class C Common Stock
							Retained
	Shares		Shares		Additional	Deferred	Earnings
	Issued and		Issued and		Paid-In	Stock	(Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Compensation	Deficit)	Total

Balance at January 5, 2002	—	$—	1,426,188	$1,426	$3,608,740	$(371,286)	$(1,840,550)	$1,398,330
Distributions to shareholders	—	—	—	—	—	—	(1,820,172)	(1,820,172)
Compensation cost from stock option grants	—	—	—	—	—	243,665	—	243,665
Accretion of Class A redeemable stock	—	—	—	—	—	—	(55,114)	(55,114)
Accretion of Class B redeemable stock	—	—	—	—	—	—	(58,575)	(58,575)
Net income	—	—	—	—	—	—	2,060,102	2,060,102

Balance at January 4, 2003	—	—	1,426,188	1,426	3,608,740	(127,621)	(1,714,309)	1,768,236
Distributions to shareholders	—	—	—	—	—	—	(75,949)	(75,949)
Compensation cost from stock option grants	—	—	—	—	148,074	127,621	—	275,695
Accretion of Class A redeemable stock	—	—	—	—	—	—	(126,629)	(126,629)
Accretion of Class B redeemable stock	—	—	—	—	—	—	(216,773)	(216,773)
Net income	—	—	—	—	—	—	1,629,906	1,629,906

Balance at January 3, 2004	—	—	1,426,188	1,426	3,756,814	—	(503,754)	3,254,486
Adjust accumulated deficit and shareholder distributions to reflect conversion from S Corporation to C Corporation	—	—	—	—	(442,140)	—	503,754	61,614
Accretion of Class A redeemable stock	—	—	—	—	—	—	(116,854)	(116,854)
Accretion of Class B redeemable stock	—	—	—	—	—	—	139,250	139,250
Exchange of Class A and B common stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,823,475	—	—	1,822,246
Shares issued in connection with Initial Public Offering	2,484,000	248	—	—	15,530,745	—	—	15,530,993
Conversion of convertible debentures into common stock	653,331	65	—	—	4,954,736	—	—	4,954,801
Net income	—	—	—	—	—	—	1,428,001	1,428,001

Balance at January 1, 2005	5,102,481	$510	—	$—	$25,623,630	$—	$1,450,397	$27,074,537

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 4,	January 3,	January 1,
	2003	2004	2005

Operating activities
Net income	$2,060,102	$1,629,906	$1,428,001
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	(2,774,899)	—	—
Depreciation and amortization	2,595,842	2,941,110	3,368,834
Deferred income taxes	—	—	(1,098,640)
Amortization of deferred debt issuance costs	92,286	20,415	—
Stock-based compensation expense	243,665	275,695	—
Beneficial conversion of subordinated debentures	—	—	163,333
Amortization of debt discount	124,160	12,447	9,820
Accretion of stock warrants	140,094	150,640	12,500
Impairment of long-lived assets	120,114	127,133	202,801
Loss on disposal of property and equipment	95,785	188,629	475,405
Changes in operating assets and liabilities:
Accounts receivable and other receivables	233,175	(243,609)	(645,441)
Inventories	(2,989,356)	1,499,346	(4,010,497)
Prepaid expenses and other current assets	(48,630)	(399,124)	(18,439)
Other assets	(90,853)	(454,483)	510,369
Accounts payable	(41,264)	562,712	3,132,392
Accrued expenses and deferred income	(618,421)	2,151,187	2,156,394
Accrued rent liabilities	905,817	452,912	1,088,349

Net cash provided by operating activities	47,617	8,914,916	6,775,181
Investing activities
Purchase of property and equipment	(7,160,161)	(2,404,538)	(11,409,438)
Proceeds from sale of property and equipment	1,793	2,914	44,025

Net cash used in investing activities	(7,158,368)	(2,401,624)	(11,365,413)
Financing activities
Net advances (repayments) under revolving notes payable	4,391,942	(4,873,744)	(2,169,474)
Proceeds from issuance of subordinated convertible debentures	4,900,000	—	—
Net proceeds from Initial Public Offering	—	—	15,530,993
Payments to retire stock warrants	—	—	(850,000)
Principal payments under capital lease obligations	(591,000)	(844,223)	(947,332)
Principal payments of subordinated debt	(265,321)	(219,901)	(859,910)
Cash distributions to shareholders	(1,820,172)	(949)	(13,385)

Net cash provided by (used in) financing activities	6,615,449	(5,938,817)	10,690,892

Net increase (decrease) in cash and cash equivalents	(495,302)	574,475	6,100,660
Cash and cash equivalents at beginning of period	495,302	—	574,475

Cash and cash equivalents at end of period	$—	$574,475	$6,675,135

Supplemental disclosures of cash flow information
Cash paid for state income taxes	$106,685	$31,126	$142,735

Cash paid for interest	$1,019,404	$1,650,270	$776,580

Noncash investing and financing transactions
Capital lease obligations	$718,804	$1,021,500	$—

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
January 1, 2005

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
      As discussed in Note 2, on February 10, 2004, the Company completed an initial public offering (IPO).

Accounting Period
      The Company’s accounting period is based upon a retail calendar, ending on the Saturday nearest January 31. The Company’s fiscal year ends four weeks prior to a retail calendar. The fiscal years ended January 4, 2003, January 3, 2004, and January 1, 2005 were 52-week periods.
      As discussed in Note 20, on March 10, 2005, the Company changed its fiscal year end to the standard retail calendar, ending on the Saturday nearest January 31. After a four week transition period ending January 29, 2005, the Company’s next fiscal year end will be January 28, 2006. This change in fiscal years has no impact on the presentation of these financial statements.

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

Cash and Cash Equivalents
      The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. During periods when the Company has outstanding balances on its revolving credit agreement, substantially all cash is held in depository accounts where disbursements are restricted to payments on the revolving credit agreement and the Company’s disbursing accounts are funded through draws on the revolving credit agreement. During periods when the Company does not have outstanding balances on its revolving credit agreement, it invests cash in a money market mutual fund as well as in its depository accounts.

Inventories
      Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, management considers current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory,

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
among other factors. The ultimate amount realized from the sale of inventories could differ materially from management’s estimates.

Property and Equipment
      Property and equipment are stated at cost. Costs related to software developed for internal use, including internal payroll costs, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives ranging from three years to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life of the assets. Costs of repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets
      At least annually, management determines whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.
      The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the years ended January 4, 2003, January 3, 2004 and January 1, 2005, the Company recorded $120,114, $127,133, and $202,801, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

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
      The Company recognizes rent expense for each lease on the straight line basis, first aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, net of any negotiated landlord allowances and exclusive of any executory costs, and then allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the noncancelable term of the lease. The Company records the difference between the recognized rent expense and amounts payable or receivable under the leases as accrued rent liabilities on the accompanying balance sheets.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Many of the leases covering retail stores require contingent rentals based on retail sales volume in addition to the minimum monthly rental charge. The Company records expense for contingent rentals during the period in which the retail sales volume exceeded the respective targets or when management determines that it is probable that such targets will be met.

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
      Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended	Year Ended	Year Ended
	January 4,	January 3,	January 1,
	2003	2004	2005

Net income as reported	$2,060,102	$1,629,906	$1,428,001
Add: Stock based compensation expense included in net income as reported	243,665	275,695	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(243,665)	(275,695)	(366,030)

Pro forma net income	$2,060,102	$1,629,906	$1,061,971

Basic earnings per share:
As reported	$1.36	$0.90	$0.31
Pro forma	$1.36	$0.90	$0.23
Diluted earnings per share:
As reported	$0.96	$0.77	$0.28
Pro forma	$0.96	$0.77	$0.21
      The weighted-average fair value of options granted during the year ended January 1, 2005 was $4.68. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3%, expected volatility of 64%, and expected option life of 6 years.
      The fair value of options granted in years prior to the IPO was estimated using the minimum value option pricing model, which does not consider stock price volatility, because the Company did not have actively traded equity securities For the year ended January 3, 2004, the fair value of the Company’s stock-based awards was estimated assuming no dividends, a risk-free interest rate of 4%, and expected option life of 4 years.
      The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future periods due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Marketing Expense
      The Company expenses costs of marketing and advertising, including the cost of newspaper and magazine advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense totaled $927,044 $469,242, and $555,940 for the years ended January 4, 2003 January 3, 2004, and January 1, 2005, respectively.
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
      At January 3, 2004 the Company had deferred $733,933 of costs incurred to date, included in other assets in the accompanying balance sheet, related to the resumption of the IPO process. Upon consummation of the IPO on February 10, 2004 these costs, along with IPO costs incurred subsequent to January 3, 2004, were charged against additional paid-in capital. See Note 2 for discussion of the completion of the IPO.
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
Income Taxes
      Prior to January 4, 2004, the Company elected, by the consent of its shareholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the Code). Under the Subchapter S provisions of the Code, the shareholders include the Company’s operating results in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income tax. However, the Company was subject to income taxes in certain states in which it conducts business.
      In connection with the IPO, effective January 4, 2004, the Company elected, by the consent of its shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Disclosures regarding accounting for income taxes as of and for the year ended January 1, 2005 are at Note 12.
      The unaudited pro forma income tax information included in the statements of operations and Note 13 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company were a C corporation and thus subject to federal and certain state income taxes for periods prior to January 4, 2004.
Distributions to Shareholders
      Through January 3, 2004, the Company was an S Corporation and the shareholders, rather than the Company, were responsible for federal and most state and local income tax liabilities related to the taxable income generated by the Company. The Company’s policy was to make periodic distributions to its shareholders in amounts estimated to be sufficient to allow the shareholders to pay the income taxes on their proportionate share of the Company’s taxable income. In certain states where the Company has operations, the Company made such shareholder distributions in connection with filing composite income tax returns on

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
behalf of the shareholders. Total distributions to shareholders were $1,820,172 and $75,949 for the years ended January 4, 2003 and January 3, 2004, respectively. Distributions recorded for the year ended January 3, 2004 included accrued distributions of $75,000 at January 3, 2004 related to composite state income tax returns to be filed for the year then ended. Upon filing final S Corporation income tax returns for the year ended January 3, 2004, the Company determined that distributions were over accrued at January 3, 2004 by $61,614, and, as a result, the Company adjusted paid-in capital in connection with the conversion to a C corporation by that amount.
Store Lease Acquisitions
      In March 2002, the Company completed the acquisition of 33 store leases from SLJ Retail, LLC (SLJ) for a purchase price of $1,800,000. The assets purchased consisted of all of the seller’s leasehold interests relating to the 33 stores, as well as all furniture, fixtures, and equipment located in the respective stores. The total consideration paid was allocated to leasehold improvements and fixtures.
Deferred Income
      The Company has a frequent buying program where customers can purchase a frequent buying card entitling them to a 10% discount on all purchases for a 12-month period. The Company ratably recognizes the revenue from the sale of the card over the 12-month life of the card and records the related discounts at the point of sale when the card is used.
      The Company recognized income of $597,118, $1,144,210, and $1,671,282, for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $791,114, $1,489,160, and $2,032,178 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.
Business Segment
      The Company has one business segment that offers the same principal product and service in various locations throughout the United States.
Shipping and Handling Costs
      The Company incurs shipping and handling costs to ship merchandise to its customers primarily related to sales orders received through the Company’s Web site. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $70,151, $93,017, and $201,329 for the years ended January 4, 2003, January 3, 2004, and January 1. 2005, respectively.
Goodwill
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
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

2.	Initial Public Offering
      On February 10, 2004, the Company completed its IPO and sold 2,160,000 shares of common stock at $7.75 per share. On March 12, 2004, the Company sold an additional 324,000 shares of common stock at $7.75 per share when the underwriters exercised their over-allotment option. The net proceeds to the Company were approximately $15,531,000 after deducting the underwriting discount and other expenses incurred in connection with the IPO.
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
      The Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters. The warrants became exercisable on February 10, 2005 and expire on February 10, 2009. At the same time, the Company entered into a two-year financial advisory agreement with one of the representatives of the underwriters in connection with any strategic or financial transactions.
      The subordinated convertible debentures were converted into 653,331 shares of common stock at a conversion rate of $7.50 per share. The Company recognized a beneficial conversion expense of $163,333 for the difference between the $7.75 IPO price and the $7.50 conversion price.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment
      Property and equipment consist of the following:

	Estimated Useful	January 3,	January 1,
	Lives	2004	2005

Furniture, fixtures, and equipment	3-6 years	$9,876,056	$12,903,343
Leasehold improvements	up to 10 years	8,711,747	14,266,954
Computer equipment and software	3 years	2,616,003	3,006,633
Construction in progress		390,251	1,683,114

		21,594,057	31,860,044
Less accumulated depreciation and amortization		8,198,219	11,145,833

		$13,395,838	$20,714,211

      Depreciation and amortization of property and equipment was $2,595,842, $2,941,110, and $3,368,834 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.

4.	Accrued Expenses
      Accrued expenses consist of the following:

	January 3,	January 1,
	2004	2005

Employee compensation and benefits	$2,884,291	$2,716,204
Accrued rent	414,234	245,346
Other	2,688,348	4,495,493

	$5,986,873	$7,457,043

5.	Capital Lease Obligations
      Assets under capital leases totaling $4,218,660 and $4,134,925 at January 3, 2004 and January 1, 2005, respectively relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $1,463,335 and $2,259,210 at January 3, 2004 and January 1, 2005, respectively.
      Obligations under capital leases were $2,294,444 and $1,347,112 at January 3, 2004 and January 1, 2005, respectively.
      Future minimum lease payments at January 1, 2005 under capital leases are as follows:

Fiscal year:
2005	$935,051
2006	536,507
2007	256,299
2008	75,023

Total minimum lease payments	1,802,880
Less amount representing interest	455,768

Present value of minimum lease payments (including current portion of $667,698)	$1,347,112

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Operating Leases
      The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Future minimum lease payments, excluding executory costs, at January 1, 2005 are as follows:

Fiscal year:
2005	18,867,539
2006	18,064,804
2007	16,544,187
2008	15,597,201
2009	14,453,170
Thereafter	54,614,762

$138,141,663

      Rent expense, including occupancy costs, was $24,959,938, $26,647,996, and $27,114,210 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $343,716, $326,059, and $265,641 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.

7.	Revolving Credit Agreement
      The Company has a revolving credit agreement with a commercial bank. This agreement calls for a maximum line of credit of $25,000,000 subject to the calculated borrowing base as defined in the agreement. The revolving credit agreement matures on August 31, 2008 and is secured by substantially all assets of the Company. Interest is payable monthly at the bank’s base rate (5.25% per annum at January 1, 2005). The weighted average interest rate approximated 5.42% in 2002, 4.87% in 2003, and 5.68% in 2004. An unused line fee of 0.25% per annum is payable monthly based on the difference between $25,000,000 and the average loan balance. At January 1, 2005, the Company has approximately $12,400,000 of unused borrowing availability under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has a restrictive financial covenant requiring the Company to maintain borrowing availability greater than $1,500,000.
      The revolving credit agreement also provides that the Company can fix the interest rate on a designated portion of the outstanding balance for periods of at least 30 days based on the LIBOR (London Interbank Offered Rate) plus 1.75% to 2.50% by entering into a basis swap. Such swaps do not meet the criteria for hedge accounting and accordingly, changes in the fair value of the swaps are included in current results of operations. The basis swaps entered into during 2002, 2003 and 2004 did not have a material effect on the financial statements.
      From February 20, 2003 through February 20, 2004, the Company’s revolving credit agreement provided for a Sublimit Facility up to an additional $2,000,000, subject to certain borrowing base restrictions as defined. There were no amounts outstanding under the Sublimit Facility at January 3, 2004.
      The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At January 3, 2004 and January 1, 2005, the Company had no outstanding letters of credit.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Debt
      The following notes payable are subordinate to the revolving credit agreement and are secured by substantially all assets of the Company:

January 3,
2004

Subordinated note payable to Class B shareholders, principal and interest payable in quarterly installments of $30,000 up to $50,000 over the term of the loan, at 8% per annum through January 2008. Secured by a $393,000 standby letter of credit and personal guarantee of the principal shareholder. This note was repaid in March 2004	$359,910
Subordinated note payable, principal and interest, at 9% per annum, due January 31, 2003 Interest of $12,500 is payable quarterly. Note accretes to the original face amount of $500,000 at January 31, 2003. This note was repaid in March 2004	500,000

859,910
Less current maturities	645,501

$214,409

      On April 8, 2003, the Company entered into an amended and restated subordinated note agreement and an amended and restated warrant agreement which extended the maturity date of the subordinated note payable and the Class A stock purchase warrants to March 1, 2004. At January 4, 2003, the subordinated note payable and the Class A stock purchase warrants had balances of $487,553 and $686,860, respectively. The subordinated note payable, with a face amount of $500,000, bears interest at 10% per annum, payable quarterly. The face amount of the note is payable at maturity. The amended and restated warrant agreement provides for an increase in the minimum repurchase amount of $150,000. The warrants are accreted as interest expense, using the effective interest method to the revised minimum repurchase amount of $850,000 over the remaining term of the note. The revised minimum purchase amount of $850,000 was paid in March 2004.

9.	Subordinated Convertible Debentures
      Effective with the IPO, on February 10, 2004, the subordinated convertible debentures discussed below converted into 653,331 shares of the Company’s common stock.
      On April 4, 2002, the Company issued $4,900,000 of subordinated convertible debentures. Effective January 2, 2004, the Company exchanged these $4,900,000 principal subordinated convertible debentures (existing convertible debentures) for $4,900,000 principal subordinated convertible debentures (new convertible debentures). The new convertible debentures were recorded at fair value, or $4,500,000. In connection with the extinguishment of the existing convertible debentures, the Company wrote off the related unamortized debt issuance costs and recognized an immaterial gain.
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
      The Company established a 401(k) savings plan effective July 1, 2000, which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company contributed $0, $35,000, and $20,862 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.

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
      As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,158,043 for the impact of these amounts as a component of the provision for income taxes for the year ended January 1, 2005.
      Significant components of the benefit from income taxes on income (loss) before cumulative effect of change in accounting are as follows:

Year Ended
January 1,
2005

Current:
Federal	$—
State and local	136,172

Total current	136,172

Deferred:
Federal	(868,365)
State and local	(230,275)

Total deferred (credit)	(1,098,640)

Total benefit from income taxes	$(962,468)

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The differences between the benefit from income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations are as follows:

Year Ended
January 1,
2005

Federal income tax at 34% Statutory rate	$158,281
State and local income taxes, net of federal income taxes	14,787
Permanent differences	22,507
Conversion from S Corporation to C Corporation status	(1,158,043)

Total benefit from income taxes	$(962,468)

      Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
      The Company has a net operating loss carryforward for federal income tax purposes of approximately $1,925,000 that will expire in 2024.
      Components of the Company’s deferred tax assets and liabilities are as follows:

January 1,
2005

Deferred tax assets:
Net operating loss carryforward	$732,028
Vacation accrual	353,950
Inventory	818,985
Stock-based compensation	426,634
Accrued rent	1,413,911

Total deferred tax assets	3,745,508

Deferred tax liabilities:
Property and equipment	2,646,868

Total deferred tax liabilities	2,646,868

Net deferred tax assets	$1,098,640

13.     Pro Forma Income Taxes — Unaudited
      Effective January 4, 2004, the Company revoked its S corporation status and therefore will be subject to corporate federal and state income taxes as a C corporation. Because the Company was an S corporation through the year ended January 3, 2004, deferred taxes have not been reflected in the financial statements. The statements of operations for the years ended January 4, 2003 and January 3, 2004 include a pro forma adjustment for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109.
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

	Year Ended	Year Ended
	January 4,	January 3,
	2003	2004

Historical income (loss) before cumulative effect of change in accounting	$(714,797)	$1,629,906
State income tax expense (benefit)	(163,645)	67,819

Pro forma income (loss) before cumulative effect of change in accounting and income taxes	$(878,442)	$1,697,725

      Significant components of the pro forma provision for (benefit from) income taxes on income (loss) before cumulative effect of change in accounting are as follows:

	Year Ended	Year Ended
	January 4,	January 3,
	2003	2004

Current:
Federal	$(352,771)	$801,763
State and local	(41,503)	94,325

Total current	(394,274)	896,088
Deferred:
Federal	82,236	(213,243)
State and local	9,675	(25,087)

Total deferred (credit)	91,911	(238,330)

Total income tax (benefit) provision	$(302,363)	$657,758

      The differences between the pro forma provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations are as follows:

	Year Ended	Year Ended
	January 4,	January 3,
	2003	2004

Statutory federal income tax rate	(34.00)%	34.00%
State and local income taxes, net of federal income taxes	(4.00)%	4.00%
Permanent differences	3.58%	0.74%

Effective tax rate	(34.42)%	38.74%

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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Components of the Company’s pro forma deferred tax assets and liabilities are as follows:

January 3,
2004

Deferred tax assets:
Vacation accrual	$230,768
Inventory	693,424
Stock-based and accrued bonus compensation	536,834
Accrued rent	987,152
Other	21,660

Total deferred tax assets	2,469,838

Deferred tax liabilities:
Property and equipment	1,311,795

Total deferred tax liabilities	1,311,795

Net deferred tax assets	$1,158,043

14.	Shareholders’ Equity
      As discussed in Note 2, effective February 10, 2004 the Company completed its IPO. In connection with the IPO, all Class A, Class B and Class C common stock was converted into the Company’s new common stock. The following discussion of Class A, Class B and Class C common stock relates to their rights and privileges as of January 3, 2004.
      As of January 3, 2004, the Company had three classes of common stock: Class A, Class B, and Class C. All voting rights were vested with the Class A and Class C common stock. The Articles of Incorporation provided that all classes of common stock had equal rights with respect to distributions and liquidation preference.

Class A Stock
      All Class A shares were subject to a shareholder agreement which limited the shareholder’s ability to sell stock and provided the Company the right to purchase stock from the shareholders at a price based on net book value in certain circumstances defined in the agreement or at a price based on the appraised value of the Company in the event of the death of a Class A shareholder. The shareholder agreement provided for certain registration rights and co-sale rights in connection with an IPO.
      During fiscal 1999, the Company sold 605,595 shares of Class A stock for $2,418,116, net of issuance costs. Of the total amount sold, 284,257 shares contained put options, and these shares were classified as a Class A stock redemption obligation in the accompanying balance sheets. These options gave the option holders the right to cause the Company to redeem all, but not less than all, shares held by the individuals in June 2004 or June 2005. The purchase price for such redemption was to be equal to the greater of (a) the book value of the shares as defined in the agreement or (b) a variable minimum redemption amount based upon timeframes specified in the agreement. The difference between the minimum redemption amount and the original issue price of the shares holding put options was accreted over the redemption period.
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

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
estimate and thus impacts the periodic accretion charges on a prospective basis with no adjustment to prior periods.
      The Class A stock redemption obligation was $1,389,326 at January 3, 2004.
     Class B Stock
      Beginning after October 31, 2007 (ten years from the date of original issuance), the Company had the option to purchase all, but not less than all, of the 271,910 Class B shares held by the respective Class B shareholders, which represented all issued and outstanding shares. In the event the Company did not exercise its purchase option, the principal Class A shareholder would have the option to purchase all, but not less than all, of the outstanding Class B shares.
      Upon the death of a Class B shareholder, the Company and the principal Class A shareholder have generally the same repurchase rights and at the same price as those in place after October 31, 2007.
      The Class B shareholders also had the right to cause the Company to redeem all 271,910 Class B shares upon the Company’s final principal payment related to the outstanding subordinated note payable with these shareholders in January 2008 (see Note 9). The Class B shareholders could cause such redemption to occur earlier upon the occurrence of certain events, as defined in the agreement. The purchase price upon the redemption of the Class B shares was based on net book value per share in accordance with the agreement.
      Periodic changes in the redemption value were recognized immediately by the Company as they occurred. Thus, the carrying value of the Class B shares was adjusted to equal the redemption amount at the end of each reporting period through an offset to retained earnings. The value of the Class B stock redemption obligation was $455,316 as of January 3, 2004.
Stock Purchase Warrants
      On February 10, 2004, in connection with the IPO, the Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters. The warrants became exercisable on February 10, 2005 and expire on February 10, 2009.
      In accordance with the terms described below, on March 1, 2004, the Company retired its stock purchase warrant obligation by the payment of $850,000 to the warrant holder.
      The Company issued warrants that entitled the note holder to acquire 76,907 shares of Class A common stock at an exercise price of $0.001 per share. The note holder could also put the warrants to the Company on the maturity date of the related subordinated note, March 1, 2004. The minimum stated repurchase obligation for the warrants on that date was $850,000. At the date of issuance in fiscal 1999, the Company determined the fair value of the subordinated note payable and allocated the proceeds received between the note and warrants based on their respective fair values at the time of issuance. The value allocated to the warrants, of $307,551, was recorded as a debt discount to be charged to interest expense over the life of the notes using the effective interest method. Interest expense recorded with respect to the amortization of the debt discount was $124,160, $12,447, and $0 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.
      The warrants are being accreted, using the effective interest method, to the minimum repurchase amount of $850,000 over the term of the note as interest expense, which was $140,094, $150,640, and $12,500 for the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	Stock-Based Compensation
      The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan) under which qualified or non-qualified options to purchase up to 868,992 shares of the Company’s common stock are available to be granted to employees or non-employee directors at an option price determined by the Board of Directors, which administers the 2003 Plan. No option can be for a term of more than 10 years from the date of grant. In general, options vest at 20% per year on each annual anniversary date of the option grant. No options have been exercised since the inception of the 2003 Plan.
      Prior to the IPO, the Company had a predecessor stock option plan in effect which allowed the Company to grant nonqualified stock options. Under the 2003 Plan, all of the options granted under the predecessor stock option plan are deemed to be covered by the 2003 Plan. All of the option holders under the predecessor plan also agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions.. On February 10, 2004, after the consummation of the IPO, the Company granted nonqualified stock options to purchase 304,500 shares of common stock to certain employees and directors at an exercise price of $7.75 per share, the IPO price, pursuant to the 2003 Plan. The options vest in five equal annual installments beginning on the first anniversary of the date of grant.
      Stock option activity during the years ended January 4, 2003, January 3, 2004, and January 1, 2005 is as follows:

	Outstanding		Exercisable

	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Balance at January 5, 2002	244,274	$0.01	122,138	$0.01
Granted	—	—	—	—
Vested	—	—	61,068	0.01
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at January 4, 2003	244,274	0.01	183,206	0.01
Granted	24,718	0.01	24,718	0.01
Vested	—	—	61,068	0.01
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at January 3, 2004	268,992	0.01	268,992	0.01
Granted	304,500	7.75	—	—
Vested	—	—	1,000	7.75
Exercised	—	—	—	—
Forfeited	(4,900)	7.75	—	—

Balance at January 1, 2005	568,592	4.09	269,992	0.04

      The weighted average remaining contractual life of the stock options outstanding at January 1, 2005 is approximately 9 years.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. In 2003, the Company issued 24,718 options with an exercise price of $0.01 and an estimated grant-date fair value of $6.00 per share which vested immediately and were included in compensation expense.

16.	Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	January 4,	January 3,	January 1,
	2003	2004	2005

Numerator:
Income (loss) before cumulative effect of change in accounting	$(714,797)	$1,629,906	$1,428,001
Cumulative effect of change in accounting	2,774,899	—	—

Net income	2,060,102	1,629,906	1,428,001
Accretion on redeemable stock	(113,685)	(343,404)	22,396

Numerator for basic earnings per share	1,946,417	1,286,502	1,450,397
Add accretion on redeemable stock	113,685	343,404	(22,396)
Interest expense related to convertible debentures	—	—	26,387
Interest expense related to warrants	140,094	150,640	7,750

Numerator for diluted earnings per share	$2,200,196	$1,780,546	$1,462,138

Denominator:
Denominator for basic earnings per share — weighted average shares	1,426,188	1,426,188	4,690,527
Effect of dilutive securities:
Stock options	243,663	258,218	319,778
Stock purchase warrants	76,888	76,897	12,254
Convertible debentures	—	—	68,205
Redeemable securities	538,967	538,967	56,837

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	2,285,706	2,300,270	5,147,601

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$(0.50)	$1.14	$0.30
Cumulative effect of change in accounting	1.94	—	—

Net income	1.44	1.14	0.30
Accretion on Class A and Class B redeemable stock	(0.08)	(0.24)	0.01

Net income allocable to common shareholders	$1.36	$0.90	$0.31

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	January 4,	January 3,	January 1,
	2003	2004	2005

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$(0.31)	$0.71	$0.28
Cumulative effect of change in accounting	1.21	—	—

Net income	0.90	0.71	0.28
Interest expense related to Class A stock purchase warrants and convertible debentures	0.06	0.06	—

Net income allocable to common shareholders	$0.96	$0.77	$0.28

      The following table sets forth the earnings per share for the unaudited pro forma income tax information on the accompanying statements of operations (see Note 13):

	Year Ended	Year Ended
	January 4,	January 3,
	2003	2004

Basic earnings per share
Income (loss) before cumulative effect of change in accounting	$(0.40)	$0.73
Cumulative effect of change in accounting, net of taxes	1.23	—

Net income	0.83	0.73
Accretion on Class A and Class B redeemable stock	(0.08)	(0.24)

Net income allocable to common shareholders	$0.75	$0.49

Diluted earnings per share
Income (loss) before cumulative effect of change in accounting	$(0.26)	$0.47
Cumulative effect of change in accounting, net of taxes	0.80	—

Net income	0.54	0.47
Interest expense related to Class A stock purchase warrants	—	—

Net income allocable to common shareholders(1)	$0.54	$0.47

(1)	The diluted earnings per share calculation for the year ended January 3, 2004 excludes incremental shares of 76,897 and interest expense, net of tax, of $93,397 related to the outstanding stock purchase warrants because they are antidilutive.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Fair Value of Financial Instruments
      The carrying values and fair values of the Company’s financial instruments are as follows:

	January 3, 2004		January 1, 2005

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$574,475	$574,475	$6,675,135	$6,675,135
Revolving notes payable and long-term subordinated debt, including current maturities	3,029,384	3,060,885	—	—
Subordinated convertible debentures	4,500,000	4,500,000	—	—
Capital lease obligations, including current maturities	2,294,444	3,002,054	1,347,112	1,686,600
Stock purchase warrants	837,500	843,465	—	—
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

18.	Related Party Transactions
      The Company purchases merchandise inventory from a vendor affiliated with the Company through common ownership. Such purchases were approximately $865,000 $733,000, and $450,082 during the years ended January 4, 2003, January 3, 2004, and January 1, 2005, respectively. Accounts payable related to such purchases were approximately $85,000 and $7,000 at January 3, 2004 and January 1, 2005, respectively.
      Holders of $918,368 of the $4,500,000 outstanding subordinated convertible debentures are related parties, including a relative of the principal shareholder and an entity affiliated with the Company through a common director. Upon the IPO these debentures were converted into 133,333 of the 653,331 shares of common stock resulting from the conversion.
      In addition, the Company maintains certain of its cash and cash equivalents with a financial institution also affiliated with the Company through common ownership. A portion of the Company’s credit facility is payable to this affiliated financial institution. The transactions with this affiliate are executed in the normal course of business.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data — Unaudited
      Summarized quarterly financial information for fiscal years 2003 and 2004 is as follows:

	First	Second	Third	Fourth

Fiscal year 2003:
Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,608,275	11,442,752	9,278,577	16,497,356
Net income (loss)	(3,297,586)	714,276	(1,035,772)	5,248,988
Basic earnings (loss) per share	(2.15)	0.49	(0.74)	3.30
Diluted earnings (loss) per share	(2.15)	0.33	(0.74)	2.29
Pro forma income tax information
Net income (loss)	(2,049,522)	462,356	(641,431)	3,254,374
Basic earnings (loss) per share	(1.28)	0.31	(0.46)	1.88
Diluted earnings (loss) per share	(1.28)	0.21	(0.46)	1.42
Fiscal year 2004:
Net sales	$34,305,013	$38,904,743	$31,589,495	$45,715,412
Gross profit	9,741,953	12,600,049	7,030,918	17,274,878
Net income (loss)	165,969	922,429	(2,786,486)	3,126,089
Basic earnings (loss) per share	0.05	0.18	(0.55)	0.61
Diluted earnings (loss) per share	0.05	0.17	(0.55)	0.57
Note: The Company recognized a nonrecurring income tax benefit of $1,158,043 in the first quarter of fiscal year 2004 as a result of converting from S Corporation to a C Corporation for tax purposes.

20.	Subsequent Events

Change in Fiscal Year
      On March 10, 2005, by a vote of its board of directors, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company’s fiscal year ended four weeks earlier.

Private Placement of Common Stock and Warrants
      On March 31, 2005, the Company and certain qualified investors entered into an agreement under which the Company will sell for $8,750,000, 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share. Net proceeds to the Company, after placement fees and expenses, are expected to approximate between $7,250,000 to $7,500,000. The Company will also issue 125,000 stock purchase warrants to the placement agent on generally the same terms as the investors upon closing. This transaction is subject to customary closing conditions and is expected to close in April 2005.