Form 10-Q
period 2005-04-30
BAKERS FOOTWEAR GROUP INC
filed 2005-06-14
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________

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

Bakers Footwear Group, Inc.’s former fiscal year ended January 1, 2005. On March 10, 2005, Bakers Footwear Group, Inc. changed its fiscal year end to the Saturday closest to January 31.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value, 6,102,481 shares issued and outstanding as of June 10, 2005

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	May 1, 2004	January 1, 2005	January 29, 2005	April 30, 2005
	(Unaudited)		(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,977,970	$6,675,135	$1,431,759	$4,908,501
Accounts receivable	993,848	1,237,450	815,203	1,374,380
Other receivables	50,003	645,855	527,406	637,425
Inventories	16,861,079	16,790,753	17,802,355	20,416,274
Prepaid expenses and other current assets	921,380	1,048,347	1,180,756	1,421,958
Deferred income taxes	1,163,143	1,904,963	2,860,015	1,651,694

Total current assets	26,967,423	28,302,503	24,617,494	30,410,232
Property and equipment, net	14,061,949	20,714,211	21,727,909	24,771,443
Deferred income taxes	131,150	—	—	—
Other assets	187,143	353,994	377,467	499,381

Total assets	$41,347,665	$49,370,708	$46,722,870	$55,681,056

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,932,298	$6,662,044	$8,503,660	$7,095,032
Accrued expenses	3,518,792	7,457,043	5,829,254	5,922,166
Sales tax payable	743,233	1,422,716	534,917	928,094
Deferred income	821,490	914,814	868,342	969,197
Current maturities of capital lease obligations	845,382	667,698	652,636	582,883

Total current liabilities	10,861,195	17,124,315	16,388,809	15,497,372

Obligations under capital leases, less current maturities	1,099,939	679,414	634,413	517,057
Accrued rent liabilities	2,770,423	3,686,119	3,701,448	4,514,358
Deferred income taxes	—	806,323	789,462	532,869

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding at April 30, 2005	—	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at May 1, 2004, January 1, 2005 and January 29, 2005; 6,102,481 shares outstanding at April 30, 2005	510	510	510	610
Additional paid-in capital	25,590,557	25,623,630	25,623,630	33,183,054
Retained earnings (deficit)	1,025,041	1,450,397	(415,402)	1,435,736

Total shareholders’ equity	26,616,108	27,074,537	25,208,738	34,619,400

Total liabilities and shareholders’ equity	$41,347,665	$49,370,708	$46,722,870	$55,681,056

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Net sales	$8,762,538	$9,158,759	$38,676,168	$44,943,180
Cost of merchandise sold, occupancy, and buying expenses	6,890,894	8,550,212	26,230,876	29,536,561

Gross profit	1,871,644	608,547	12,445,292	15,406,619
Operating expenses:
Selling	2,206,379	2,357,862	7,677,418	8,626,977
General and administrative	930,300	1,143,899	3,248,134	3,557,231
Loss on disposal of property and equipment	75,448	8,489	26,618	139,873
Impairment of long-lived assets	—	20,494	—	—

Operating income (loss)	(1,340,483)	(2,922,197)	1,493,122	3,082,538
Other income (expense):
Interest expense	(118,979)	(30,360)	(368,972)	(126,390)
Other, net	7,652	17,356	89,231	36,467

Income (loss) before income taxes	(1,451,810)	(2,935,201)	1,213,381	2,992,615
Provision for (benefit from) income taxes	(1,709,249)	(1,069,402)	468,174	1,141,477

Net income (loss)	$257,439	$(1,865,799)	$745,207	$1,851,138

Basic earnings (loss) per share	$0.20	$(0.37)	$0.16	$0.35

Diluted earnings (loss) per share	$0.10	$(0.37)	$0.15	$0.33

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional	Retained
	Issued and		Paid-In	Earnings
	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 1, 2005	5,102,481	$510	$25,623,630	$1,450,397	$27,074,537
Net loss	—	—	—	(1,865,799)	(1,865,799)

Balance at January 29, 2005	5,102,481	$510	$25,623,630	$(415,402)	$25,208,738

Shares issued in connection with private placement of common stock and warrants	1,000,000	100	7,559,424	—	7,559,524
Net income	—	—	—	1,851,138	1,851,138

Balance at April 30, 2005	6,102,481	$610	$33,183,054	$1,435,736	$34,619,400

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Operating activities
Net income (loss)	$257,439	$(1,865,799)	$745,207	$1,851,138
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	245,511	340,580	784,001	1,094,215
Deferred income taxes	(1,585,370)	(971,913)	291,077	951,728
Beneficial conversion of subordinated debentures	—	—	163,333	—
Impairment of long-lived assets	—	20,494	—	—
Amortization of debt discount	9,820	—	—	—
Accretion of stock warrants	12,500	—	—	—
Loss on disposal of property and equipment	75,448	8,489	26,618	139,873
Changes in operating assets and liabilities:
Accounts receivable and other receivables	389,192	540,696	(195,178)	(669,196)
Inventories	(389,824)	(1,011,602)	(3,690,999)	(2,613,919)
Prepaid expenses and other current assets	166,038	(132,409)	(57,510)	(241,202)
Other assets	(160,166)	(23,473)	837,386	(121,914)
Accounts payable	(337,778)	1,841,616	1,740,424	(1,408,628)
Accrued expenses and deferred income	(1,391,938)	(2,562,060)	(1,237,726)	586,944
Accrued rent liabilities	33,509	15,329	139,144	812,910

Net cash provided (used) in operating activities	(2,675,619)	(3,800,052)	(454,223)	381,949
Investing activities
Purchase of property and equipment	(247,851)	(1,385,436)	(1,592,512)	(4,278,136)
Proceeds from sale of property and equipment	157	2,175	42,516	514

Net cash used in investing activities	(247,694)	(1,383,261)	(1,549,996)	(4,277,622)
Financing activities
Net advances (repayments) under revolving notes payable	2,765,468	—	(4,934,942)	—
Proceeds from sale of common stock and warrants	—	—	15,559,534	7,559,524
Principal payments under capital lease obligations	(106,831)	(60,063)	(242,292)	(187,109)
Principal payments of subordinated debt	—	—	(859,910)	—
Payment to retire stock warrants	—	—	(850,000)	—

Net cash provided (used) by financing activities	2,658,637	(60,063)	8,672,390	7,372,415

Net increase (decrease) in cash and cash equivalents	(264,676)	(5,243,376)	6,668,171	3,476,742
Cash and cash equivalents at beginning of period	574,475	6,675,135	309,799	1,431,759

Cash and cash equivalents at end of period	$309,799	$1,431,759	$6,977,970	$4,908,501

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$—	$106,559	$69,825

Cash paid for interest	$61,551	$39,619	$259,650	$114,156

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

1. Basis of Presentation

     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended January 1, 2005.

2. Change in Fiscal Year

     On March 10, 2005, by a vote of its board of directors, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company’s fiscal year ended four weeks earlier. As a result of this change, the Company had a four week transition period ended January 29, 2005. The unaudited results of operations and changes in shareholders’ equity and cash flows for this four week transition period are presented in the condensed financial statements. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period will be included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. For comparison purposes, we have presented the thirteen weeks ended May 1, 2004 as the first quarter of 2004.

3. Private Placement of Common Stock and Warrants

     Effective April 8, 2005, for $8,750,000 the Company sold to certain qualified investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share through April 8, 2010. As of April 30, 2005, the net proceeds to the Company after placement fees and expenses were $7,559,524. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent.

     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to register, achieve and subsequently maintain the effectiveness of the registration of the common stock sold and the common stock issuable upon exercise of the warrants sold in the private placement. The registration rights agreement is effective through April 8, 2008. Failure to register, achieve and maintain effectiveness of the registration through the term of the registration rights agreement will subject the Company to liquidated damages in the amount of 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, the Company filed Form S-3 registering for resale the common stock sold and the common stock underlying the warrants and placement agent warrants. The SEC declared the registration effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of April 30, 2005, the maximum amount of liquidated damages that the Company could be required to pay was $2,887,500, which represents 33 potential monthly payments of $87,500.

     The Company has estimated the fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement using the Black-Scholes formula to be $2,160,000. Because the Company has no obligation to settle the warrants by any means other than through the issuance of shares of its common stock, the Company has included the fair value of the warrants as a component of shareholders’ equity.

4. Initial Public Offering

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

     The Company used the proceeds from the IPO to repay the $5.7 million balance on its revolving credit agreement, repay $859,910 of subordinated debt, and repurchase stock warrants for $850,000. The Company used the remaining proceeds for capital expenditures during 2004.

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

5. Income Taxes

     Significant components of the provision for income tax expense (benefit) are as follows:

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Current:
Federal	$(104,319)	$(82,096)	$149,134	$159,789
State and local	(19,560)	(15,393)	27,963	29,960

Total current	(123,879)	(97,489)	177,097	189,749

Deferred:
Federal	(1,409,086)	(818,453)	245,117	801,454
State and local	(176,284)	(153,460)	45,960	150,274

Total deferred	(1,585,370)	(971,913)	291,077	951,728

Total income tax expense (benefit)	$(1,709,249)	$(1,069,402)	$468,174	$1,141,477

     The differences between income tax expense (benefit) calculated at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations are as follows:

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Federal income tax at the 34% statutory rate	$(493,615)	$(997,968)	$412,550	$1,017,489
State and local taxes, net of federal income taxes	(58,059)	(72,564)	49,832	119,705
Permanent differences	468	1,130	5,792	4,283
Conversion from S Corporation to C Corporation status	(1,158,043)	—	—	—

Total income tax expense (benefit)	$(1,709,249)	$(1,069,402)	$468,174	$1,141,477

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Deferred tax assets:
Net operating loss carryforward	$482,589	$1,676,705	$—	$386,430
Vacation accrual	240,268	364,210	268,768	384,730
Inventory	722,000	965,564	950,799	1,026,998
Stock-based and accrued bonus compensation	536,834	426,634	426,634	426,634
Accrued rent	999,886	1,406,550	1,052,761	1,677,456

Total deferred tax assets	2,981,577	4,839,663	2,698,962	3,902,248

Deferred tax liabilities:
Property and equipment	1,396,207	2,769,110	1,404,669	2,783,423

Total deferred tax liabilities	1,396,207	2,769,110	1,404,669	2,783,423

Net deferred tax assets	$1,585,370	$2,070,553	$1,294,293	$1,118,825

6. Stock-Based Compensation

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

     Effective with the IPO, the Company issued options to purchase 304,500 shares of common stock with an exercise price of $7.75 per share to certain employees and directors. In the first quarter of 2005, the Company issued options to purchase 198,700 shares of common stock with a weighted-average exercise price of $11.30 per share. These options generally vest over five years and expire after ten years. Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Net income (loss) as reported	$257,439	$(1,865,799)	$745,207	$1,851,138
Add: Stock based compensation expense included in net income as reported	—	—	—	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	—	(33,275)	(99,826)	(103,543)

Pro forma net income (loss)	$257,439	$(1,899,074)	$645,381	$1,747,595

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Basic earnings (loss) per share:
As reported	$0.20	$(0.37)	$0.16	$0.35
Pro forma	$0.20	$(0.37)	$0.14	$0.33
Diluted earnings (loss) per share:
As reported	$0.10	$(0.37)	$0.15	$0.33
Pro forma	$0.10	$(0.37)	$0.13	$0.31

     The weighted-average fair value of options granted during the thirteen weeks ended April 30, 2005 and May 1, 2004 was $6.92 and $4.68, respectively. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, risk-free interest rates of 3.0% to 3.5%, expected volatility of 64%, and expected option life of 6 years.

7. Earnings (Loss) Per Share

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

     The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding for the periods presented.

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Numerator:
Net Income (loss)	$257,439	$(1,865,799)	$745,207	$1,851,138
Accretion on redeemable stock	22,396	—	—	—

Numerator for basic earnings per share	279,835	(1,865,799)	745,207	1,851,138
Reverse accretion on redeemable stock	(22,396)	—	—	—
Interest expense related to convertible debentures	20,634	—	5,754	—
Interest expense related to warrants	7,750	—	—	—

Numerator for diluted earnings per share	$285,823	$(1,865,799)	$750,961	$1,851,138

Denominator for basic earnings per share – weighted average shares	1,420,713	5,102,481	4,587,517	5,344,239
Effect of dilutive securities
Stock options	221,609	—	253,263	253,833
Stock purchase warrants	76,907	—	25,354	843
Redeemable securities	1,197,768	—	131,623	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	2,916,997	5,102,481	4,997,757	5,598,915

     The following securities were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Stock options	—	299,906	—	—
Stock purchase warrants	—	216,000	216,000	216,000
Redeemable securities	—	—	—	—
Convertible securities	—	—	—	—

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

Overview

     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of April 30, 2005, we operated 193 Bakers stores and 28 Wild Pair stores located in 36 states.

     On March 10, 2005, we changed our fiscal year end to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change moves us to the standard retail calendar and matches our financial year to our merchandising year. As a result of this change, we had a four week transition period ended January 29, 2005, and our first quarter covers the thirteen weeks ended April 30, 2005. For comparison purposes, we refer to the thirteen weeks ended May 1, 2004 as the first quarter of 2004.

     During the first quarter of 2005, our sales increased 16.2% compared to the first quarter of 2004, and our comparable store sales increased 7.8%. Customer demand was strong, especially for embellished and casual flats, wedges and espadrilles, contributing to the sales increase and to an improvement in gross profit percentage to 34.3% of sales from 32.2%. The sales and margin gains contributed to net income of $1.9 million, up from $0.7 million in the first quarter of 2004.

     During our four week transition period ended January 29, 2005, our sales increased 4.5% to $9.2 million from $8.8 million for the four weeks ended January 31, 2004 while comparable store sales decreased by 0.8%. January typically has the lowest net sales and gross profit of any month in our fiscal year. We had a net loss of $1.9 million in January 2005 compared to net income of $0.3 million in January 2004. Results for January 2004 include a one time gain of $1.2 million from the recognition of deferred tax assets resulting from our conversion to a C corporation from an S corporation in that month.

     During the first quarter of 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. This improved our financial position and will enable us to accelerate our plans to open new stores and remodel existing stores into our new format. Our new format stores are generating higher average net sales and higher comparable store sales growth than our company average.

     We opened seven new stores, completed remodeling at six stores, and closed four stores during the first quarter of 2005. We closed two stores during our transition period. At April 30, 2005 we operated 86 stores in our new format and expect to operate the majority of our Bakers stores in the new format by the end of our fiscal year.

     For comparison purposes, we classify our stores, including our internet store, as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.

Critical Accounting Policies

     Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related Notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

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

Deferred income taxes

     We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully recover the amount of net deferred tax assets.

Stock Purchase Warrants

     In connection with our initial public offering in 2004 and our private placement in 2005, we issued stock purchase warrants. The warrants issued in our private placement are subject to a registration rights agreement that includes a liquidated damages clause. We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital. However, we are aware that the EITF has included in the agenda for its June 2005 meeting EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and understand that it is possible that the EITF may reach a consensus which may require that the fair value of the warrants be classified as a liability and may also reach a consensus that the fair value of the warrants be remeasured at each balance sheet date. This consensus could impact how we disclose our financial position and results of operations. In such an event, we would follow transition guidance provided by EITF on this issue.

Results of Operations

     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	78.6	93.4	67.8	65.7

Gross profit	21.4	6.6	32.2	34.3
Selling expense	25.2	25.7	19.8	19.2
General and administrative expense	10.6	12.5	8.4	7.9
Loss on disposal of property and equipment	0.9	0.1	0.1	0.3
Impairment of long-lived assets	—	0.2	—	—

Operating income (loss)	(15.3)	(31.9)	3.9	6.9
Other income (expense)	0.1	0.1	0.2	0.1
Interest expense	(1.4)	(0.3)	(1.0)	(0.3)

Income (loss) before income taxes	(16.6)	(32.1)	3.1	6.7
Provision for (benefit from) income taxes	(19.5)	(11.7)	1.2	2.5

Net income (loss)	2.9%	(20.4)%	1.9%	4.2%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Four	Four	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2004	January 29, 2005	May 1, 2004	April 30, 2005
Number of stores at beginning of period	215	220	208	218
Stores opened or acquired during period	—	—	—	7
Stores closed during period	(7)	(2)	(2)	(4)

Number of stores at end of period	208	218	206	221

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

     Net sales. Net sales increased to $44.9 million for the thirteen weeks ended April 30, 2005 (first quarter 2005) from $38.7 million for the thirteen weeks ended May 1, 2004 (first quarter 2004), an increase of $6.2 million. This increase resulted principally from higher average unit sales at lower average unit prices compared to the first quarter of 2004. The lower average unit prices reflect stronger sales of accessories which have lower unit prices but higher markups. Net sales for the first quarter of 2005 reflect strong consumer demand for embellished casuals. Our comparable store sales for the first quarter of 2005 increased by 7.8% compared to a 10.2% increase in comparable store sales in the first quarter of 2004.

     Gross profit. Gross profit increased to $15.4 million in the first quarter of 2005 from $12.5 million in the first quarter of 2004. As a percentage of sales, gross profit increased to 34.3% in the first quarter of 2005 from 32.2% in the first quarter of 2004. This reflects favorable markdown experience resulting from the strong demand for our spring product offering.

     Selling expense. Selling expense increased to $8.6 million in the first quarter of 2005 from $7.7 million in the first quarter of 2004, an increase of $0.9 million, but decreased as a percentage of sales to 19.2% from 19.8%. This increase was due primarily to higher salaries and commissions and higher depreciation expense.

     General and administrative expense. General and administrative expense increased to $3.6 million in the first quarter of 2005 from $3.2 million in the first quarter of 2004, an increase of $0.4 million, but decreased as a percentage of sales to 7.9% from 8.4%. The increase was due primarily to increased public company costs and depreciation expense compared to the first quarter of 2004.

     Income tax expense. We recognized income tax expense of $1.1 million for the first quarter of 2005 compared to income tax expense of $0.5 million for the first quarter of 2004. The increase resulted from higher pre-tax income in the current period. As of April 30, 2005, we had recorded $1.1 million in net deferred income tax assets. No valuation allowance has been provided for these tax assets because we generated taxable income in prior years and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets.

     Net income. We had net income of $1.9 million, 4.2% of net sales, in the first quarter of 2005 compared to net income of $0.8 million, 1.9% of net sales, in the first quarter of 2004.

Four Week Transition Period Ended January 29, 2005 Compared to Four Weeks Ended January 31, 2004

     Net sales. Net sales increased to $9.2 million for the four week transition period ended January 29, 2005 from $8.8 million for the four weeks ended January 31, 2004, an increase of $0.4 million. January typically is the lowest sales volume month of our year. Our comparable store sales for January 2005 decreased by 0.8% compared to a 8.7% increase in comparable store sales in January 2004.

     Gross profit. Gross profit decreased to $0.6 million in January 2005 from $1.9 million in January 2004. As a percentage of sales, gross profit decreased to 6.6% in January 2005 from 21.4% in January 2004. This reflects unfavorable markdown experience resulting from the tepid demand in January 2005 compared to continued strong demand in January 2004. January 2005 margins also reflect increased occupancy costs and the impact of planned post-Easter clearance sales on end of January inventory valuations.

     Selling expense. Selling expense increased to $2.4 million in January 2005 from $2.2 million in January 2004, an increase of $0.2 million, but were unchanged as a percentage of sales.

     General and administrative expense. General and administrative expense increased to $1.1 million January 2005 from $0.9 million in January 2004, an increase of $0.2 million. The increase was due primarily to public company costs as we were still a private company in January 2004.

     Income tax benefit. We recognized an income tax benefit of $1.1 million in January 2005, down from an income tax benefit of $1.7 million in January 2004. The income tax benefit in January 2004 includes the recognition of a nonrecurring income tax benefit of $1.2 million resulting from our conversion to a C corporation in that month. As of January 29, 2005, we had recorded $2.1 million in net deferred income tax assets. No valuation allowance has been provided for these tax assets because we generated taxable income in prior years and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets.

     Net income (loss). We incurred a net loss of $1.9 million in January 2005 compared to net income of $0.3 million in January 2004.

Seasonality and Quarterly Fluctuations

     Our operating results are subject to significant seasonal variations. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, as a result of these seasonal variances, in particular our principal selling seasons. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. With our new fiscal year, sales and net income in our first and fourth quarters are typically much stronger than in our second and third quarters.

     In addition to our normal seasonal fluctuation, some events shift between fiscal quarters in some years due to the nature of our fiscal year. This shift will influence our quarterly comparable results. However, with the change in our fiscal year, the Easter holiday will now always occur in the first quarter of our fiscal year.

     Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores, or acquiring stores.

Liquidity and Capital Resources

     During the first quarter of 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. During the first quarter of 2004, we completed our initial public offering which generated net proceeds of $15.5 million. The improvement in our liquidity and overall financial position, as illustrated in the table below, is a result of these equity placements as well as from the profitable results of our operations. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt.

     The following table summarizes certain key liquidity measurements:

	January 31, 2004	May 1, 2004	January 1, 2005	January 29, 2005	April 30, 2005
Total current assets	$16,571,620	$26,967,423	$28,302,503	$24,617,494	$30,410,232
Total current liabilities	17,456,177	10,861,195	17,124,315	16,388,809	15,497,372
Net working capital	(884,557)	16,106,228	11,178,188	8,228,685	14,912,860
Total assets	31,183,356	41,347,665	49,370,708	46,722,870	55,681,056
Total shareholders’ equity	3,534,321	26,616,108	27,074,537	25,208,738	34,619,400
Unused borrowing capacity*	2,766,087	10,874,446	12,354,131	14,044,042	15,137,998

*	as calculated under the terms of our revolving credit facility

     We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and proceeds from our private placement of common stock and warrants will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.

Operating activities

     For the first quarter of 2005, our net cash generated by operating activities was $0.4 million compared to net cash used by operating activities of $0.5 million in the first quarter of 2004, an improvement of $0.9 million. The primary cause of this improvement was increased operating income in 2005. The primary use of cash for operating activities during the first quarter of 2005 and 2004 is the seasonal change in inventory which increased $2.6 million in the first quarter of 2005 and $3.7 million in the first quarter of 2004. As a result of the increase in our total stores operated and the increase in our comparable store sales, we have increased our inventory to $20.4 million at April 30, 2005, up $3.5 million from $16.9 million at May 1, 2004. Although we believe that at April 30, 2005, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

     Substantially all of our products are currently manufactured in China. The significant growth in the Chinese economy has resulted in periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years there have been delays at ports on the west coast of the United States resulting from the volume of Chinese imports We actively monitor these matters and adjust the timing of our product sourcing in order to lessen the impact of any production or transportation delays.

Investing activities

     Cash used in investing activities was $4.3 million in the first quarter of 2005 compared to $1.5 million for the first quarter of 2004. The increase relates to the continuation of the store expansion and remodeling plan that commenced subsequent to our initial public offering in February 2004. During each quarter, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

     We anticipate that our capital expenditures in fiscal year 2005, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $15.0 million.

     We plan to open approximately 30 to 35 new stores in fiscal year 2005. Capital expenditures for a new store are expected to average approximately $225,000 to $300,000. We generally receive landlord allowances in connection with new stores averaging approximately $25,000 to $75,000. We expect to receive approximately $1.5 million of landlord allowances in fiscal year 2005. The average cash investment in inventory for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred.

     We plan to remodel approximately 20 to 25 stores in our new format in fiscal year 2005. Remodeling the average existing store into the new format is estimated to cost approximately $225,000 to $300,000.

Financing activities

     Effective April 8, 2005, we closed on a private placement in which we sold for gross proceeds of $8,750,000 to certain qualified investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share through April 8, 2010. As of April 30, 2005, the net proceeds after placement fees and expenses were $7,559,524. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent.

     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to register, achieve and subsequently maintain the effectiveness of the registration of the common stock sold and the common stock issuable upon exercise of the warrants sold in the private placement. The registration rights agreement is effective through April 8, 2008. Failure to register, achieve and maintain effectiveness of the registration through the term of the registration rights agreement will subject us to liquidated damages in the amount of 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, we filed Form S-3 registering for resale the common stock sold and the common stock underlying the warrants and placement agent warrants. The SEC declared the registration effective on May 25, 2005. We are now required to maintain the effectiveness of the registration, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of April 30, 2005, the maximum amount of liquidated damages that we could be required to pay was $2,887,500, which represents 33 potential monthly payments of $87,500.

     We have estimated the fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement using the Black-Scholes formula to be $2,160,000. Because we have no obligation to settle the warrants by any means other than through the issuance of shares of its common stock, among other considerations, we have included the fair value of the warrants as a component of shareholders’ equity.

     On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the shares of common stock and the warrants sold was approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt, and $8.0 million for capital expenditures.

     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At April 30, 2005, we had 6,102,481 shares of common stock outstanding.

     We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. that was amended effective September 1, 2004. Among other things, the amendment reduced the margin on our base rate loans from 0.75% per annum to 0% per annum and reduced the monthly facility fee paid by us to Fleet. In addition, the amendment eliminates the financial covenant relating to capital expenditures and extends the maturity date of the credit facility to August 31, 2008. As part of the amendment, Fleet released Mr. Peter Edison’s $500,000 limited guaranty of collection under the facility. The credit agreement also provides that the Company can fix the interest rate on a designated portion of the outstanding balance for periods of at least 30 days based on the LIBOR ( London Interbank Offered Rate) plus 1.75% to 2.50% by entering into a basis swap, such swaps do not meet the criteria for hedge accounting. Prior to this amendment, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum, which was equal to 4.75% per annum at January 3, 2004. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets.

     At January 3, 2004, we had a balance of $2.2 million on our credit facility. This balance increased to $5.7 million prior to our IPO. We repaid this outstanding balance from the proceeds of our IPO during the first quarter of 2004. On October 25, 2004 we made our first draw on the credit facility since the IPO, ultimately increasing our draw to $2.7 million in the fourth quarter of 2004 before repaying the entire balance from our December operating cash flow such that there was no outstanding balance as of January 1, 2005 or January 29, 2005. On February 17, 2005, we made our first draw on our revolving credit agreement in fiscal 2005. The highest outstanding balance on our facility from February 17, 2005 through April 10, 2005 was $5.1 million, and on April 11, 2005 the outstanding balance was repaid with part of the proceeds from our private placement. We used the borrowings on our revolving credit facility for working capital purposes.

     In connection with our IPO, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005.

     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Off-Balance Sheet Arrangements

     At April 30, 2005, January 29, 2005, January 1, 2005, and May 1, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations

     The following table summarizes our contractual obligations as of April 30, 2005:

	Payments due in Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Capital lease obligations (1)	$1,491,196	$802,203	$638,978	$50,015	$—
Operating lease obligations (2)	150,097,493	19,666,046	37,332,794	33,093,428	60,005,225
Purchase obligations (3)	21,483,889	21,475,526	8,363	—	—

Total	$173,072,578	$41,943,775	$37,980,135	$33,143,443	$60,005,225

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning in its first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES

     The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s four week transition period ended January 29, 2005 and first fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, except as discussed below, there has been no such change during the Company’s four week transition period ended January 29, 2005 or first quarter of fiscal year 2005.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the periods covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     In February 2005, the Company, in consultation with its Audit Committee and its independent registered public accounting firm, concluded that it must correct its previously issued financial statements to properly account for landlord allowances and the commencement of lease terms. This correction resulted in the restatement of operating results and financial position for the fiscal years 1999 through 2003, which was reflected in the Company’s amended fiscal year 2003 Annual Report on Form 10-K/A, and for the first thirty-nine weeks of 2004, which was reflected in amended Quarterly Reports on Form 10-Q/A for the relevant periods.

     The Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements,” states that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on that definition, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accounting firm.

     The Company’s Chief Executive Officer and Chief Financial Officer also concluded that this matter constituted ineffectiveness of its disclosure controls and procedures as of the end of the four week transition period covered by this Quarterly Report on Form 10-Q, in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     As a result of the remediation discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of first quarter of fiscal year 2005, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

BAKERS FOOTWEAR GROUP, INC.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the four weeks ended January 29, 2005 and the thirteen weeks ended April 30, 2005.

Issuer Purchases of Equity Securities

(c) Total Number of
		(b)	Shares Purchased as	(d) Maximum Number of
	(a) Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (000s)	per Share	Programs (000s)	Plans or Programs (000s)
January 2, 2005 –January 29, 2005	—	—	—	—
January 30, 2005 –February 26, 2005	—	—	—	—
February 27, 2005 – April 2, 2005	—	—	—	—
April 3, 2005 – April 30, 2005	—	—	—	—
Total	—	—	—	—

ITEM 6. EXHIBITS

     (a) Exhibits: See Exhibit Index herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2005

BAKERS FOOTWEAR GROUP, INC.
(Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board and Chief Executive Officer Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.1.2	Form of Subordinated Convertible Debenture dated January 2004 (included as Exhibit A to Exhibit 4.1.1).

4.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., The Crown Advisors LLC, Crown Investment Partners, LP, SWB Holdings, Inc. and Julian Edison (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.3	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4	Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Group, Inc., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P., SWB Holdings, Inc. and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6	Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.6.1	Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.6.2	Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.6.3	Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

Exhibit
Number	Description
4.6.4	Form of Lock-Up Letter Agreement relating to the transferability of common stock, executed by Bernard Edison and Peter A. Edison in April 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.7	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.8	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of September 1, 2004 by and between Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.10 of the Company’s Current Report on Form 8-K filed on September 10, 2004).

10.2	Termination of Guaranty between Peter A. Edison and Fleet Retail Group, Inc. (f/k/a Fleet Retail Finance Inc.) (incorporated by reference to Exhibit 10.17.11 of the Company’s Current Report on Form 8-K filed on September 10, 2004).

10.3	Summary of 2005 base salaries and April 8, 2005 stock option grants for executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 14, 2005).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 6 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)