Form 10-Q
period 2005-07-30
BAKERS FOOTWEAR GROUP INC
filed 2005-09-13
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______to ______
Commission File Number: 000-50563
BAKERS FOOTWEAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0577980
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2815 Scott Avenue,	63103
St. Louis, Missouri	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 6,193,273 shares issued and outstanding as of September 6, 2005.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	July 31,	January 1,	July 30,
	2004	2005	2005
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,226,014	$6,675,135	$2,397,231
Accounts receivable	693,164	1,237,450	1,095,184
Other receivables	200,412	645,855	948,411
Inventories	16,436,204	16,790,753	21,530,715
Prepaid expenses and other current assets	899,685	1,048,347	1,081,060
Prepaid federal income taxes	––	––	1,486,303
Deferred income taxes	1,658,647	1,904,963	1,267,363

Total current assets	26,114,126	28,302,503	29,806,267

Property and equipment, net	15,768,727	20,714,211	29,861,793
Other assets	236,162	353,994	527,911

Total assets	$42,119,015	$49,370,708	$60,195,971

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,540,916	$6,662,044	$7,913,339
Accrued expenses	4,323,025	7,457,043	7,996,046
Sales tax payable	534,142	1,422,716	706,927
Deferred income	728,026	914,814	1,000,178
Current maturities of capital lease obligations	796,764	667,698	490,962

Total current liabilities	11,922,873	17,124,315	18,107,452

Obligations under capital leases, less current maturities	902,532	679,414	411,570
Accrued rent liabilities	3,020,091	3,686,119	5,190,562
Deferred income taxes	111,408	806,323	423,726

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	––	––	––
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at July 31, 2004 and January 1, 2005; 6,193,273 shares outstanding at July 30, 2005	510	510	619
Additional paid-in capital	25,630,708	25,623,630	33,402,687
Retained earnings	530,893	1,450,397	2,659,355

Total shareholders’ equity	26,162,111	27,074,537	36,062,661

Total liabilities and shareholders’ equity	$42,119,015	$49,370,708	$60,195,971

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net sales	$35,402,780	$45,255,560	$74,078,948	$90,198,740
Cost of merchandise sold, occupancy, and buying expenses	24,920,111	30,272,239	51,150,987	59,808,800

Gross profit	10,482,669	14,983,321	22,927,961	30,389,940
Operating expenses:
Selling	7,389,182	9,126,781	15,066,600	17,753,758
General and administrative	3,567,602	3,791,679	6,815,736	7,348,910
Loss on disposal of property and equipment	248,536	58,758	275,154	198,631

Operating income (loss)	(722,651)	2,006,103	770,471	5,088,641
Other income (expense):
Interest expense	(133,950)	(86,501)	(502,922)	(212,891)
Other, net	95,834	65,927	185,065	102,394

Income (loss) before income taxes	(760,767)	1,985,529	452,614	4,978,144
Provision for (benefit from) income taxes	(266,618)	761,910	201,556	1,903,387

Net income (loss)	$(494,149)	$1,223,619	$251,058	$3,074,757

Basic earnings (loss) per share	$(0.10)	$0.20	$0.05	$0.54

Diluted earnings (loss) per share	$(0.10)	$0.19	$0.05	$0.51

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional	Retained
	Issued and		Paid-In	Earnings
	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 1, 2005	5,102,481	$510	$25,623,630	$1,450,397	$27,074,537

Net loss for transition period	––	––	––	(1,865,799)	(1,865,799)

Balance at January, 29, 2005	5,102,481	$510	$25,623,630	$(415,402)	$25,208,738

Shares issued in connection with private placement of common stock and warrants	1,000,000	100	7,540,125	––	7,540,225

Shares issued in connection with exercise of stock options	90,792	9	16,379	––	16,388

Income tax benefit from exercise of stock options	––	––	222,553	––	222,553

Net income	––	––	––	3,074,757	3,074,757

Balance at July 30, 2005	6,193,273	$619	$33,402,687	$2,659,355	$36,062,661

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 31, 2004	July 30, 2005
Operating activities
Net income	$251,058	$3,074,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,574,986	2,331,925
Deferred income taxes	38,131	1,226,916
Income tax benefit from exercise of stock options	––	222,553
Beneficial conversion of subordinated debentures	163,333	––
Loss on disposal of property and equipment	275,154	198,631
Changes in operating assets and liabilities:
Accounts receivable	(44,903)	(700,986)
Inventories	(3,266,124)	(3,728,360)
Prepaid expenses and other current assets	(35,815)	99,696
Prepaid federal income taxes	––	(1,486,303)
Other assets	788,367	(150,444)
Accounts payable	2,349,042	(590,321)
Accrued expenses and deferred income	(666,683)	2,470,638
Accrued rent liabilities	388,812	1,489,114

Net cash provided by operating activities	1,815,358	4,457,816

Investing activities
Purchase of property and equipment	(4,339,680)	(10,674,117)
Proceeds from sale of property and equipment	43,386	9,677

Net cash used in investing activities	(4,296,294)	(10,664,440)

Financing activities
Net repayments under revolving notes payable	(4,934,942)	––
Proceeds from sales of common stock and warrants	15,543,706	7,540,225
Proceeds from exercise of stock options	––	16,388
Principal payments under capital lease obligations	(488,317)	(384,517)
Principal payments of subordinated debt	(859,910)	––
Payment to retire stock warrants	(850,000)	––
Cash distributions to shareholders	(13,386)	––

Net cash provided by financing activities	8,397,151	7,172,096

Net increase in cash and cash equivalents	5,916,215	965,472
Cash and cash equivalents at beginning of period	309,799	1,431,759

Cash and cash equivalents at end of period	$6,226,014	$2,397,231

Supplemental disclosures of cash flow information
Cash paid for income taxes	$127,705	$1,784,501

Cash paid for interest	$405,766	$207,283

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
2. Change in Fiscal Year
     On March 10, 2005, by a vote of its board of directors, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company’s fiscal year ended four weeks earlier. As a result of this change, the Company had a four week transition period ended January 29, 2005. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period will be included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. For comparison purposes, we refer to the thirteen weeks ended July 31, 2004 as the second quarter of 2004 and the twenty-six weeks ended July 31, 2004 as the first half of 2004.
3. Private Placement of Common Stock and Warrants
     Effective April 8, 2005, the Company sold to certain accredited investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. As of July 30, 2005, the net proceeds to the Company after placement fees and expenses were $7,540,225. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent.
     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement. The registration rights agreement is effective through April 8, 2008. Failure to file the registration statement or to achieve or subsequently maintain the effectiveness of the registration statement through the term of the registration rights agreement will subject the Company to liquidated damages in an amount up to 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants. The SEC declared the registration statement effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of July 30, 2005, the maximum amount of liquidated damages that the Company could be required to pay was $2,800,000, which represents 32 potential monthly payments of $87,500.
     The Company has estimated the fair value at date of issue of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. Because the Company has no obligation to settle the warrants by any means other than through the issuance of shares of its common stock, the Company has included the fair value of the warrants as a component of shareholders’ equity.
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
5. Income Taxes
     Significant components of income tax expense (benefit) for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 30, 2005 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Current:
Federal	$(24,146)	$409,872	$124,988	$569,661
State and local	10,473	76,850	38,435	106,810

Total current	(13,673)	486,722	163,423	676,471

Deferred:
Federal	(213,006)	231,738	32,112	1,033,192
State and local	(39,939)	43,450	6,021	193,724

Total deferred	(252,945)	275,188	38,133	1,226,916

Total income tax expense (benefit)	$(266,618)	$761,910	$201,556	$1,903,387

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 30, 2005 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Federal income tax at 34% statutory rate	$(258,661)	$675,080	$153,889	$1,692,577
State and local taxes, net of federal income taxes	(15,431)	79,421	34,401	199,126
Permanent differences	7,474	7,409	13,266	11,684

Total income tax expense (benefit)	$(266,618)	$761,910	$201,556	$1,903,387

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	July 31, 2004	January 1, 2005	July 30, 2005
Deferred tax assets:
Net operating loss carryforward	$424,429	$732,028	$––
Vacation accrual	297,268	353,950	396,130
Inventory	936,950	818,985	1,068,261
Stock-based compensation	426,634	426,634	284,407
Accrued rent	1,147,635	1,413,911	1,833,309

Total deferred tax assets	3,232,916	3,745,508	3,582,107

Deferred tax liabilities:
Prepaid expenses	––	––	197,027
Property and equipment	1,685,677	2,646,868	2,541,443

Total deferred tax liabilities	1,685,677	2,646,868	2,738,470

Net deferred tax assets	$1,547,239	$1,098,640	$843,637

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
     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income(loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net income (loss) as reported	$(494,149)	$1,223,619	$251,058	$3,074,757

Add: Stock based compensation expense included in net income as reported	––	––	––	––

Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(99,826)	(151,576)	(199,652)	(255,119)

Pro forma net income (loss)	$(593,975)	$1,072,043	$51,406	$2,819,638

Basic earnings (loss) per share:
As reported	$(0.10)	$0.20	$0.05	$0.54
Pro forma	$(0.12)	$0.17	$0.01	$0.49
Diluted earnings (loss) per share:
As reported	$(0.10)	$0.19	$0.05	$0.51
Pro forma	$(0.12)	$0.17	$0.01	$0.47

     The weighted-average fair value of options granted during the twenty-six weeks ended July 30, 2005 and July 31, 2004 was $6.92 and $4.68, respectively. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3% to 3.5%, expected volatility of 64%, and expected option life of 6 years.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning in its first quarter of fiscal 2006. Adoption of the expensing requirements in 2006 will reduce the Company’s reported earnings in a manner similar to the pro forma disclosures shown above. SFAS 123R also will require that certain income tax benefits related to the exercise of stock options be classified in the statement of cash flows as cash provided by financing activities rather than cash provided by operating activities. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Numerator:
Numerator for basic earnings per share — Net income (loss)	$(494,149)	$1,223,619	$251,058	$3,074,757
Interest expense related to convertible debentures	––	––	5,754	––

Numerator for diluted earnings per share	$(494,149)	$1,223,619	$256,812	$3,074,757

Denominator for basic earnings per share — weighted average shares	5,102,481	6,145,613	4,844,999	5,744,926
Effect of dilutive securities
Stock options	––	224,257	253,087	238,994
Stock purchase warrants	––	14,459	12,677	5,622
Redeemable securities	––	––	65,511	––

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,102,481	6,384,329	5,176,274	5,989,542

     For the thirteen weeks ended July 31, 2004, 252,276 shares underlying stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For all periods presented, 216,000 shares underlying stock purchase warrants issued in connection with the IPO were excluded from the computation of diluted earnings per share because the exercise price of the warrants exceeded the company’s average stock price for those periods.
8. Subsequent Event — Hurricane Katrina
     On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (New Orleans). The Company operated three stores in New Orleans which have been closed as a result of this disaster. Because of the significant impact Hurricane Katrina had on New Orleans, the Company has not determined if or when these stores may reopen. As of August 29, 2005, the Company had a total of approximately $275,000 of inventory and net property and equipment at these locations. The Company anticipates that it is likely that these assets will be substantially unrecoverable. The Company carries property and casualty insurance and business interruption insurance. As of the date of this filing, the Company is working with its insurance carriers to determine to what extent insurance proceeds will offset any losses.
     The three New Orleans stores in the aggregate contributed approximately 1.25% of the Company’s net sales both for the year ended January 1, 2005 and for the twenty-six weeks ended July 30, 2005. Closing these locations on either a temporary or a permanent basis is not expected to have a material adverse effect on the overall operating results of the Company.
     The leases on these stores expire in 2006, 2007 and 2015. The leases contain various provisions related to casualties that impact the operations of the malls or the stores therein. The Company is currently working with the landlords of the respective malls to determine the impact of the disaster on these leases. The Company anticipates, based on its understanding of the provisions of the individual leases, that it would be released from substantially all lease obligations during any period that a mall is inoperable as a result of a casualty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Statements Regarding Forward-Looking Statements and Certain Risks.”
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of July 30, 2005, we operated 200 Bakers stores and 25 Wild Pair stores located in 36 states.
     On March 10, 2005, we changed our fiscal year end to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change moves us to the standard retail calendar and matches our financial year to our merchandising year. As a result of this change, we had a four week transition period ended January 29, 2005, our first quarter covers the thirteen weeks ended April 30, 2005 and our second quarter covers the thirteen weeks ended July 30, 2005. For comparison purposes, we refer to the thirteen weeks and twenty-six weeks ended July 31, 2004 as the second quarter of 2004 and the second half of 2004, respectively.
     Our program to remodel existing stores and open new stores has resulted in 50% of our Bakers stores operating in the new format as of July 30, 2005. The new format for our Bakers stores has generated comparable store sales increases at new format stores that exceed our corporate average. New format stores may not necessarily continue to achieve such above average growth beyond their first comparable year. We expect remodeled stores to be closed for approximately six to seven weeks during the period of remodeling.
     During the first half of 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. We are using the proceeds to finance new store expansion and remodel existing stores into our new format. Our new format stores are generating higher average net sales and comparable store sales growth than our company average.
     Our net sales and gross profit showed significant improvement during the first half of 2005. Net sales increased 21.8% compared to the first half of 2004 as a result of a 10.1% increase in comparable store sales and our expansion to 225 stores. Gross profit increased 32.5% resulting from lower markdowns and greater leverage. As a result of improved sales and margins, our net income increased to $3.1 million in the first half of 2005 compared to $251,000 in the first half of 2004.
     For comparison purposes, we classify our stores, including our internet store, as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.
Hurricane Katrina
     On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (New Orleans). We operated three stores in New Orleans which have been closed as a result of this disaster. Because of the significant impact Hurricane Katrina had on New Orleans, we have not determined if or when these stores may reopen. As of August 29, 2005, we had a total of approximately $275,000 of inventory and net property and equipment at these locations. We anticipate that it is likely that these assets will be substantially unrecoverable. We carry property and casualty insurance and business interruption insurance. As of the date of this filing, we are working with our insurance carriers to determine to what extent insurance proceeds will offset any losses.
     The three New Orleans stores in the aggregate contributed approximately 1.25% of our net sales both for the year ended January 1, 2005 and for the twenty-six weeks ended July 30, 2005. Closing these locations on either a temporary or a permanent basis is not expected to have a material adverse effect on our overall operating results.
     The leases on these stores expire in 2006, 2007 and 2015. The leases contain various provisions related to casualties that impact the operations of the malls or the stores therein. We are currently working with the landlords of the respective malls to determine the impact of the disaster on these leases. We anticipate, based on our understanding of the provisions of the individual leases, that we would be released from substantially all lease obligations during any period that a mall is inoperable as a result of a casualty.
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
Stock Purchase Warrants
     In connection with our initial public offering in 2004 and our private placement in 2005, we issued stock purchase warrants. The warrants issued in our private placement are subject to a registration rights agreement that includes a liquidated damages clause. We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital. However, we are aware that the EITF discussed this issue in its June 2005 meeting without reaching consensus and has included in the agenda for a future meeting EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and we understand that it is possible that the EITF may reach a consensus which may require that the fair value of the warrants be classified as a liability and may also reach a consensus that the fair value of the warrants be remeasured at each balance sheet date. This consensus could impact our financial position and results of operations. In such an event, we would follow transition guidance provided by EITF on this issue.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.4	66.9	69.1	66.3

Gross profit	29.6	33.1	30.9	33.7

Selling expense	20.9	20.2	20.3	19.7
General and administrative expense	10.1	8.4	9.2	8.2
Loss on disposal of property and equipment	0.7	0.1	0.4	0.2

Operating income (loss)	(2.1)	4.4	1.0	5.6

Other income (expense)	0.3	0.1	0.2	0.1
Interest expense	(0.4)	(0.1)	(0.6)	(0.2)

Income (loss) before income taxes	(2.2)	4.4	0.6	5.5

Income tax expense (benefit)	(0.8)	1.7	0.3	2.1

Net income (loss)	(1.4)%	2.7%	0.3%	3.4%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
Number of stores at beginning of period	206	221	208	218
Stores opened during period	1	6	1	13
Stores closed during period	––	(2)	(2)	(6)

Number of stores at end of period	207	225	207	225

Thirteen Weeks Ended July 30, 2005 Compared to Thirteen Weeks Ended July 31, 2004
     Net sales. Net sales increased to $45.3 million for the thirteen weeks ended July 30, 2005 (second quarter 2005) from $35.4 million for the thirteen weeks ended July 31, 2004 (second quarter 2004), an increase of $9.9 million or 27.8%. Net sales for the second quarter of 2005 reflect strong consumer demand for embellished casual footwear and a recovery in demand for casual sandals compared to the prior year. This increase resulted from growth in stores to 225 in 2005 from 207 in 2004 and a 12.7% increase in comparable store sales in the second quarter of 2005 compared to a 3.0% increase in the second quarter of 2004. We achieved higher sales per store on a larger store base. Average unit selling prices increased 15.8% reflecting improved price points and less discounting compared to the second quarter of 2004 and unit sales volume increased 10.3%. Sales at our internet store increased 115.4% to $0.7 million in the quarter.
     Gross profit. Gross profit increased to $15.0 million in the second quarter of 2005 from $10.5 million in the second quarter of 2004, an increase of $4.5 million or 42.9%. As a percentage of sales, gross profit increased to 33.1% in the second quarter of 2005 from 29.6% in the second quarter of 2004. This reflects improved markdown experience resulting from strong customer demand, an improved mix of higher value shoes versus low priced flip flops, and greater leverage of sales to occupancy and buying expense.
     Selling expense. Selling expense increased to $9.1 million in the second quarter of 2005 from $7.4 million in the second quarter of 2004, an increase of $1.7 million or 23.5%, primarily as a result of incremental expenses from increasing the number of stores we operated and an increase in store depreciation expense to $0.9 million from $0.5 million related to new and remodeled stores. We were able to successfully leverage these expenses, reflected by the decrease in selling expense as a percentage of sales from 20.9% to 20.2%.
     General and administrative expense. General and administrative expense increased to $3.8 million in the second quarter of 2005 from $3.6 million in the second quarter of 2004, an increase of $0.2 million or 6.3%. The increase was due primarily to increased incentive compensation resulting from the significant improvement in operating results in the period.
     Income tax expense. We recognized income tax expense of $762,000 for the second quarter of 2005 compared to an income tax benefit of $267,000 in the second quarter of 2004.
     Net income. We had net income of $1.2 million in the second quarter of 2005 compared to a net loss of $0.5 million in the second quarter of 2004.
Twenty-six Weeks Ended July 30, 2005 Compared to Twenty-six Weeks Ended July 31, 2004
     Net sales. Net sales increased to $90.2 million for the twenty-six weeks ended July 30, 2005 (first half 2005) from $74.1 million for the twenty-six weeks ended July 31, 2004 (first half 2004), an increase of $16.1 million or 21.8%. Net sales for the first half of 2005 reflect strong consumer demand for embellished casual footwear and a recovery in demand for casual sandals compared to the prior year. This increase resulted from growth in stores to 225 in 2005 from 207 in 2004 and a 10.1% increase in comparable store sales in the first half of 2005 compared to 6.6% in the first half of 2004. Average unit selling prices increased 6.8% in the first half of 2005 reflecting less discounting compared to the first half of 2004 while unit sales volume increased 13.8%. Sales at our internet store increased 102.9% to $1.4 million for the first half of 2005.

     Gross profit. Gross profit increased to $30.4 million in the first half of 2005 from $22.9 million in the first half of 2004, an increase of $7.5 million or 32.6%. As a percentage of sales, gross profit increased to 33.7% in the first half of 2005 from 31.0% in the first half of 2004. This reflects improved markdown experience resulting from strong customer demand, an improved mix of higher value shoes versus low priced flip flops, and greater leverage of sales to occupancy and buying expense.
     Selling expense. Selling expense increased to $17.8 million in the first half of 2005 from $15.1 million in the first half of 2004, an increase of $2.7 million or 17.8%, primarily as a result of incremental expenses from increasing the number of stores we operated and increased depreciation expense to $2.3 million from $1.6 million related to new and remodeled stores, but decreased as a percentage of sales to 19.7% from 20.3% reflecting improved leverage from higher sales levels.
     General and administrative expense. General and administrative expense increased to $7.3 million in the first half of 2005 from $6.8 million in the first half of 2004, an increase of $0.5 million or 7.8%. The increase was due primarily to increased incentive compensation resulting from the significant improvement in operating results in the period.
     Interest expense. Interest expense decreased to $213,000 in the first half of 2005 from $503,000 in the first half of 2004, a decrease of $290,000. In the first half of 2004, we converted our subordinated convertible debentures into common stock and paid the outstanding balances of our other debt instruments except for capital lease obligations with the proceeds from our IPO. The decrease in interest expense reflects the reduction in our aggregate borrowings compared to the prior year.
     Income tax expense. Income tax expense increased to $1.9 million for the first half of 2005 compared to income tax expense of $0.2 million in the first half of 2004 as a result of the substantial increase in taxable income in 2005.
     Net income. We had net income of $3.1 million in the first half of 2005 compared to net income of $251,000 in the first half of 2004.
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
Liquidity and Capital Resources
     During the first half of 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. During the first half of 2004, we completed our initial public offering which generated net proceeds of $15.5 million. As summarized in the table below, these equity placements as well as our profitable operations have allowed us to maintain a strong working capital position while making significant investments in new and remodeled stores. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt.

     The following table summarizes certain key liquidity measurements as of the dates indicated:

	July 31, 2004	January 1, 2005	July 30, 2005
Cash	$6,226,014	$6,675,135	$2,397,231
Inventories	16,436,204	16,790,753	21,530,715
Total current assets	26,114,126	28,302,503	29,806,267
Total current liabilities	11,922,873	17,124,315	18,107,452
Net working capital	14,191,253	11,178,188	11,698,815

Property and equipment, net	15,768,727	20,714,211	29,861,793

Total assets	42,119,016	49,370,708	60,195,971
Total shareholders’ equity	26,162,111	27,074,537	36,062,661

Unused borrowing capacity*	11,608,000	12,354,131	16,790,280

*	as calculated under the terms of our revolving credit facility
     We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and proceeds from the private placement of our common stock and warrants will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.
Operating activities
     For the first half of 2005, our net cash provided by operating activities was $4.5 million compared to $1.8 million in the first half of 2004, an increase of $2.7 million. The primary cause of this improvement was the $2.8 million increase in net income compared to the first half of 2004. Our cash balance at July 30, 2005 decreased to $2.4 million from $6.7 million at January 1, 2005 and $6.2 million at July 31, 2004 principally as the result of $1.8 million of estimated income tax payments made during the second quarter of 2005 and capital expenditures as discussed below in Investing Activities.
     As a result of the increase in our total stores operated and the increase in our comparable store sales, we have increased our inventory to $21.5 million at July 30, 2005, up $5.1 million from $16.4 million at July 31, 2004. Although we believe that at July 30, 30, 2005, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
     Substantially all of our products are currently manufactured in China. The Chinese economy is subject to periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years there have been delays at ports on the west coast of the United States resulting from the volume of Chinese imports We actively monitor these matters and adjust the timing of our product sourcing in order to minimize the impact of any production or transportation delays.
Investing activities
     Cash used in investing activities was $10.7 million in the first half of 2005 compared to $4.3 million for the first half of 2004. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements. A substantial portion of the capital expenditures relates to new and remodeled stores scheduled to open during the third and fourth quarters of each year.

     We anticipate that our capital expenditures in fiscal year 2005, related to new stores, store remodelings, distribution and general corporate activities, will be approximately $18.0 million. This includes amounts to be expended in 2005 related to some of our 2006 store openings and remodelings.
     For the twenty-six weeks ended July 30, 2005, we opened 13 new stores. We plan to open approximately 30 to 32 new stores for all of fiscal year 2005. Capital expenditures for a new store typically average approximately $225,000 to $325,000. We generally receive landlord allowances in connection with new stores averaging approximately $25,000 to $75,000. We expect to receive approximately $1.5 million of landlord allowances in fiscal year 2005. The average cash investment in inventory for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred.
     For the twenty-six weeks ended July 30, 2005 we remodeled 21 stores. We plan to remodel approximately 26 stores for all of fiscal year 2005. Capital expenditures for remodeling the average existing store into the new format typically average approximately $225,000 to $325,000.
Financing activities
     On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain accredited investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. As of July 30, 2005, the net proceeds after placement fees and expenses were $7,540,225.
     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement. The registration rights agreement is effective through April 8, 2008. Failure to file the registration statement or to achieve or subsequently maintain the effectiveness of the registration statement through the term of the registration rights agreement will subject us to liquidated damages in an amount up to 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants. The SEC declared the registration statement effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of July 30, 2005, the maximum amount of liquidated damages that we could be required to pay was $2,800,000, which represents 32 potential monthly payments of $87,500.
     We have estimated the fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. Because the warrants were issued in connection with the sale of common stock and we have no obligation to settle the warrants by any means other than through the issuance of shares of our common stock we have included the fair value of the warrants as a component of shareholders’ equity. Our accounting policy for stock purchase warrants is described more fully above under the caption “ – Critical Accounting Policies.”
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
     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At July 30, 2005, we had 6,193,273, shares of common stock outstanding.
     We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. that was amended effective September 1, 2004. Among other things, the amendment reduced the margin on our base rate loans from 0.75% per annum to 0% per annum and reduced the monthly facility fee paid by us to Fleet. In addition, the amendment eliminates the financial covenant relating to capital expenditures and extends the maturity date of the credit facility to August 31, 2008. As part of the amendment, Fleet released Mr. Peter Edison’s $500,000 limited guaranty of collection under the facility. The credit agreement also provides that the Company can fix the interest rate on a designated portion of the outstanding balance for periods of at least 30 days based on the LIBOR ( London Interbank Offered Rate) plus 1.75% to 2.50% by entering into a basis swap, such swaps do not meet the criteria for hedge accounting. Prior to this amendment, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets.
     At January 3, 2004, we had a balance of $2.2 million on our credit facility. This balance increased to $5.7 million prior to our IPO. We repaid this outstanding balance from the proceeds of our IPO during the first quarter of 2004. On October 25, 2004, we made our first draw on the credit facility since the IPO, ultimately increasing our draw to $2.7 million in the fourth quarter of 2004 before repaying the entire balance from our December operating cash flow resulting in no outstanding balance as of January 1, 2005. On February 17, 2005, we made our first draw on our revolving credit agreement in fiscal 2005. The highest outstanding balance on our facility from February 17, 2005 through April 10, 2005 was $5.1 million, and on April 11, 2005 the outstanding balance was repaid with part of the proceeds from our private placement. We did not draw on the facility during the second quarter of 2005, but anticipate drawing on the facility during the third quarter to support our working capital needs as we approach the holiday selling season.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At July 30, 2005, January 1, 2005, and July 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of July 30, 2005:

	Payments due in Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Capital lease obligations (1)	$1,257,434	$702,567	$523,607	$31,260	$—
Operating lease obligations (2)	153,429,055	20,148,397	38,321,636	34,126,536	60,832,485
Purchase obligations (3)	25,067,426	25,059,063	8,364	—	—

Total	$179,753,915	$45,910,027	$38,853,607	$34,157,796	$60,832,485

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards, where applicable, using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning in its first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. SFAS 123R also will require that certain income tax benefits related to the exercise of stock options be classified in the statement of cash flows as cash provided by financing activities rather than cash provided by operating activities. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the second quarter of fiscal year 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.
     It should be noted that while the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Internal Control Over Financial Reporting
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

BAKERS FOOTWEAR GROUP, INC.
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the twenty-six weeks ended July 30, 2005.
Issuer Purchases of Equity Securities

(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
May 1, 2005 - May 28, 2005	—	—	—	—
May 29, 2005 – July 2, 2005	—	—	—	—
July 3, 2005 - July 30, 2005	—	—	—	—
Total	—	—	—	—
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 7, 2005.
(b) At the annual meeting of shareholders of the Company held on June 7, 2005, action was taken with respect to the election of all six directors of the Company: 5,718,219 shares were voted for Peter A. Edison, while authority was withheld with respect to 1,100 shares; 5,718,219 shares were voted for Michele A. Bergerac, while authority was withheld with respect to 1,100 shares; 5,718,219 shares were voted for Andrew N. Baur, while authority was withheld with respect to 1,100 shares; 5,718,219 shares were voted for Timothy F. Finley, while authority was withheld with respect to 1,100 shares; 5,718,219 shares were voted for Harry E. Rich, while authority was withheld with respect to 1,100 shares; and 5,718,219 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 1,100 shares.
(c) Shareholders approved the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan: 4,108,357 shares were voted in favor, 701,650 shares were voted against, 1,900 shares abstained, and there were 907,412 broker non-votes. Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 5,718,319 shares were voted in favor, 1,000 shares were voted against, no shares abstained and there were no broker non-votes.
ITEM 6. EXHIBITS
(a) Exhibits: See Exhibit Index herein

BAKERS FOOTWEAR GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: September 13, 2005

BAKERS FOOTWEAR GROUP, INC.
(Registrant)

By:	/s/ Peter A. Edison

Peter A. Edison
Chairman of the Board of Directors and
Chief Executive Officer
(On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.

Lawrence L. Spanley, Jr.
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary
(As principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to the Company’s 2005 Proxy Statement dated April 27, 2005, Appendix A).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 7 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)