Form 10-Q
period 2005-10-29
BAKERS FOOTWEAR GROUP INC
filed 2005-12-13
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2005

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
(314) 621-0699
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 6,206,933 shares issued and outstanding as of December 9, 2005.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 30, 2004	January 1, 2005	October 29, 2005
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$141,249	$6,675,135	$128,314
Accounts receivable	942,518	1,237,450	1,489,024
Other receivables	711,177	645,855	1,257,975
Inventories	18,220,401	16,790,753	24,950,807
Prepaid expenses and other current assets	811,185	1,048,347	931,444
Prepaid income taxes	—	—	1,822,703
Deferred income taxes	3,559,256	1,904,963	1,537,312

Total current assets	24,385,786	28,302,503	32,117,579

Property and equipment, net	18,874,233	20,714,211	34,596,070
Other assets	311,954	353,994	553,016

Total assets	$43,571,973	$49,370,708	$67,266,665

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,745,494	$6,662,044	$10,107,873
Accrued expenses	4,471,517	7,457,043	8,124,983
Sales tax payable	601,947	1,422,716	726,651
Deferred income	763,682	914,814	1,168,467
Revolving credit facility	899,755	—	5,077,992
Current maturities of capital lease obligations	714,845	667,698	439,524

Total current liabilities	15,197,240	17,124,315	25,645,490

Obligations under capital leases, less current maturities	766,526	679,414	327,003
Accrued rent liabilities	3,568,106	3,686,119	5,974,116
Deferred income taxes	463,698	806,323	208,400

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 shares outstanding at October 30, 2004 and January 1, 2005; 6,206,933 shares outstanding at October 29, 2005	510	510	621
Additional paid-in capital	25,623,630	25,623,630	33,501,662
Retained earnings (deficit)	(2,047,737)	1,450,397	1,609,373

Total shareholders’ equity	23,576,403	27,074,537	35,111,656

Total liabilities and shareholders’ equity	$43,571,973	$49,370,708	$67,266,665

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 29,	October 30,	October 29,
	2004	2005	2004	2005
Net sales	$32,286,599	$43,242,897	$106,365,547	$133,441,637
Cost of merchandise sold, occupancy, and buying expenses	25,384,289	31,402,544	76,535,276	91,211,344

Gross profit	6,902,310	11,840,353	29,830,271	42,230,293

Operating expenses:
Selling	7,678,915	9,352,861	22,745,515	27,106,619
General and administrative	3,094,201	3,968,239	9,909,937	11,317,149
Loss on disposal or impairment of property and equipment	89,750	231,615	364,904	430,246

Operating income (loss)	(3,960,556)	(1,712,362)	(3,190,085)	3,376,279

Other income (expense):
Interest expense	(191,538)	(95,775)	(694,460)	(308,666)
Other, net	24,283	20,211	209,348	122,605

Income (loss) before income taxes	(4,127,811)	(1,787,926)	(3,675,197)	3,190,218

Provision for (benefit from) income taxes	(1,549,181)	(737,944)	(1,347,625)	1,165,443

Net income (loss)	$(2,578,630)	$(1,049,982)	$(2,327,572)	$2,024,775

Basic earnings (loss) per share	$(0.51)	$(0.17)	$(0.47)	$0.34

Diluted earnings (loss) per share	$(0.51)	$(0.17)	$(0.47)	$0.33

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional	Retained
	Issued and		Paid-In	Earnings
	Outstanding	Amount	Capital	(Deficit)	Total
Balance at January 1, 2005	5,102,481	$510	$25,623,630	$1,450,397	$27,074,537

Net loss for transition period	—	—	—	(1,865,799)	(1,865,799)

Balance at January 29, 2005	5,102,481	510	25,623,630	(415,402)	25,208,738
Shares issued in connection with private placement of common stock and warrants	1,000,000	100	7,538,319	—	7,538,419

Shares issued in connection with exercise of stock options	104,452	11	77,482	—	77,493

Income tax benefit from exercise of stock options	—	—	262,231	—	262,231

Net income	—	—	—	2,024,775	2,024,775

Balance at October 29, 2005	6,206,933	$621	$33,501,662	$1,609,373	$35,111,656

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005
Operating activities
Net income (loss)	$(2,327,572)	$2,024,775
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,454,016	3,721,459
Deferred income taxes	(1,510,188)	741,641
Income tax benefit from exercise of stock options	—	262,231
Beneficial conversion of subordinated debentures	163,333	—
Loss on disposal or impairment of property and equipment	364,904	430,246
Changes in operating assets and liabilities:
Accounts receivable	(805,022)	(1,404,390)
Inventories	(5,050,321)	(7,148,452)
Prepaid expenses and other current assets	52,685	249,312
Prepaid income taxes	—	(1,822,703)
Other assets	712,575	(175,549)
Accounts payable	4,553,620	1,604,213
Accrued expenses and deferred income	(409,095)	2,787,588
Accrued rent liabilities	936,827	2,272,668

Net cash provided by (used in) operating activities	(864,238)	3,543,039

Investing activities
Purchase of property and equipment	(8,414,272)	(17,040,095)
Proceeds from sale of property and equipment	43,692	20,229

Net cash used in investing activities	(8,370,580)	(17,019,866)

Financing activities
Net advances (repayments) under revolving credit facility	(4,035,187)	5,077,992
Proceeds from sales of common stock and warrants	15,530,993	7,538,419
Proceeds from exercise of stock options	—	77,493
Principal payments under capital lease obligations	(706,242)	(520,522)
Principal payments of subordinated debt	(859,910)	—
Payment to retire stock warrants	(850,000)	—
Cash distributions to shareholders	(13,386)	—

Net cash provided by financing activities	9,066,268	12,173,382

Net decrease in cash and cash equivalents	(168,550)	(1,303,445)
Cash and cash equivalents at beginning of period	309,799	1,431,759

Cash and cash equivalents at end of period	$141,249	$128,314

Supplemental disclosures of cash flow information
Cash paid for income taxes	$141,832	$1,852,289

Cash paid for interest	$595,130	$287,168

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
2. Change in Fiscal Year
     On March 10, 2005, by a vote of its board of directors, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company’s fiscal year ended four weeks earlier. As a result of this change, the Company had a four week transition period ended January 29, 2005. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period will be included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. The financial statements as of and for the thirteen weeks ended October 30, 2004 (the third quarter of 2004) and the thirty-nine weeks ended October 30, 2004 are presented for comparison purposes.
3. Private Placement of Common Stock and Warrants
     Effective April 8, 2005, the Company sold to certain accredited investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. As of October 29, 2005, the net proceeds to the Company after placement fees and expenses were $7,538,419. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent.
     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement. The registration rights agreement is effective through April 8, 2008. Failure to file the registration statement or to achieve or subsequently maintain the effectiveness of the registration statement through the term of the registration rights agreement will subject the Company to liquidated damages in an amount up to 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants. The SEC declared the registration statement effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of October 29, 2005, the maximum amount of liquidated damages that the Company could be required to pay was $2,537,500, which represents 29 potential monthly payments of $87,500.
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
     The Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters. The warrants became exercisable on February 10, 2005 and will expire on February 10, 2009.
     The subordinated convertible debentures were converted into 653,331 shares of common stock at a conversion rate of $7.50 per share. The Company recognized a beneficial conversion expense of $163,333 for the difference between the $7.75 IPO price and the $7.50 conversion price.
5. Income Taxes
     Significant components of income tax expense (benefit) for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 29, 2005 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Current:
Federal	$(13,356)	$(212,774)	$111,632	$356,886
State and local	12,495	(39,895)	50,931	66,916

Total current	(861)	(252,669)	162,563	423,802

Deferred:
Federal	(1,303,848)	(408,653)	(1,271,737)	624,539
State and local	(244,472)	(76,622)	(238,451)	117,102

Total deferred	(1,548,320)	(485,275)	(1,510,188)	741,641

Total income tax expense (benefit)	$(1,549,181)	$(737,944)	$(1,347,625)	$1,165,443

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 34% and the amount reported in the statement of operations for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 29, 2005 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Federal income tax at 34% statutory rate	$(1,403,456)	$(607,895)	$(1,249,566)	$1,084,682
State and local taxes, net of federal income taxes	(150,112)	(71,517)	(115,711)	127,610
Permanent differences	4,387	(58,532)	17,652	(46,849)

Total income tax expense (benefit)	$(1,549,181)	$(737,944)	$(1,347,625)	$1,165,443

For the periods ended October 30, 2004, the permanent differences relate primarily to nondeductible expenses. For the periods ended October 29, 2005, the permanent differences relate primarily to charitable contribution deductions in excess of amounts recognizable for financial statement purposes. Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	October 30, 2004	January 1, 2005	October 29, 2005
Deferred tax assets:
Net operating loss carryforward	$2,198,591	$732,028	$––
Vacation accrual	325,768	353,950	407,530
Inventory	1,034,898	818,985	1,291,720
Stock-based compensation	426,634	426,634	276,129
Accrued rent	1,355,880	1,413,911	2,138,973

Total deferred tax assets	5,341,771	3,745,508	4,114,352

Deferred tax liabilities:
Prepaid expenses	––	––	161,937
Property and equipment	2,246,213	2,646,868	2,623,503

Total deferred tax liabilities	2,246,213	2,646,868	2,785,440

Net deferred tax assets	$3,095,558	$1,098,640	$1,328,912

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
     Effective with the IPO, the Company issued options to purchase 304,500 shares of common stock with an exercise price of $7.75 per share to certain employees and directors. In the first three quarters of 2005, the Company issued options to purchase 205,200 shares of common stock with a weighted-average exercise price of $11.32 per share. These options vest over five years and expire after ten years.
     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net income (loss) as reported	$(2,578,630)	$(1,049,982)	$(2,327,572)	$2,024,775
Add: Stock based compensation expense included in net income as reported	––	––	––	––
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(99,826)	(151,576)	(299,478)	(406,694)

Pro forma net income (loss)	$(2,678,456)	$(1,201,558)	$(2,627,050)	$1,618,081

Basic earnings (loss) per share:
As reported	$(0.51)	$(0.17)	$(0.47)	$0.34
Pro forma	$(0.52)	$(0.19)	$(0.53)	$0.27
Diluted earnings (loss) per share:
As reported	$(0.51)	$(0.17)	$(0.47)	$0.33
Pro forma	$(0.52)	$(0.19)	$(0.53)	$0.26
     The weighted-average fair value of options granted during the thirty-nine weeks ended October 29, 2005 and October 30, 2004 was $6.92 and $4.68, respectively. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3% to 3.5%, expected volatility of 64%, and expected option life of 6 years.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the

Company’s financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning in its first quarter of fiscal 2006. Adoption of the expensing requirements in 2006 will reduce the Company’s reported earnings in a manner similar to the pro forma disclosures shown above. SFAS 123R also will require that certain income tax benefits related to the exercise of stock options be classified in the statement of cash flows as cash provided by financing activities rather than cash provided by operating activities. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and, through the effective date of the IPO, convertible debentures and redeemable Class A and Class B stock.
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Numerator:
Numerator for basic earnings per share — Net income (loss)	$(2,578,630)	$(1,049,982)	$(2,327,572)	$2,024,775
Interest expense related to convertible debentures	—	—	5,754	—

Numerator for diluted earnings per share	$(2,578,630)	$(1,049,982)	$(2,321,818)	$2,024,775

Denominator for basic earnings per share — weighted average shares	5,102,481	6,198,305	4,930,826	5,896,052
Effect of dilutive securities
Stock options	—	—	—	233,888
Stock purchase warrants	—	—	—	34,587
Redeemable securities	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,102,481	6,198,305	4,930,826	6,164,527

     The following securities were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Stock options	234,017	235,449	247,703	—
Stock purchase warrants	—	118,990	8,451	—
Redeemable securities	—	—	75,021	—
Convertible securities	—	—	23,932	—
8. Revolving Credit Facility
     The Company has a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. that was amended effective September 1, 2004. Among other things, the amendment reduced the margin on base rate loans from 0.75% per annum to 0% per annum and reduced the monthly facility fee paid to Fleet. In addition, the amendment eliminates the financial covenant relating to capital expenditures and extends the maturity date of the credit facility to August 31, 2008. As part of the amendment, Fleet released Mr. Peter Edison’s $500,000 limited guaranty of collection under the facility. The credit agreement also provides that the Company can fix the interest rate on a designated portion of the outstanding balance for periods of at least 30 days based on the LIBOR (London Interbank Offered Rate) plus 1.75% to 2.50% by entering into a basis swap, such swaps do not meet the criteria for hedge accounting. Prior to this amendment, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum. The aggregate amount that the Company may borrow under the agreement at any time is established by a formula, which is based on inventory levels but cannot be greater than $25.0 million. The agreement is secured by substantially all of the Company’s assets. . At October 29, 2005, the interest rate on the revolving credit facility was 6.75% and we had unused borrowing capacity of $13,885,016.
9. Impact of Hurricane Katrina
     On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (New Orleans). The Company operated three stores in New Orleans. One store was not damaged and was reopened on October 28, 2005. One store, not covered by flood insurance, was destroyed by floodwaters and the Company has written off approximately $60,000 of inventory and fixed assets, representing the book value of these assets. The other store was not damaged by hurricane or flood but was destroyed by a fire which significantly damaged the portion of the mall where the store was located. The Company has made claims under its fire insurance policy for the loss of its inventory and fixed assets at this location. No loss has been recognized at this location on the basis that the approximately $100,000 net book value of these assets are covered by insurance.
     The two New Orleans stores destroyed in connection with the storm contributed approximately 0.8% of the Company’s net sales both for the year ended January 1, 2005 and through fiscal year 2005 prior to the storm. Closing these locations on either a temporary or a permanent basis is not expected to have a material adverse effect on the overall operating results of the Company.
     The leases on the destroyed stores expire in 2006 and 2007. The leases contain various provisions related to casualties that impact the operations of the malls or the stores therein. The Company is currently working with the landlords of the respective malls to determine the impact of the disaster on these leases. The Company anticipates, based on its understanding of the provisions of the individual leases, that it will be released from substantially all lease obligations during any period that a mall is inoperable as a result of a casualty.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 29, 2005, we operated 207 Bakers stores and 27 Wild Pair stores located in 36 states.
     On March 10, 2005, we changed our fiscal year end to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change moves us to the standard retail calendar and matches our financial year to our merchandising year. As a result of this change, we had a four week transition period ended January 29, 2005, our first quarter covers the thirteen weeks ended April 30, 2005, our second quarter covers the thirteen weeks ended July 30, 2005, and our third quarter covers the thirteen weeks ended October 29, 2005. For comparison purposes, we refer to the thirteen weeks ended October 30, 2004 as the third quarter of 2004 and the thirty-nine weeks ended October 30, 2004 as the first three quarters of 2004.
     Our program to remodel existing stores and open new stores has resulted in 112 of our Bakers stores operating in the new format as of October 29, 2005. The new format for our Bakers stores has generated comparable store sales increases at new format stores that exceed our corporate average. New format stores may not necessarily continue to achieve such above average growth beyond their first comparable year. We expect remodeled stores to be closed for approximately six to seven weeks during the period of remodeling.
     During the first half of 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. We used the proceeds to finance new store expansion and remodel existing stores into our new format.
     We have experienced significantly improved net sales and gross profit throughout the first three quarters of 2005 compared to 2004. Net sales increased 25.5% compared to the first three quarters of 2004. Our store count has increased to 234 from 217 and our comparable store sales have increased 13.4%. The strong sales results have been accompanied by significantly improved gross margins which increased to 31.6% of sales in 2005 from 28.0% of sales in 2004. These improvements resulted in net income of $2.0 million for the first three quarters of 2005 compared to a net loss of $2.3 million for the first three quarters of 2004.
     Our third quarter results also showed substantial improvement compared to the comparable period in 2004. Net sales increased 33.9% and gross margins increased to 27.4% of sales from 21.4% of sales in the third quarter of 2004. Our net loss for the quarter decreased by $1.6 million to $1.0 million from a net loss of $2.6 million in 2004. We were fortunate that Hurricane Katrina did not have a significant negative impact on the quarter. Although two of our three New Orleans stores were destroyed, the third store was not damaged and, since reopening, has experienced improved sales compared to last year. We believe that our investment in one store, primarily inventory and fixed assets with an aggregate net book value of approximately $100,000, will be substantially recovered through insurance proceeds. The storm loss at our other store, primarily inventory, was approximately $60,000 before taxes and was recognized as a component of cost of sales during the third quarter.
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

Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	78.6	72.6	72.0	68.4

Gross profit	21.4	27.4	28.0	31.6

Selling expense	23.8	21.6	21.4	20.3
General and administrative expense	9.6	9.2	9.3	8.5
Loss on disposal or impairment of property and equipment	0.3	0.5	0.3	0.3

Operating income (loss)	(12.3)	(3.9)	(3.0)	2.5

Other income (expense), net	0.1	0.0	0.2	0.1
Interest expense	(0.6)	(0.2)	(0.7)	(0.2)

Income (loss) before income taxes	(12.8)	(4.1)	(3.5)	2.4

Provision for (benefit from) income taxes	(4.8)	(1.7)	(1.3)	0.9

Net income (loss)	(8.0)%	(2.4)%	(2.2)%	1.5%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Number of stores at beginning of period	207	225	208	218
Stores opened during period	11	11	12	24
Stores closed during period	(1)	(2)	(3)	(8)

Number of stores at end of period	217	234	217	234

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004
     Net sales. Net sales increased to $43.2 million for the thirteen weeks ended October 29, 2005 (third quarter 2005) from $32.3 million for the thirteen weeks ended October 30, 2004 (third quarter 2004), an increase of $10.9 million or 33.9%. Net sales for the third quarter of 2005 reflect strong consumer demand for boots, dress shoes and closed casual footwear. This increase also resulted from growth in stores to 234 in 2005 from 217 in 2004 and a 21.0% increase in comparable store sales in the third quarter of 2005 compared to a 7.6% decrease in the third quarter of 2004. Average unit selling prices increased 30.4% reflecting improved price points and less promotional discounting compared to the third quarter of 2004. Unit sales volume increased 2.1%. Sales at our internet store increased 167.3% to $0.9 million in the quarter.
     Gross profit. Gross profit increased to $11.8 million in the third quarter of 2005 from $6.9 million in the third quarter of 2004, an increase of $4.9 million or 71.5%. We attribute $1.9 million of this increase to improved margins resulting from an improved mix of higher value boots and shoes, $1.7 million of this increase to the increase in comparable store sales resulting from strong customer demand, and $1.3 million of this increase to the net impact of new stores. Permanent markdown costs increased to $4.7 million in 2005 from $2.8 million in 2004 reflecting increases in inventory levels compared to the prior year. As a percentage of sales, gross profit increased to 27.4% in the third quarter of 2005 from 21.4% in the third quarter of 2004
     Selling expense. Selling expense increased to $9.4 million in the third quarter of 2005 from $7.7 million in the third quarter of 2004, an increase of $1.7 million or 21.8%. The increase was primarily the result of a $1.0 million increase in store payroll and payroll taxes and a $0.4 million increase in store depreciation expense. As a percentage of sales, selling expenses decreased to 21.6% of sales from 23.8% in 2004.

     General and administrative expense. General and administrative expense increased to $4.0 million in the third quarter of 2005 from $3.1 million in the third quarter of 2004, an increase of $0.9 million or 28.2%. This increase is primarily attributable to a $0.3 million increase in administrative wages and benefits and a $0.3 million increase in incentive compensation. As a percentage of sales, general and administrative expense decreased to 9.2% of sales from 9.6% in 2004.
     Loss on disposal or impairment of property and equipment. Loss on disposal or impairment of property and equipment increased to $232,000 in the third quarter of 2005 up from $90,000 in the third quarter of 2004. The losses relate primarily to expensing leasehold improvements and store fixtures due to store remodeling during the third quarter as well as expensing certain leasehold improvements due to relocating our primary warehouse facility.
     Interest expense. Interest expense decreased to $96,000 in the third quarter of 2005 from $192,000 in the third quarter of 2004, a decrease of $96,000. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.
     Income tax benefit. We recognized an income tax benefit of $0.7 million for the third quarter of 2005 and an income tax benefit of $1.5 million for the third quarter of 2004, each related to the taxable loss for the respective quarters. During the third quarter of 2005 we recognized $65,000 of incremental income tax benefits related to contributions of shoes to various relief efforts. We did not establish a valuation allowance for the 2004 tax benefit because we had generated taxable income in prior periods and anticipated that future taxable income would be sufficient to allow us to fully realize the amount of the resulting tax asset. We have not established a valuation allowance for our net deferred income tax asset at the end of the third quarter of 2005 because our current year to date operations are profitable and we anticipate that future taxable income will be sufficient to allow us to fully realize this asset.
     Net loss. We had a net loss of $1.0 million in the third quarter of 2005 compared to a net loss of $2.6 million in the third quarter of 2004.
Thirty-nine Weeks Ended October 29, 2005 Compared to Thirty-nine Weeks Ended October 30, 2004
     Net sales. Net sales were $133.4 million for the thirty-nine weeks ended October 29, 2005 (first three quarters of 2005) up from $106.4 million for the thirty-nine weeks ended October 30, 2004 (first three quarters of 2004), an increase of $27.0 million or 25.5%. Net sales for the first three quarters of 2005 reflect strong consumer demand for embellished casual footwear and a recovery in demand for casual sandals during the first half of the year and particular strength in boots, dress shoes and closed casuals during the third quarter. This increase also resulted from growth in stores to 234 in 2005 from 217 in 2004 and a 13.4% increase in comparable store sales in 2005 compared to 1.9% in 2004. Average unit selling prices increased 13.6% in 2005 reflecting improved price points compared to 2004 while unit sales volume increased 10.1%. Sales at our internet store increased 124.5% to $2.3 million for the first three quarters of 2005.
     Gross profit. Gross profit increased to $42.2 million in 2005 from $29.8 million in 2004, an increase of $12.4 million or 41.6%. We attribute $4.3 million of this increase to the net impact of new stores, $4.1 million of this increase to the increase in comparable store sales resulting from strong customer demand, and $4.0 million of this increase to improved margins resulting from an improved mix of higher value boots and shoes. Permanent markdown costs increased to $11.0 million in 2005 from $9.4 million in 2004 reflecting increases in inventory levels compared to the prior year. As a percentage of sales, gross profit increased to 31.6% in 2005 from 28.0% in 2004.
     Selling expense. Selling expense increased to $27.1 million in 2005 from $22.7 million in 2004, an increase of $4.4 million or 19.2%. The increase was primarily the result of a $2.4 million increase in store payroll and payroll taxes, a $1.1 million increase in store depreciation expense, and a $0.5 million increase in credit card merchant fees. As a percentage of sales, selling expenses decreased to 20.3% of sales from 21.4% in 2004.
     General and administrative expense. General and administrative expense increased to $11.3 million in 2005 from $9.9 million in 2004, an increase of $1.4 million or 14.2%. This increase is primarily attributable to a $0.4 million increase in administrative wages and benefits and a $0.8 million increase in incentive compensation. As a percentage of sales, general and administrative expense decreased to 8.5% from 9.3% in 2004
     Interest expense. Interest expense decreased to $0.3 million in 2005 from $0.7 million in 2004, a decrease of $0.4 million. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.
     Income tax expense (benefit). We recognized income tax expense of $1.2 million for the first three quarters of 2005 compared to an income tax benefit of $1.3 million for the first three quarters of 2004 related to the taxable loss for that period. We have not established a valuation allowance for our net deferred income tax asset at the end of the third quarter of 2005 because our current year to date operations are profitable and we anticipate that future taxable income will be sufficient to allow us to fully realize this asset.
     Net income (loss). We had net income of $2.0 million in the first three quarters of 2005 compared to a net loss of $2.3 million in the first three quarters of 2004.
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
Liquidity and Capital Resources
     In 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. In 2004, we completed our initial public offering (IPO) which generated net proceeds of $15.5 million. As summarized in the table below, these equity placements as well as our profitable operations have allowed us to maintain a strong working capital position while making significant investments in new and remodeled stores. Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these needs for cash have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt.
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	October 30, 2004	January 1, 2005	October 29, 2005
Cash	$141,249	$6,675,135	$128,314
Inventories	18,220,401	16,790,753	24,950,807
Total current assets	24,385,786	28,302,503	32,117,579

Revolving credit facility	899,755	—	5,077,992
Total current liabilities	15,197,240	17,124,315	25,645,490
Net working capital	9,188,546	11,178,188	6,472,089

Property and equipment, net	18,874,233	20,714,211	34,596,070
Total assets	43,571,973	49,370,708	67,266,665

Total shareholders’ equity	23,576,403	27,074,537	35,111,656

Unused borrowing capacity*	12,724,293	12,354,131	13,885,016

*	- as calculated under the terms of our revolving credit facility
     We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion.
Operating activities
     For the first three quarters of 2005, our net cash provided by operating activities was $3.5 million compared to net cash used by operating activities of $0.9 million in the first three quarters of 2004, an improvement of $4.4 million. The primary cause of this change was the $4.3 million improvement from a net loss of $2.3 million in the first three quarters of 2004 to net income of $2.0 million in the first three quarters of 2005. Our cash balance at October 29, 2005 decreased to $0.1 million from $6.6 million at January 1, 2005, principally as a result of the increase in our inventories as discussed below, our capital expenditures as discussed below in “Investing Activities,” and $1.8 million of estimated income tax payments made during 2005. These uses were partially offset by a $4.1 million increase in accounts payable and accrued expenses and a $5.1 million increase in the balance of our revolving credit facility discussed below in “Financing Activities.”
     Our inventories at October 29, 2005 increased to $25.0 million from $18.2 million at October 30, 2004 and $16.8 million at January 1, 2005, resulting from operating more stores and carrying higher average inventory per store. Our higher per store inventories are consistent with the increase in our comparable store sales. We believe that at October 29, 2005, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
     Substantially all of our products are currently manufactured in China. The Chinese economy is subject to periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years there have been delays at ports on the west coast of the United States resulting from the volume of Chinese imports. We actively monitor these matters and adjust the timing of our product sourcing in order to minimize the impact of any production or transportation delays.
Investing activities
     Cash used in investing activities was $17.0 million in the first three quarters of 2005 compared to $8.4 million for the first three quarters of 2004. During each period, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements related to new and remodeled stores, including stores scheduled to open during the fourth quarter of each year.
     We anticipate that our capital expenditures in fiscal year 2005, related to new stores, store remodelings, distribution and general corporate activities, will be approximately $20.0 million. This includes amounts paid or accrued in 2005 related to certain 2006 store openings and remodelings.
     During the first three quarters of 2005, we opened 24 new stores. We plan to open 30 new stores for all of fiscal year 2005. Capital expenditures for a new store typically range from $200,000 to over $400,000 and average approximately $300,000. We generally receive landlord allowances in connection with new stores averaging approximately $25,000 to $75,000. We expect to receive approximately $1.5 million of landlord allowances in fiscal year 2005. The average cash investment in inventory for a new store is expected to range from approximately $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred.
     During the first three quarters of 2005 we remodeled 23 stores. We plan to remodel 25 stores for all of fiscal year 2005. Capital expenditures for remodeling existing stores into the new format typically average approximately $300,000.
Financing activities
     On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain accredited investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419.
     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement. The registration rights agreement is effective through April 8, 2008. Failure to file the registration statement or to achieve or subsequently maintain the effectiveness of the registration statement through the term of the registration rights agreement will subject us to liquidated damages in an amount up to 1% per month of the $8,750,000 gross proceeds of the private placement. On May 5, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants. The SEC declared the registration statement effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of October 29, 2005, the maximum amount of liquidated damages that we could be required to pay was $2,537,500, which represents 29 potential monthly payments of $87,500.
     We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital. However, we are aware that EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” was discussed in the June 2005 EITF meeting without a consensus being reached. Further deliberation of this issue has been postponed until after the Financial Accounting Standards Board addresses whether a separate registration rights agreement, which is discussed in this issue, is a derivative. We understand that it is possible that the EITF ultimately may reach a consensus which may require that the fair value of the warrants be classified as a liability and may also reach a consensus that the fair value of the warrants be remeasured at each balance sheet date. This consensus could impact our financial position and results of operations. In such an event, we would follow transition guidance provided by EITF on this issue.
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
     On February 10, 2004, we consummated our IPO with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise, by the underwriters, of the full over-allotment option. All of the shares of common stock sold to the public were sold at a price of $7.75 per share. The aggregate gross proceeds from the shares of common stock and the warrants sold was approximately $19.3 million. The net proceeds to us from the IPO were approximately $15.5 million. We used the net proceeds received from the IPO to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt, and $8.0 million for capital expenditures.
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
     In connection with our IPO, $4.5 million of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. At October 29, 2005, we had 6,206,933, shares of common stock outstanding.
     We have a $25.0 million secured revolving credit facility with Fleet Retail Group, Inc. (Fleet) that was amended effective September 1, 2004. Among other things, the amendment reduced the margin on our base rate loans from 0.75% per annum to 0% per annum and reduced the monthly facility fee paid by us to Fleet. In addition, the amendment eliminates the financial covenant relating to capital expenditures and extends the maturity date of the credit facility to August 31, 2008. As part of the amendment, Fleet released Mr. Peter Edison’s $500,000 limited guaranty of collection under the facility. The credit agreement also provides that the Company can fix the interest rate on a designated portion of the outstanding balance for periods of at least 30 days based on the LIBOR ( London Interbank Offered Rate) plus 1.75% to 2.50% by entering into a basis swap, such swaps do not meet the criteria for hedge accounting. Prior to this amendment, amounts borrowed under the facility bore interest at a rate equal to the base rate (as defined in the agreement) plus 0.75% per annum. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. At October 29, 2005, the interest rate on the revolving credit facility was 6.75% and we had unused borrowing capacity of $13,885,016.
     At January 3, 2004, we had a balance of $2.2 million on our credit facility. This balance increased to $5.7 million prior to our IPO. We repaid this outstanding balance from the proceeds of our IPO during the first quarter of 2004. On October 25, 2004, we made our first draw on the credit facility since the IPO, ultimately increasing our draw to $2.7 million in the fourth quarter of 2004 before repaying the entire balance from our December operating cash flow resulting in no outstanding balance as of January 1, 2005. On

February 17, 2005, we made our first draw on our revolving credit agreement in fiscal 2005. The highest outstanding balance on our facility from February 17, 2005 through April 10, 2005 was $5.1 million, and on April 11, 2005 the outstanding balance was repaid with part of the proceeds from our private placement. On September 19, 2005, we again drew on our revolving credit agreement and ultimately drawing a maximum of $5,077,992 on October 29, 2005. Subsequent to the third quarter our balance has fluctuated to as high as $5,998,260 and was $1,976,177 on December 7, 2005.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At October 29, 2005, January 1, 2005, and October 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of October 29, 2005:

	Payments due in Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Revolving credit facility	$5,077,992	$5,077,992	$—	$—	$—
Capital lease obligations (1)	1,023,671	602,931	408,236	12,504	—
Operating lease obligations (2)	171,486,145	21,421,454	41,689,831	38,218,648	70,156,211
Purchase obligations (3)	27,960,375	27,952,012	8,364	—	—

Total	$205,548,184	$55,054,389	$42,106,431	$38,231,152	$70,156,211

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the third quarter of fiscal year 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

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

BAKERS FOOTWEAR GROUP, INC.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirty-nine weeks ended October 29, 2005.
Issuer Purchases of Equity Securities

(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 31, 2005 — August 27, 2005	—	—	—	—
August 28, 2005 — October 1, 2005	—	—	—	—
October 2, 2005 — October 29, 2005	—	—	—	—
Total	—	—	—	—
ITEM 6. EXHIBITS
Exhibits: See Exhibit Index herein

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 13, 2005

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

10.1
Letter to Peter Edison dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.2
Letter to Michele Bergerac dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.3
Letter to Stan Tusman dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.4
Letter to Mark Ianni dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.5
Letter to Joe Vander Pluym dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.6
Letter to Larry Spanley dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 7 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).