Form 10-K
period 2006-01-28
BAKERS FOOTWEAR GROUP INC
filed 2006-04-14
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☐           Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $11.00 for the shares on the Nasdaq National Market on July 29, 2005) was approximately $48,575,370, as of July 29, 2005. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.
      As of April 1, 2006 there were 6,321,844 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2005 fiscal year (the “2006 Proxy Statement”) are incorporated by reference in Part III.

PART I

Item 1.	Business.
General
      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We sell both private label and national brand dress, casual and sport shoes, boots, sandals and accessories. We strive to create a fun, exciting and fashion oriented customer experience through an attractive store environment and an enthusiastic, well-trained sales force. Our buying teams constantly modify our product offerings to reflect widely accepted fashion trends. We strive to be the store of choice for young women between the ages of 16 and 35 who seek quality, fashionable footwear at an affordable price. We provide a high energy, fun shopping experience and attentive, personal service primarily in highly visible fashion mall locations. Our goal is to position Bakers as the fashion footwear merchandise authority for young women.
      As of January 28, 2006, we operated a total of 235 stores, with 208 stores in the Bakers format and 27 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. We are in the process of remodeling certain of our current Bakers stores and opening new stores into a more contemporary upscale format compared to our older Bakers stores. As of January 28, 2006, 118 of our Bakers stores operated in this new format. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 1, 2006, we operated 238 stores, 212 of which were Bakers stores and 26 of which were Wild Pair stores.
      On March 11, 2005, we changed our fiscal year to the standard retail calendar, which closes on the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change matches our financial year to our merchandising year. As a result of this change, we had a four week transition period beginning on January 2, 2005 and ending January 29, 2005. Our new fiscal year began on January 30, 2005 and ended on January 28, 2006.
      In order to accelerate our growth initiatives, on April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to investors in a private placement for gross proceeds of $8,750,000. The warrants generally are exercisable through April 8, 2010 at $10.18 per share. We also issued warrants to purchase 125,000 shares to the placement agent with generally the same terms, except that, among other things, there is a generally available cashless exercise provision. The net proceeds after placement fees of $700,000 and expenses were $7.5 million. We used the net proceeds to open new stores and remodel existing stores. In connection with this private placement, we provided certain registration rights to the investors and the placement agent generally relating to the shares of common stock purchased and shares of common stock issuable pursuant to the warrants which may subject us to liability. See the discussion in “— Risk Factors — We may be subject to liability under our registration statements” and in “Item 7. Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing activities” which is incorporated herein by reference.
      In this Annual Report on Form 10-K, we refer to the fiscal years ended January 5, 2002, January 4, 2003, January 3, 2004, January 1, 2005 and January 28, 2006 as “fiscal year 2001,” “fiscal year 2002,” “fiscal year 2003,” “fiscal year 2004,” and “fiscal year 2005,” respectively. We refer to the transition period from January 2, 2005 through January 29, 2005 as the “transition period.” For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Company History
      We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In fiscal year 2002, we acquired 33 former Sam & Libby store locations. In February 2004, we raised $15.5 million in connection with our initial public offering, reclassified our capital structure, converted outstanding subordinated convertible debentures into shares of common stock and terminated our repurchase obligations relating to our pre-IPO shares. We used the net proceeds to repay certain outstanding obligations and open new stores and remodel existing stores. See “Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources — Initial public offering” for further discussion of our initial public offering.
      We operate as one business segment for accounting purposes. See “Item 6. Selected Financial Data.” and “Item 8. Financial Statements and Supplementary Data” for information regarding our revenues, assets and other financial information. We are incorporated under the laws of the State of Missouri. Our executive offices are located at 2815 Scott Avenue, St. Louis, Missouri 63103 and our telephone number is (314) 621-0699. Information on the retail website for our Bakers stores, www.bakersshoes.com, is not part of this Annual Report on Form 10-K.
Growth Strategy
      Our growth strategy is to increase our store count, continue to remodel existing locations into our successful new store format, drive comparable store sales increases through exciting product offerings at increased price points and through upgrading our offering of accessories, and expand into new retail channels through our Internet store and through the introduction in fiscal year 2006 of our catalog.

Opening New Stores in Key Locations.

•	We currently plan to open 30 to 35 new stores in fiscal year 2006 and 30 to 35 new stores in fiscal year 2007. Our strong relationships with landlords allow us to secure desirable locations in fashion malls. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores. We opened 30 new stores in fiscal year 2005, 17 new stores in fiscal year 2004, and three new stores in fiscal year 2003. As of April 1, 2006, we have opened five new stores in fiscal year 2006.

•	We expect our new stores to average approximately $875,000 in store volume and to contribute approximately $160,000 of cash flow in their second year of operations. Construction costs for new stores currently average approximately $360,000. In connection with opening a new store, we typically receive a construction allowance from the landlord, which can range from $25,000 to over $100,000.

•	We believe that the operating infrastructure we have in place is capable of integrating a significant number of new stores with relatively little additional increase in general and administrative expenses. Virtually all of our senior management executives have held similar positions at specialty retail chains of substantially greater size. We believe that our buying teams have sufficient levels of experience to support our expected new store growth. Finally, we believe that our information and logistics systems are scalable to support significant growth.

Expanding Presence of New Format Stores.

•	We believe that we have had great success in remodeling existing Bakers stores into our new format. Through January 28, 2006, 118 Bakers stores have been opened in or remodeled into our new store format. We expect our new format percentage to grow to more than 70% of our total Bakers store base by the end of fiscal year 2006. Sales at remodeled stores show significant increases in volume after they are opened in the new format. We believe our new format stores generate higher annual sales because they feature a distinctive upscale contemporary format that is attractive to our customers.

•	Construction costs to remodel stores into the new format average approximately $300,000 and the remodeling typically requires the store to be closed for six to seven weeks. We plan to remodel existing stores into the new format in locations where we believe the additional investment will produce a higher return on investment than maintaining the current format. We remodeled 19 Bakers stores in fiscal year 2005 and 14 Bakers stores in fiscal year 2004 into the new format. We currently plan to remodel approximately 20 existing Bakers stores into the new format during fiscal year 2006. We have identified approximately 40 additional stores to be upgraded. Typically, our stores are remodeled in connection with lease renewals.

•	We will close existing stores at the end of their current lease terms when we do not believe that remodeling into our new format will generate an acceptable economic return or when we otherwise cannot renew leases under terms that are mutually acceptable to us and our landlords. Closing underperforming stores allows us to better focus on our growth objectives. We closed 13 stores in fiscal year 2005, 12 stores in fiscal year 2004, and 21 stores in fiscal year 2003. We closed two stores during our four week transition period ended January 29, 2005. As of April 1, 2006, we closed two stores in fiscal year 2006. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a table regarding the number of stores opened, acquired and closed in the last three years.

Increasing Same Store Sales.

•	We attempt to keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting today’s young women into the footwear and accessory styles they desire.

•	We employ a test and react strategy that constantly updates our product mix while minimizing inventory risk. This strategy is supported by our strong relationships with manufacturers which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react quickly to fashion trends and keep fast-moving inventory in stock.

•	We seek to continually improve the quality of our footwear offerings in order to meet our customers’ expectations and to allow us to strategically increase our price points. To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

•	We also intend to drive same store sales increases through an enhanced offering of accessories and through the introduction and expansion of branded accessories. Accessories accounted for 10.6% of merchandise sales in fiscal year 2005 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 15.5% of our net shoe sales for fiscal year 2005 consisted of branded footwear.

Expanding into new retail channels.

•	Since we began operating our Internet store in fiscal year 2000, our Internet sales have grown rapidly. For fiscal year 2005 our Internet sales were $3.9 million. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

•	In March 2006, we mailed 400,000 copies of our inaugural Bakers catalog to existing and prospective customers. We believe that the catalog allows us to broaden our appeal by showcasing our stylish image and upscale offerings. Preliminary indications are that customer responses to this mailing have been very positive. We anticipate issuing an additional three or four catalogs during fiscal year 2006. We believe that our catalog will provide a new channel for our customers to purchase our merchandise and will increase traffic at our Internet store and our mall stores.
Product Development and Merchandising
      Our merchants analyze, interpret and translate current and emerging lifestyle trends into footwear and accessories for our customers. Our merchants and senior management use various methods to monitor changes in culture and fashion. Our buyers travel to major domestic and international markets, such as New York, London and Milan, to gain an understanding of fashion trends. We attend major footwear trade shows and analyze various information services which provide broad themes on the direction of fashion and color for upcoming seasons. We also monitor current music, television, movie and magazine themes as they relate to clothing and footwear styles.
      A crucial element of our product development is our test and react strategy, which lowers our inventory risk. We typically buy small quantities of new footwear and deliver merchandise to a cross-section of stores. We closely monitor sell-through rates on test merchandise and, if the tests are successful, quickly re-order product to be distributed to a larger base of stores. Frequently, in as little as a week, we can make initial determinations as to the results of a product test. Our senior management team has extensive experience in retail and in responding to changes in our business. We work with merchandisers, buyers and our distribution system to attempt to respond timely to changes in consumer trends while effectively controlling overhead and inventory.
      In addition to our test and react strategy, we also moderate our fashion risk exposure through the national branded component of our merchandise mix. The national brands carried by our stores tend to focus on fashion basic merchandise supported by national advertising by the producer of the brand, which helps generate demand from our target customer. We believe we gain substantial brand affinity by carrying these lines. We believe that a customer who enters our store with the intent of shopping for national branded footwear will also consider the purchase of our lower price, higher gross margin private label merchandise.
Product Mix
      We sell both casual and dress footwear. Casual footwear includes sport shoes, sandals, athletic shoes, outdoor footwear, casual daywear, weekend casual, casual booties and tall-shafted boots. Dress footwear includes career footwear, tailored shoes, dress shoes, special occasion shoes and dress booties.

Private Label.
      Our private label merchandise, which comprised approximately 84.5% of our net shoe sales in fiscal year 2005, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. The average retail prices of our private label footwear generally range from $39 to $65. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.
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
      We establish manufacturing deadlines in order to ensure a consistent flow of inventory into the stores. Our disciplined product development process results in relatively short lead times. Depending upon where the shoes are produced and where the materials are sourced, we can have shoes delivered to our stores in four to 12 weeks. For more information, please see “— Sourcing and Distribution.”
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

National Brands.
      Our Bakers stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 15.5% of our net shoe sales for fiscal year 2005. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Skechers®, Guess Sport®, Steve Madden®, Diesel®, bebe® and Chinese Laundry®. We believe offering nationally recognized brands is a key element to attracting appearance conscious young women. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our operating costs.

Accessories.
      We are upgrading our accessories in the same manner as we upgraded our footwear offerings during fiscal year 2005. We introduced branded accessories in the fall of 2005 and have also upgraded our private label offerings. Our accessories include handbags, jewelry, sunglasses, ear clips and earrings, hosiery, scarves and other items. Our accessory products allow us to offer the convenience of one-stop shopping to our customers, enabling them to complement their seasonal ready-to-wear clothing with color coordinated footwear and accessories. Accessories add to our overall sales and typically generate higher gross margins than our footwear.

Merchandise Mix.
      The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2003-2005:

	Fiscal Year(1)

Category	2003	2004	2005

Private Label Footwear	75.0%	74.0%	75.5%
Branded Footwear	15.5%	15.6%	13.9%
Accessories	9.5%	10.4%	10.6%

Total	100.0%	100.0%	100.0%

(1)	Merchandise mix during our transition period in January 2005 was not materially different from that in the table.

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
      Our micro-merchandising strategy of classifying multiple stores and merchandising them similarly based upon customer demographics enables our merchants to provide an appropriate merchandise mix in order to meet that particular store’s customers’ casual, weekend/club, career and special occasion needs. In determining the appropriate merchandise mix and inventory levels for a particular store, among other factors, we consider selling history, importance of branded footwear, importance of accessories, importance of aggressive fashion, the stock capacity of the store, sizing trends and color preferences.
      Our merchandising plan includes sales, inventory and profitability targets for each product classification. This plan is reconciled with our store sales plan, a compilation of individual store sales projections that is developed semi-annually, but reforecasted monthly. We also update the merchandising plan on a monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department, which analyzes trends on a weekly, and sometimes daily, basis. We use the reforecasted merchandising plan to adjust production orders as needed to meet inventory and sales targets. This process keeps tight control over our inventory levels and reduces markdowns.
      Our buyers typically order merchandise 30 to 90 days in advance of anticipated delivery. This strategy allows us to react to both the positive and negative trends and customer preferences identified through our information systems and other tracking procedures. Through this purchasing strategy, we can take advantage of positive trends by quickly replenishing our inventory of popular products. This strategy also reduces our exposure to risk because we are less likely to be overstocked with less desirable items. During a challenging retail environment, we can react quickly to declining sales trends by reducing purchases and keeping inventories in line to manage our markdown exposure.

Clearance.
      We utilize rigorous clearance and markdown procedures to reduce our inventory of slower moving styles. Our management carefully monitors pricing and markdowns to facilitate the introduction of new merchandise and to maintain the freshness of our fashion image.
      We have five clearance sales each year, which coincide with the end of a particular selling season. For more information regarding our selling seasons, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.” You should also refer to “— Seasonality” and to “— Risk Factors — Our sales and inventory levels fluctuate on a seasonal basis, leaving our annual and quarterly operating results particularly susceptible to changes in consumer shopping patterns.” During a clearance sale, we instruct our stores to systematically lower the price of the items, and if not sold, to ship them to one of our 10 to 12 stores which have special clearance sections. We believe that our test and react strategy and our careful monitoring of inventories and consumer buying trends help us to reduce sales at clearance prices.
Stores

Store Locations and Environment.
      Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,400 square feet and are primarily located in regional shopping malls. As of January 28, 2006, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications. As a result, we continue to operate a number of our stores that may not merit the same level of investment as our new format stores but that generate a reasonable return on investment.
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
      Following is a list of our stores by state as of January 28, 2006

No.
Stores

Alabama	2
Arizona	5
Arkansas	1
California	34
Colorado	3
Connecticut	4
Delaware	1
Florida	19
Georgia	15
Idaho	1
Illinois	16
Indiana	4
Kansas	1
Louisiana	4
Maryland	8
Massachusetts	6
Michigan	10
Minnesota	2
Missouri	6
Nebraska	2

No.
Stores

Nevada	4
New Hampshire	1
New Jersey	10
New Mexico	1
New York	18
North Carolina	3
Ohio	6
Oklahoma	2
Pennsylvania	7
Rhode Island	2
South Carolina	1
Texas	24
Utah	3
Virginia	5
Washington	2
Wisconsin	2

Total Stores	235*
Total States	36

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.
      We operate our stores under two different concepts, Bakers and Wild Pair. As of January 28, 2006, we operated 208 Bakers stores and 27 Wild Pair stores. As of April 1, 2006, we operated 212 Bakers stores and 26 Wild Pair stores.
      Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for hip young women and men between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a “club” atmosphere and a fast, fun environment within our Wild Pair stores.
      Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.
      The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer	Women — ages 16-35	Men & women — ages 17-29
Private label sales	85% — 88%	35% — 40%
Branded sales	12% — 15%	60% — 65%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Number of stores as of January 28, 2006	208	27
Approximate average store size	2,450 square feet	1,800 square feet

Store Operations.
      Our store operations are organized into four divisions, east, central, midwest, and west, which are subdivided into 20 regions. Each region is managed by a regional manager, who is typically responsible for 12 to 16 stores. Each store is typically staffed with a manager and an assistant manager, in addition to approximately five sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.
      Our regional managers are primarily responsible for the operation and results of the stores in their region, including the hiring or promotion of store managers. We develop new store managers by promoting from within and selectively hiring from other retail organizations. Our store managers are primarily responsible for sales results, hiring and training store level staff, payroll control and shortage control. Merchandise selections, inventory management and visual merchandising strategies for each store are largely determined at the corporate level and are communicated by email to the stores generally on a weekly basis.
      Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. We run various sales contests to encourage our sales associates to maximize sales volume. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Regional and area managers receive base compensation plus incentive compensation based on meeting profitability benchmarks. Each of our managers controls the payroll hours in conjunction with a weekly budget provided by the regional manager.
      We have well-established store operating policies and procedures and use an in-store training regimen for all store employees. On a regular basis, our merchandising staff provide the stores with merchandise presentation instructions, which include diagrams and photographs of fixture presentations. In addition, our internal newsletter provides product descriptions, sales histories and other milestone information to sales associates to enable them to gain familiarity with our product offerings and our business. We offer our sales associates a discount on our merchandise to encourage them to wear our merchandise and to reflect our lifestyle image both on and off the selling floor.
      Our regional managers are responsible for maintaining a loss prevention program in each of our stores. Our loss prevention efforts include monitoring returns, voided transactions, employee sales and deposits, as well as educating our store personnel on loss prevention. We track inventory through electronic receipt acknowledgment to better monitor loss prevention factors, which allows us to identify variances and further to reduce our losses due to damage, theft or other reasons. Since these systems were implemented, our shrinkage has dropped significantly. In addition to these internal control measures, we commission an independent loss prevention audit at each store twice per year.
Sourcing and Distribution
      A key factor in our ability to offer our merchandise at moderate prices and respond quickly to changes in consumer trends is our sourcing proficiency. We source each of our private label product lines separately based on the individual design, styling and quality specifications of those products. We do not own or operate any manufacturing facilities and rely primarily on third party foreign manufacturers in China, Brazil, Italy, Spain and other countries for the production of our private label merchandise. Our buying agents have long-term relationships with these manufacturers and have been successful in minimizing the lead times for sourcing merchandise. These relationships have allowed us to work very close to our expected delivery dates, reducing our markdown risk. In addition, our “test and react” strategy supported by these strong relationships with manufacturers allows our merchandising and buying teams to test new styles and react quickly to fashion trends, while keeping fast-moving inventory in stock. For more information about risks associated with the foreign sourcing of our products, you should refer to “Risk Factors — Our merchandise is manufactured by foreign manufacturers; therefore, the availability and costs of our products may be negatively affected by risks associated with international trade” and “Risk Factors — Our reliance on manufacturers in China exposes us to supply risks.”
      We believe that this sourcing of footwear products and our short lead times minimize our working capital investment and inventory risk, and enable efficient and timely introduction of new product designs. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products. The principal materials used in the manufacture of our footwear and accessory merchandise are available from numerous domestic and international sources.
      Management, or our agents, performs an array of quality control inspection procedures at stages in the production process, including examination and testing of prototypes of key products prior to manufacture, samples and materials prior to production and final products prior to shipment.
      Substantially all merchandise for our stores is initially received, inspected, processed and distributed through one of our two distribution centers, each of which is part of a third-party warehousing system. Merchandise that is manufactured in Asia is delivered to our west coast distribution center located in Los Angeles, California and merchandise manufactured elsewhere in the world is delivered to our east coast distribution center located near Philadelphia, Pennsylvania. In accordance with our micro-merchandising strategy, our allocation teams determine how the product should be distributed among the stores based on current inventory levels, sales trends, specific product characteristics and the buyers’ input. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution centers using third party carriers, and any goods not shipped to stores are shipped to our warehouse facility in St. Louis, Missouri for replenishment purposes. We also fulfill our Internet store and catalog sales from our St. Louis facility.
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
      Our Arthur Allocation and MarketMax assortment planning systems in conjunction with our point of sale systems allow us to better execute our micro-merchandising strategy through efficient management and allocation of our store inventories. These systems allow us to reduce our response times in reaction to fashion trends and allow us to identify and reduce our losses due to damage, theft or other reasons, and to improve monitoring of employee productivity. Our micro-merchandising strategy requires us to adapt the merchandise mix by location, with different assortments depending on store level customer demographics. We have the capability to constantly monitor inventory levels and purchases by store, enabling us to manage our merchandise mix.
      We believe that effective use of our systems allow us to manage our exposure to markdowns, resulting in higher gross margins. We believe that our systems facilitate the process of controlling inventory commitments in light of changes in consumer demand. We believe that our buyers and inventory management team are able to efficiently adjust our store inventory levels to effectively control excess inventory and markdowns.
Marketing and Advertising
      In March 2006, we mailed 400,000 copies of our first Bakers catalog. We believe that in addition to sales generated directly by the catalog, our store traffic and sales at our Internet store will increase as a result of our increased visibility resulting from catalog distribution.
      Our marketing also includes an in-store, high-impact, visual advertising campaign. Marketing materials are particularly positioned to exploit our high visibility, high traffic mall locations. Banners in our windows and signage on our walls and tables may highlight a particular fashion story, a seasonal theme or a featured piece of merchandise. We utilize promotional giveaways or promotional event marketing.

      Every three weeks, we provide the stores with specific merchandise display directions from the corporate office. Our in-store product presentation utilizes a variety of different fixtures to highlight the breadth of our product line. Various fashion themes are displayed throughout the store utilizing combinations of styles and colors.
      To cultivate brand loyalty, we offer our Bakers Frequent Buying Card. This program allows our customers to purchase a plastic, bar-coded card bearing our logo in order to obtain a discount on all future purchases in our stores until the expiration of the card. We believe that this program has improved customer loyalty.
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
      Several types of competitors vie for our target customer:

•	department stores (such as Bloomingdale’s, Macy’s, Dillard’s and Kohl’s);

•	national branded wholesalers (such as Nine West, Steve Madden and Vans);

•	national branded off-price retailers (such as DSW, Rack Room and Shoe Carnival);

•	national specialty retailers (such as Finish Line, Journey’s, Naturalizer and Aldo’s);

•	regional chains (such as Cathy Jean and Sheik);

•	discount stores (such as Wal-Mart, Target and K-Mart); and, to a lesser extent,

•	apparel retailers (such as bebe, Charlotte Russe, Rampage and Wet Seal).
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
History of Bakers Shoe Stores
      The first Bakers shoe store opened in Atlanta, Georgia, in 1924. Bakers grew to be one of the nation’s largest women’s moderately priced specialty fashion footwear retailers. At its peak in 1988, Bakers had grown to approximately 600 stores. At that time, it was one of several footwear, apparel and entertainment retail specialty chains that were owned and operated by Edison Brothers, which in 1995 had over 2,500 stores in the United States, Puerto Rico, the Virgin Islands, Mexico and Canada. Edison Brothers filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. After an unsuccessful reorganization, Edison Brothers refiled for bankruptcy on March 9, 1999, and immediately commenced a liquidation of all its assets. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, approximately 200 store locations and inventory, from Edison Brothers Stores, Inc. We retained the majority of Bakers’ employees and key senior management, merchandise buyers, store operating personnel and administrative support personnel. Subsequently, we closed or re-merchandised our prior stores into the Bakers or Wild Pair formats.
Employees
      As of April 1, 2006, we employed approximately 650 full-time and 1,600 part-time employees with approximately 150 of our employees in general administrative functions at our corporate offices and warehouse, and 2,100 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.
Properties
      All of our stores are located in the United States. We lease all of our store locations. Most of our leases have an initial term of approximately ten years. In addition, leases typically require us to pay property taxes, utilities, repairs, maintenance, common area maintenance and, in some instances, merchant association fees. Some of our leases also require contingent rent based on sales.
      We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately six years remaining. We also lease an approximately 145,000 square foot warehouse in St. Louis with a remaining lease term of approximately ten years.
Intellectual Property and Proprietary Rights
      We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademarks Bakerstm and Wild Pair®. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “Risk Factors — Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers’ and “Wild Pair’ is restricted” and “Risk Factors — Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names” below.
Seasonality
      Our business is highly seasonal. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Prior to the change in our fiscal year, we realized a significant portion of our sales, net income and cash flows in the second and fourth quarters, primarily due to increased shopping during the spring/summer prom and wedding season and the winter holiday season whereas our sales and net income were typically lower during the first quarter due, in part, to the traditional retail slowdown immediately following the winter holiday season and during our third quarter because we have two of our five clearance sales during that quarter. With the change in our fiscal year, Easter now always occurs in our first quarter. As a result, we now expect our first and second quarters to be more balanced. Additionally, working capital requirements fluctuate during the year, increasing prior to peak shopping seasons. You should also refer to “— Our sales and inventory levels fluctuate on a seasonal basis, leaving our annual and quarterly operating results particularly susceptible to changes in customer shopping patterns” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
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
      These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our susceptibility to operating losses;

•	our inability to expand as planned including our failure to integrate a significant number of new stores;

•	the risk factors described below;

•	our expectations regarding future financial results or performance contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our business strategy;

•	the market opportunity for our services and products;

•	our estimates regarding our capital requirements and needs for additional financing;

•	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.
Risk Factors

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability and our image as a fashion resource for our customers.
      The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales and net income are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptance of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in the thirteen weeks ended October 2, 2004, changes in consumer fashion trends, primarily a decline in demand for boots and booties and a preference for low priced flip-flops, negatively impacted sales and profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our growth strategy relies on the continued addition of new stores, which could strain our resources and cause the performance of our existing stores to suffer.
      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 30 new stores in fiscal year 2005. We currently expect to open 30-35 new stores in fiscal year 2006. The successful integration of these new stores and customer acceptance of our new store format may have a material effect on our business. Prior to our initial public offering, a large portion of our growth primarily related to acquisitions. We expect a large portion of our future growth to occur through the development of new stores. Our expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our business. In addition, as we open new stores, we may be unable to hire a sufficient number of qualified store personnel or successfully integrate the new stores into our business.
      If we fail to successfully implement our growth strategy, the opening of new stores, in new or current markets, could be delayed or prevented, could cost more than we have anticipated and could divert resources from other areas of our business, any of which would have a material adverse effect on our sales and earnings growth. Other factors that could affect the success of our growth strategy include:

•	identifying suitable markets and sites for new store locations;

•	negotiating acceptable lease terms;

•	availability of sufficient capital resources;

•	acceptance of store formats and product offerings in different locations; and

•	managing inventory effectively to meet the needs of new and existing stores on a timely basis.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our annual and quarterly operating results particularly susceptible to changes in customer shopping patterns.
      To prepare for peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other times of the year. Any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability.
      Prior to the change in our fiscal year, our sales and net income during the second and fourth quarters were significantly higher due primarily to increased shopping during the spring/summer prom and wedding season and the winter holiday season whereas our sales and net income were typically lower during the first quarter of our fiscal year due, in part, to the traditional retail slowdown immediately following the winter holiday season and during our third quarter because we have two of our five clearance sales during the third quarter. With the change in our fiscal year, Easter now always occurs in the first quarter. As a result, we now expect our first and second quarters to be more balanced. However, we continue to expect sales and operating results in our third quarter typically to be much weaker than in our other quarters.

Fluctuations in our quarterly results of operations could cause the price of our common stock to decline substantially.
      In addition to customer shopping patterns, our quarterly results are affected by a variety of other factors, including:

•	fashion trends;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions;

•	changes in general economic conditions; and

•	actions of competitors, mall anchor stores or co-tenants.
      Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, although our quarterly comparable store sales for fiscal year 2005 increased, our comparable store sales for the third and fourth quarters of fiscal year 2004 declined. If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Our market share may be adversely impacted at any time by a significant number of competitors.
      We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of competitors, including national branded wholesalers, national specialty retailers, regional chains, national branded off-price retailers, traditional department stores, discounters and apparel retailers. Many of our competitors are larger and have substantially greater resources than we do. Our market share and results of operations could be adversely impacted by this significant number of competitors or the introduction of new competitors. For more information about our competition, please see “Business — Competition.”

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
      Our ability to obtain attractive pricing, quick response, ordering flexibility and other terms from our manufacturers depends on their perception of us and our buying agents. We do not own any production facilities or have any long term contracts with any manufacturers, and we typically order our inventory through purchase orders. Any disruption in our supply chain could quickly impact our sales. Our failure or the failure of our buying agents to maintain good relationships with these manufacturers could increase our exposure to changing fashion cycles, which may lead to increased inventory markdown rates. It is possible that we could be unable to acquire sufficient quantities or an appropriate mix of merchandise or raw materials at acceptable prices. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In this event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We are also subject to risks related to the availability and use of materials and manufacturing processes for our products, including those which some may find objectionable.

We rely on a small number of buying agents for our merchandise purchases, and our failure to maintain good relationships with any of them could harm our ability to source our products.
      For fiscal year 2005, our top five buying agents accounted for approximately 46% of our merchandise purchases, with one buying agent accounting for approximately 14% of our merchandise purchases. Our buying agents assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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
      Manufacturing facilities in China produce a significant portion of our products. Generally, a substantial majority of our private label footwear units are manufactured in China and virtually all of our private label accessories are manufactured in China each year. The Chinese economy is subject to periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years, there have been delays at ports on the West Coast of the United States. These matters, changes in the Chinese government or economy, or the current tariff or duty structures or adoption by the United States of trade polices or sanctions adverse to China, could harm our ability to obtain inventory in a timely and cost effective manner.

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

We would be adversely affected if our distribution operations were disrupted.
      The efficient operation of our stores is dependent on our ability to distribute merchandise manufactured overseas to locations throughout the United States in a timely manner. We depend on third parties to ship, receive and distribute substantially all of our merchandise. A third party operating in China manages the shipping of merchandise from China either to a third party operating our Los Angeles, California distribution center or for delivery directly to our stores through Los Angeles. The third party in Los Angeles, California accepts delivery of a significant portion of our merchandise from Asia, and another third party near Philadelphia, Pennsylvania accepts delivery of our merchandise from elsewhere. These parties located in the United States have provided these services to us pursuant to written agreements since 1999 and 2000. One of these agreements is terminable upon 30 days notice. We also continue to operate under the terms of an expired agreement with the remaining third party. Merchandise not shipped to our stores is shipped to our company operated warehouse. We also rely on our computer network to coordinate the distribution of our products. If we need to replace one of our third party service providers, if our warehouse or computer network is shut down for any reason or does not operate efficiently, our operations could be disrupted for a substantial period of time while we identify and integrate a replacement into our system. Any such disruption could materially negatively impact our ability to maintain sufficient inventory in our stores and consequently our profitability.

We may be subject to liability under our registration statements.
      We currently have two registration statements relating to our incentive plans. In addition, we currently have two selling shareholder registration statements in effect, including a registration statement relating to the common stock sold and common stock underlying the warrants issued in our April 2005 private placement and the warrants issued in our initial public offering. In connection with that private placement, the registration rights agreement may subject us to liquidated damages penalties through April 8, 2008 equal to 1.0% of the aggregate purchase price for each 30 day period or pro rata for any portion thereof in excess of our allotted time if any required registration statement is not filed or effective within the required time, or if after effectiveness sales cannot be made pursuant to the registration statement generally for any reason, including our failure to maintain the registration statement, subject to our right to suspend use of the registration statement for certain periods of time in certain circumstances.
      In addition, on March 21, 2005, we filed an amended Annual Report on Form 10-K/ A for fiscal year 2003 and amended Quarterly Reports on Form 10-Q/ A for the first nine months of fiscal year 2004 to reflect a restatement of our previously issued financial statements to correct our accounting for landlord allowances and the commencement of lease terms. As a result, we could be subject to liability under federal or state securities laws, including to purchasers pursuant to our registration statements, relating to our previously filed financial statements, other public disclosures of financial information based on those statements and our public disclosures relating to the effectiveness of our disclosure controls and procedures. Any liability could have a material adverse effect on our financial position and on any investment in our securities.

We are subject to risks associated with leasing our stores, including those stores where we acquired the lease through bankruptcy auctions.
      We lease our store locations under individual leases. Approximately one-half of our stores are located in properties managed by two national property management companies. We initially acquired many of our current leases from Edison Brothers, as debtor-in-possession, or from other bankrupt entities through auctions in which a bankruptcy court ordered the assignment of the debtor’s interest in the leases to us. As a result, we have not separately negotiated many of our leases, which are generally drafted in favor of the landlord.

      A number of our leases include termination and default provisions which apply if we do not meet certain sales levels or in other circumstances. In addition, some of these leases, especially those that we did not separately negotiate, contain various restrictions relating to dilutions in, or changes of, the ownership of our company. Some of these provisions are difficult to interpret. A substantial portion of our leases contain provisions which by their terms prohibit, or could be interpreted to prohibit, a dilution in, or change in ownership of our company, which may have been contravened by our initial public offering and other prior or subsequent ownership changes, including our April 2005 private placement. Prior to our initial public offering, as of January 3, 2004, approximately 22% of our leases contained provisions which by their terms prohibit a dilution in, or a change of, the ownership of our company which may have been contravened by our initial public offering and other prior or subsequent ownership changes. As of that same date, similar provisions in an additional 21% of our leases may be construed, depending on how these provisions are interpreted, to have been triggered by our initial public offering and other prior or subsequent ownership changes. In addition, our leases subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters. Moreover, each year a significant portion of our leases are subject to renewal or termination. If one or more of our landlords decides to terminate our leases, or to not allow us to renew, our business could be materially and adversely affected.

Our credit facility restricts our activities.
      We have a $25.0 million secured revolving credit facility with Bank of America, N.A. (successor to Fleet Retail Finance Inc.). We routinely depend on our credit facility and may use a large percentage of the facility to fund our inventory purchases and our capital expenditures, especially prior to our selling seasons. Our credit facility includes financial and other customary covenants which, among other things, restrict our business activities and our ability to incur debt, make acquisitions and pay dividends. A change in control of our company, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.
      In the event that we were to violate any of the covenants in our credit facility, or if we were to violate the provisions of any of our other lending arrangements or of more than 10% of our leases (other than solely as a result of our initial public offering or the April 2005 private placement), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Effective September 1, 2004, we entered into an amendment to our credit agreement which, among other things, extended its maturity date to August 31, 2008.
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
      Affiliates of Peter Edison and members of his family and our current management are among our largest shareholders. Accordingly, they will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire board of directors. Peter Edison’s employment agreement entitles to him a one time payment equal to three times his current base salary (as defined in the agreement) upon the occurrence of certain events, including following a change of control of the Company if there is generally a material reduction in the nature of his duties or his base salary, or he is not allowed to participate in certain bonus plans. For this purpose, a change of control generally includes the acquisition by a person or group of more of our common stock than that held by Peter Edison. In addition, a significant portion of our stock ownership is also concentrated among a relatively small number of mutual funds and hedge funds whose interests may differ from our other shareholders or could impact our company including any potential change of control.

The public sale of our common stock by selling shareholders could adversely affect the price of our common stock.
      The market price of our common stock could decline as a result of market sales by our shareholders, including under our two resale registration statements, or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

There is relatively limited trading in our common stock.
      The trading volume of our common stock is relatively limited, which we expect to continue. Therefore, our stock may be subject to higher volatility or illiquidity than would exist if our shares were traded more actively.

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

Item 1A.	Risk Factors.
      Information set forth in Item 1 of this report under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” is incorporated herein by this reference.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Information relating to properties set forth in Item 1 of this report under “Item 1. Business — Stores” is incorporated herein by this reference. Information relating to properties set forth in Item 1 of this report under “Item 1. Business — Properties” is incorporated herein by this reference. All of our stores are located in the United States.

Item 3.	Legal Proceedings.
      From time to time, the Company is involved in ordinary routine litigation common to companies engaged in the Company’s line of business. Currently, the Company is not involved in any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
      The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq National Market under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The initial public offering closed on February 10, 2004. On March 12, 2004, we sold an additional 324,000 shares of common stock at the same price in connection with the full exercise of the underwriters’ over-allotment option. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq National Market was $20.18 per share on April 3, 2006. As of April 3, 2006, we estimate that there were approximately 27 holders of record and approximately 850 beneficial owners of the Company’s common stock.

      The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2004 and 2005.

	High	Low

2004
First quarter (ended April 3, 2004)(1)	$11.85	$7.51
Second quarter (ended July 3, 2004)	11.91	9.27
Third quarter (ended October 2, 2004)	10.76	7.22
Fourth quarter (ended January 1, 2005)	10.15	7.20

Transition period (January 2, 2005 to January 29, 2005)	$10.72	$9.32

2005
First quarter (ended April 30, 2005)	$11.34	$9.17
Second quarter (ended July 30, 2005)	12.38	9.22
Third quarter (ended October 29, 2005)	16.50	11.76
Fourth quarter (ended January 28, 2006)	20.05	13.54

(1)	Only includes the period from February 5, 2004 through April 3, 2004. Our common stock was not quoted on Nasdaq prior to our initial public offering.
Dividends
      We have declared no dividends subsequent to our initial public offering in 2004. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future payments of dividends will be at the discretion of our board of directors and will depend upon factors as the board of directors deems relevant. Our revolving credit facility prohibits the payment of dividends, except for common stock dividends. We give no assurance that we will pay or not pay dividends in the foreseeable future.
      Prior to our initial public offering, we operated under Subchapter S of the Internal Revenue Code and comparable provisions of some state income tax laws. By reason of our treatment as an S corporation for Federal and state income tax purposes, prior to our initial public offering we generally distributed to our shareholders funds for the payment of income taxes on our earnings. During fiscal years 2003 and 2004, we declared distributions of $949 and $13,385, respectively, consisting of amounts attributable to payment of those taxes.
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
Recent Sales of Unregistered Securities
      On January 27, 2006, we issued 14,396 shares of our common stock, par value $0.0001 per share, pursuant to the cashless exercise of certain warrants which were originally issued to representatives of the Company’s underwriters, or their designees, on February 10, 2004 in connection with the Company’s initial public offering.
      The warrants were exercisable at an exercise price of $12.7875 per share of common stock, subject to antidilution provisions. The warrants were exercisable for up to 40,500 shares, but were exercised in full for only 14,396 shares pursuant to a “cashless” exercise provision therein. As a result, we did not receive any cash proceeds from the exercise of the warrants. For more information about the terms of the warrants, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Initial Public Offering.”
      For the private placement of the warrants, including the associated issuance of common stock on exercise of the warrants, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933, as amended, and/or rules or regulations thereunder. The offering of the securities was conducted without general solicitation or advertising. The certificates relating to the shares and warrants bore restrictive legends permitting the transfer thereof only in compliance with applicable securities laws. The initial warrant holders represented their intention to acquire the securities for investment purposes and not with a view to or for distribution in these transactions. The shares of common stock underlying the warrants were registered under the Securities Act of 1933 and subject to a registration rights agreement pursuant to which the warrant holders covenanted to comply with the prospectus delivery requirements under the Securities Act of 1933, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information with respect to “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      During 2005, the Company did not repurchase any securities of the Company.

Item 6.	Selected Financial Data.
      The following tables summarize certain selected financial data for each of the five fiscal years in the period ended January 28, 2006 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 28, 2006, are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(6)(7)

	January 5,		January 4,	January 3,		January 1,	January 28,
	2002(1)		2003(4)	2004		2005(5)	2006(8)

Net sales	$140,841,929		$151,147,810	$148,223,553		$150,514,663	$194,780,125
Gross profit	42,169,832		44,563,077	44,530,778		46,033,614	65,340,924
Income (loss) before cumulative effect of change in accounting and income taxes	4,897,376		(714,797)	1,629,906		465,533	10,502,572
Provision for (benefit from) income taxes	—		—	—		(962,468)	3,949,282

Income (loss) before cumulative effect of change in accounting	4,897,376		(714,797)	1,629,906		1,428,001	6,553,290
Cumulative effect of change in accounting(2)	—		2,774,899	—		—	—

Net income(3)	$4,897,376		$2,060,102	$1,629,906		$1,428,001	$6,553,290

Net income per common share
Basic	$3.27		$1.36	$0.90		$0.31	$1.10

Diluted	$2.14		$0.96	$0.77		$0.28	$1.04

Total assets	$22,649,476		$30,022,982	$29,941,167		$49,370,708	$74,754,684

Long-term debt, capital lease obligations and redeemable securities, less current portion	$4,518,298		$9,343,154	$7,695,365		$679,414	$247,671

Unaudited pro forma information(3):	(Unaudited	)	(Unaudited )	(Unaudited	)
Income (loss) before cumulative effect of change in accounting and income taxes	$4,808,657		$(878,442)	$1,697,725
Provision for (benefit from) income taxes	1,581,390		(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	3,227,267		(576,079)	1,039,967
Cumulative effect of change in accounting(2)	—		1,763,934	—

Net income	$3,227,267		$1,187,855	$1,039,967

Net income per common share
Basic	$2.10		$0.75	$0.49

Diluted	$1.41		$0.54	$0.47

(1)	We base our fiscal year on a 52/53 week period. The fiscal year ended January 5, 2002 is a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(2)	Represents the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and recognizing as income the unamortized deferred credit related to the excess of fair value over cost arising from the acquisition of our Bakers and Wild Pair store locations in 1999.

(3)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, for periods through January 3, 2004, no provision was made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and local income taxes. Effective January 4, 2004, we terminated our S election and became taxable as a C corporation. For a reconciliation of our historical income (loss) before cumulative effect of change in accounting to pro forma income (loss) before cumulative effect of change in accounting and income taxes, please see Note 12 in the financial statements. In accordance with SFAS No. 109, we have reflected the net impact of the temporary differences between the book and tax bases of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for fiscal year 2004. This resulted in the recognition of a nonrecurring income tax benefit of approximately $1.2 million. As an S corporation, we paid distributions to our shareholders in amounts sufficient to allow them to pay income taxes related to an allocable share of our taxable income and did not pay traditional cash dividends per share. Such distributions are not comparable to dividends that would be paid by a C corporation. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” which is incorporated herein by reference.

(4)	Reflects approximately $1.7 million in initial public offering costs charged in fiscal year 2002 as a result of a delay in the initial public offering process. In the first quarter of fiscal year 2002, we completed the acquisition of 33 former Sam & Libby store locations for approximately $1.8 million in cash.

(5)	On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise by the underwriters of the full over-allotment option. All of the shares of common stock sold to the public were sold at $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Immediately prior to our initial public offering, we had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the consummation of our initial public offering 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock on a 1.0 for 1.0 basis, excluding fractional shares. Mandatory redemption rights in favor of certain holders of prior Class A and Class B common stock were also terminated. In addition, upon the consummation of our initial public offering, $4.9 million in aggregate principal amount of our subordinated convertible debentures due 2007 were automatically converted into 653,331 shares of our common stock. Further, in connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant. See Note 3 in the Notes to the Financial Statements.

(6)	On March 10, 2005, we changed our fiscal year to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. As a result of this change, we had a four week transition period ended January 29, 2005. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period are included in our Financial Statements and Notes thereto. We believe that the change in our fiscal year end does not impact the comparability of the five fiscal years presented in this table. For the four week transition period ended January 29, 2005, net sales were $9,158,759, gross profit was $608,547, loss before income taxes was $2,935,201, benefit from income taxes was $1,069,402, net loss was $1,865,799 and net loss per common share on both a basic and diluted basis was $0.37. At January 29, 2005, total assets were $46,722,870 and long-term debt, capital lease obligations and redeemable securities, less current portion was $634,413. The following unaudited information for the four weeks ended January 31, 2004, the comparable period to the four week transition period, is presented for comparative purposes: net sales were $8,762,538, gross profit was $1,871,644, loss before income taxes was $1,451,810, benefit from income taxes was $1,709,249, net income was $257,439, basic earnings per share was $0.20, and diluted earnings per share was $0.10. At January 31, 2004, total assets were $31,183,356 (unaudited) and long-term debt, capital lease obligations and redeemable securities, less current portion was $7,561,579 (unaudited).

(7)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period.

(8)	On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to finance new store expansion and remodel existing stores into our new format.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and “Item 1. Business — Risk Factors” and elsewhere in this annual report. The following section is qualified in its entirety by this more detailed information and our Financial Statements and the related Notes thereto, included elsewhere in this Annual Report on Form 10-K.
Overview
      We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of January 28, 2006, in addition to our 208 Bakers stores, we operated the 27 store Wild Pair chain that targets men and women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 1, 2006 we operated 238 stores, of which 212 were Bakers stores and 26 were Wild Pair stores.
      On March 10, 2005, we changed our fiscal year end to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change moves us to the standard retail calendar and matches our financial year to our merchandising year. As a result of this change, we had a four week transition period ended January 29, 2005. We believe that the fiscal year ended January 1, 2005 provides a meaningful comparison to the fiscal year ended January 28, 2006 and thus use these two audited fiscal years for comparison purposes in our discussion and analysis of results of operations.
      We had significantly improved net sales and gross profit throughout fiscal year 2005. Net sales in fiscal year 2005 increased 29.4% over net sales for fiscal year 2004 and gross profit increased by 41.9%. These increases resulted from our store expansion and remodeling program and from strong consumer demand for embellished casual footwear and casual sandals in the first half of the year and for boots, dress shoes, and closed casuals in the second half. This drove an increase in our operating profit to $10.7 million in fiscal year 2005 from $1.1 million in fiscal year 2004 and an increase in our net income to $6.6 million from $1.4 million.
      In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. We used the proceeds to finance new store expansion and remodel existing stores into our new format. During the first quarter of 2004, we completed our initial public offering generating net proceeds of $15.5 million, converted

$6.8 million of convertible debt and redeemable securities into common stock, and repaid $4.1 million of debt obligations.
      Our program to remodel existing stores and open new stores has resulted in 118 of our Bakers stores operating in the new format as of January 28, 2006. Comparable store sales at our new format Bakers stores increased 18.7% in fiscal year 2005, exceeding our corporate comparable sales increase of 16.7% in fiscal year 2005. New format stores may not necessarily continue to achieve such above average growth beyond their first comparable year.
      For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet store as a store in calculating our comparable store sales.
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

Store closing and impairment charges
      In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended January 3, 2004, January 1, 2005, the four week transition period ended January 29, 2005 and the year ended January 28, 2006 we recorded $127,133, $202,801, $20,494, and $20,252, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements and other assets.

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
Fiscal Year
      Our accounting period is a 52/53 week year based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Prior to fiscal year 2005, our fiscal year ended four weeks prior to the retail calendar, as a result of our prior Subchapter S tax status. The fiscal years ended January 3, 2004, January 1, 2005, and January 28, 2006 were 52-week periods. We refer to the fiscal year ended January 4, 2003 as “fiscal year 2002,” to the fiscal year ended January 3, 2004 as “fiscal year 2003,” to the fiscal year ended January 1, 2005 as “fiscal year 2004,” and to the fiscal year ended January 28, 2006 as “fiscal year 2005.” We believe that the fiscal year ended January 1, 2005 provides a meaningful comparison to the fiscal year ended January 28, 2006. We had a four week transition period beginning on January 2, 2005 and ending January 29, 2005. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period are included in our Financial Statements and Notes thereto.
Results of Operations
      The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended

	January 3,	January 1,	January 28,
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.0	69.4	66.5

Gross profit	30.0	30.6	33.5
Selling expense	20.0	20.9	19.7
General and administrative expense	7.5	8.6	8.1
Loss on disposal of property and equipment	0.1	0.3	0.2
Impairment and disposal of long-lived assets	0.1	0.1	—

Operating income	2.3	0.7	5.5
Other income (expense)	(0.1)	0.2	0.1
Interest expense	(1.1)	(0.6)	(0.2)
Provision for (benefit from) income taxes	—	(0.7)	2.0

Net income	1.1%	1.0%	3.4%

      The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended

	January 3,	January 1,	January 28,
	2004	2005	2006(1)

Number of stores at beginning of period	233	215	218
Stores opened or acquired during period	3	17	30
Stores closed during period	(21)	(12)	(13)

Number of stores at end of period	215	220	235

(1)	The number of stores at the beginning of fiscal year 2005 is net of two stores that were closed during the four week transition period ended January 29, 2005.

Fiscal Year Ended January 28, 2006 Compared to Fiscal Year Ended January 1, 2005
      Net sales. Net sales were $194.8 million in fiscal year 2005, up from $150.5 million for fiscal year 2004, an increase of $44.3 million or 29.4%. Net sales for fiscal year 2005 reflect strong consumer demand for embellished casual footwear and a recovery in demand for casual sandals during the first half of the year and particular strength in boots, dress shoes and closed casuals during the second half. This increase also resulted from growth in stores to 235 in fiscal year 2005 from 220 in fiscal year 2004 and a 16.7% increase in comparable store sales in fiscal year 2005 compared to a 1.9% increase in fiscal year 2004. Average unit selling prices increased 17.9% reflecting improved price points and less promotional discounting compared to fiscal year 2004. Unit sales volume increased 9.1%. Sales at our Internet store increased 139.0% to $3.9 million in fiscal year 2005.
      Gross profit. Gross profit increased to $65.3 million in fiscal year 2005 from $46.0 million in fiscal year 2004, an increase of $19.3 million or 41.9%. We attribute $6.9 million of this increase to the net impact of new stores, $8.0 million of this increase to the increase in comparable store sales resulting from strong customer demand, and $4.4 million of this increase to improved margins resulting from an improved mix of higher value boots and shoes. Permanent markdown costs increased to $16.0 million in fiscal year 2005 from $11.5 million in fiscal year 2004 reflecting increases in inventory levels compared to the prior year. As a percentage of sales, gross profit increased to 33.5% in fiscal year 2005 from 30.6% in fiscal year 2004.
      Selling expense. Selling expense increased to $38.4 million in fiscal year 2005 from $31.4 million in fiscal year 2004, an increase of $7.0 million or 22.4%. The increase was primarily the result of a $4.0 million increase in store payroll and payroll taxes, a $1.6 million increase in store depreciation expense, and a $0.9 million increase in credit card merchant fees. As a percentage of sales, selling expenses decreased to 19.7% of sales from 20.9% in fiscal year 2004.
      General and administrative expense. General and administrative expense increased to $15.8 million in fiscal year 2005 from $12.9 million in fiscal year 2004, an increase of $2.9 million or 22.2%. This increase is primarily attributable to a $0.8 million increase in administrative wages and benefits and a $1.1 million increase in incentive compensation. As a percentage of sales, general and administrative expense decreased to 8.1% from 8.6% in fiscal year 2004 as we were able to leverage our expenses on the growth in our net sales.
      Loss on disposal of property and equipment. Loss on disposal of property and equipment decreased to $441,000 in fiscal year 2005 from $475,000 in fiscal year 2004. The loss in fiscal year 2005 relates primarily to expensing leasehold improvements and store fixtures due to store closings and remodelings as well as expensing approximately $125,000 of leasehold improvements due to relocating our primary warehouse facility. The loss in fiscal year 2004 includes approximately $175,000 related to expensing leasehold improvements and store fixtures due to the relocation of one of our stores in New York City. The remaining amount relates to remodeling activity during fiscal year 2004.

      Interest expense. Interest expense decreased to $427,000 in fiscal year 2005 from $937,000 in fiscal year 2004, a decrease of $510,000. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.
      Income tax expense (benefit). We recognized income tax expense of $3.9 million for fiscal year 2005 compared to an income tax benefit of $1.0 million for fiscal year 2004. Our effective tax rate in fiscal year 2005 was 37.6% reflecting an estimated combined net statutory federal and state income tax rate of 38% reduced by the favorable tax treatment of charitable contributions of inventory during the year. In fiscal year 2004 we recognized a nonrecurring income tax benefit of $1.2 million upon our conversion to a C corporation offset by an income tax provision of $0.2 million related to our income for the year. No valuation allowance has been provided for our net tax assets because we generated taxable income in prior periods and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets.
      Net income. Net income increased to $6.6 million in fiscal year 2005 up from $1.4 million in fiscal year 2004.

Four Week Transition Period Ended January 29, 2005 Compared to Four Weeks Ended January 31, 2004
      In connection with the change in our fiscal year, we had a four week transition period from January 2, 2005 to January 29, 2005. The month of January is typically our lowest sales month and is also characterized by a low level of full price selling activity compared to the year as a whole. As a result, January tends to be an unprofitable month and January results are not necessarily indicative of results for the full year. The following is a brief analysis of the transition period ended January 29, 2005 compared to the unaudited four week period ended January 31, 2004. It should be noted that the four week period ended January 31, 2004 was prior to the consummation of our initial public offering. During the four weeks ended January 29, 2005, we opened no stores, closed two stores and ended the period with 218 stores. During the four weeks ended January 31, 2004, we opened no stores, closed seven stores and ended the period with 208 stores.
      Net sales. Net sales increased to $9.2 million for the four week transition period ended January 29, 2005 from $8.8 million for the four weeks ended January 31, 2004, an increase of $0.4 million. Our comparable store sales for January 2005 decreased by 0.8% compared to a 8.7% increase in comparable store sales in January 2004.
      Gross profit. Gross profit decreased to $0.6 million in January 2005 from $1.9 million in January 2004. As a percentage of sales, gross profit decreased to 6.6% in January 2005 from 21.4% in January 2004. This reflects unfavorable markdown experience resulting from the tepid demand in January 2005 compared to a continuation in January 2004 of the strong demand in boots, closed casuals and branded footwear from the prior year fourth quarter. Permanent markdown costs increased to $1.9 million in January 2005 from $0.9 million in January 2004. The decrease in margins in January 2005 also reflects increased occupancy costs and the impact of planned post-Easter clearance sales on end of January inventory valuations.
      Selling expense. Selling expense increased to $2.4 million, or 25.7% of sales, in January 2005 from $2.2 million, or 25.2% of sales in January 2004, an increase of $0.2 million, primarily as the result of operating more stores in January 2005.
      General and administrative expense. General and administrative expense increased to $1.1 million, or 12.5% of sales, in January 2005 from $0.9 million, or 10.6% of sales, in January 2004, an increase of $0.2 million. The increase was due primarily to public company costs as we were still a private company in January 2004.
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

Fiscal Year Ended January 1, 2005 Compared to Fiscal Year Ended January 3, 2004
      Net sales. Net sales were $150.5 million in fiscal year 2004, up from $148.2 million for fiscal year 2003, an increase of $2.3 million. Sales in the first quarter were strong, reflecting the fashion trend that started in the second half of 2003. Sales in the second and third quarters were negatively impacted by customer demand for low-priced flip flops and athletics and soft demand for back-to-school casuals. Fourth quarter sales improved due to strong demand in boots, closed casuals and branded footwear, and due to the good performance of remodeled stores and new stores opened during the second half of the year. Comparable store sales in the fourth quarter of fiscal year 2004 decreased 1.0% compared to the fourth quarter of fiscal year 2003, but increased 1.9% for all of fiscal year 2004. We had slight growth in unit sales and in average unit prices in fiscal year 2004.
      Gross profit. Gross profit increased to $46.0 million in fiscal year 2004 from $44.5 million in fiscal year 2003, an increase of $1.5 million. As a percentage of sales, gross profit increased to 30.6% in fiscal year 2004 from 30.0% in fiscal year 2003. Gross profit improved in the first half of fiscal year 2004 but decreased considerably during the third quarter reflecting significant discounting and consumer preference for low priced flip flops during the quarter. Permanent markdown costs were $11.5 million in fiscal year 2004 compared to $11.6 million in fiscal year 2003. Gross profit substantially recovered in the fourth quarter of fiscal year 2004 with a gross profit percentage of 37.3% compared to 37.6% in the fourth quarter of fiscal year 2003.
      Selling expense. Selling expense increased to $31.4 million in fiscal year 2004 from $29.6 million in fiscal year 2003, an increase of $1.8 million. This increase was due primarily to increases in store payroll related expenses, up $0.5 million, depreciation expense, up $0.4 million, repair expenses, up $0.3 million and supplies, up $0.2 million.
      General and administrative expense. General and administrative expense increased to $12.9 million in fiscal year 2004 from $11.2 million in fiscal year 2003, an increase of $1.7 million. This increase is attributable to higher administrative payroll, up $0.4 million, and to $1.1 million in incremental public company expenses incurred in 2004.
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
      Interest expense. Interest expense decreased to $0.9 million in fiscal year 2004 from $1.7 million in fiscal year 2003, a decrease of $0.8 million. The decrease in interest expense reflects the reduction in our borrowings compared to the prior year.
      Income tax benefit. Effective January 4, 2004, we converted to a C corporation and became subject to Federal and state income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have reflected the net impact of the temporary differences between the book and tax basis of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for fiscal year 2004. We recognized a nonrecurring income tax benefit of $1.2 million upon conversion to a C corporation offset by an income tax provision of $0.2 million related to our income for fiscal year 2004. Because we were an S corporation during fiscal year 2003 there was no comparable income tax benefit for that year. On a pro forma basis, had we been a C corporation for fiscal year 2003, we would have had a tax provision of $0.7 million for the year.
      Net income. We had net income of $1.4 million in fiscal year 2004 compared to net income of $1.6 million in fiscal year 2003. If we had been taxed as a C corporation in fiscal year 2003, our net income would have been $1.0 million for that period.

Seasonality and Quarterly Fluctuations
      The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 3, 2004

	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	April 5, 2003	July 5, 2003	October 4, 2003	January 3, 2004

Net sales	$31,909,958	$38,310,685	$34,274,081	$43,728,829
Gross profit	7,524,938	11,362,394	9,211,156	16,432,290
Operating expenses	10,389,028	10,181,345	9,783,409	10,719,235
Operating income (loss)	(2,864,090)	1,181,049	(572,253)	5,713,055

	Fiscal Year Ended January 1, 2005

	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005

Net sales	$34,305,013	$38,904,743	$31,589,495	$45,715,412
Gross profit	9,667,056	12,467,827	6,847,351	17,051,380
Operating expenses	10,904,057	10,856,076	11,173,404	12,026,681
Operating income (loss)	(1,237,001)	1,611,751	(4,326,053)	5,024,699

	Fiscal Year Ended January 28, 2006(1)

	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006

Net sales	$44,943,180	$45,255,560	$43,242,897	$61,338,488
Gross profit	15,406,619	14,983,321	11,840,353	23,110,631
Operating expenses	12,324,081	12,977,218	13,552,715	15,770,151
Operating income (loss)	3,082,538	2,006,103	(1,712,362)	7,340,480

(1)	In connection with the change in our fiscal year we had a four week transition period from January 2, 2005 through January 29, 2005. The summary operating results for our transition period were as follows: net sales of $9,158,759, gross profit of $608,547, operating expenses of $3,530,744, and operating loss of $2,922,197.
      Our operating results are subject to significant seasonal variations. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, as a result of these seasonal variances, in particular our principal selling seasons. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Sales and operating results in our third quarter are typically much weaker than in our other quarters.
      Prior to changing our fiscal year, the Easter holiday shifted between our first and second quarters influencing our quarterly comparable results. In fiscal years 2003 and 2004, Easter occurred during the second quarter. With the change in our fiscal year in 2005, Easter will now always occur in our first quarter.
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
      The following table summarizes certain key liquidity measurements as of the dates indicated:

	January 1,	January 28,
	2005	2006

Cash	$6,675,135	$3,924,970
Inventories	16,790,753	25,997,859
Total current assets	28,302,503	35,366,487
Revolving credit facility	—	—
Total current liabilities	17,124,315	27,599,760
Net working capital	11,178,188	7,766,727
Property and equipment, net	20,714,211	38,701,362
Total assets	49,370,708	74,754,684
Total shareholders’ equity	27,074,537	40,390,584
Unused borrowing capacity*	12,354,131	19,220,644

*	-as calculated under the terms of our revolving credit facility
      We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our current expansion plans.

Operating activities
      As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2005 through the end of our third quarter, cash provided by operating activities was $3.5 million compared to $17.5 million for the entire fiscal year. For fiscal year 2004 through the end of the third quarter, cash used by operating activities was $2.1 million compared to cash provided by operating activities of $6.8 million for the entire fiscal year.
      For fiscal year 2005, cash provided by operating activities was $17.5 million compared to net cash provided by operations of $6.8 million in fiscal year 2004, an increase of $10.7 million. The primary components of this increase are a $5.1 million increase in net income, a $1.9 million increase in depreciation expense and a $1.5 million increase in accrued rent. For fiscal year 2004, our net cash provided by operations was $6.8 million compared to net cash provided by operations of $8.9 million in fiscal year 2003, a decrease of $2.1 million due primarily to decreased operating income in 2004. Our cash balance at January 28, 2006 decreased to $3.9 million from $6.7 million at January 1, 2005, principally as a result of the increase in our inventories as discussed below and our capital expenditures as discussed below in “— Investing Activities.” These uses were partially offset by a $10.2 million increase in accounts payable and accrued expenses.
      Our inventories at January 28, 2006 increased to $26.0 million from $16.8 million at January 1, 2005, resulting from operating more stores, carrying higher average inventory per store, and higher in transit inventory resulting from the timing of the Chinese New Year. Our higher per store inventories are consistent with the increase in our comparable store sales. We believe that at January 28, 2006, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

      A substantial majority of our products are currently manufactured in China. The Chinese economy is subject to periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years there have been delays at ports on the west coast of the United States resulting from the volume of Chinese imports. We actively monitor these matters and adjust the timing of our product sourcing in order to minimize the impact of any production or transportation delays.
      We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 28, 2006, our lease payment obligations under these leases totaled $22.6 million for fiscal year 2006, and an aggregate of $174.5 million through 2020.

Investing activities
      In fiscal year 2005, our cash used in investing activities increased to $22.7 million from $11.4 million in fiscal year 2004 and $2.4 million in fiscal year 2003. During each year, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. A substantial portion of the capital expenditures, $5.2 million in fiscal year 2005 and $2.9 million in fiscal year 2004, relate to new and remodeled stores to be opened during the spring of fiscal years 2006 and 2005, respectively.
      Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. As of April 1, 2006, we have opened five new stores in fiscal 2006. We currently plan to open approximately 30 to 35 new stores in fiscal year 2006 and 30 to 35 new stores in fiscal year 2007. Capital expenditures for a new store typically range from $200,000 to over $400,000. We generally receive landlord allowances in connection with new stores averaging $25,000 to $100,000. The average cash investment in inventory for a new store is expected to range from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $300,000. We remodeled 25 stores during fiscal 2005. As of April 1, 2006, we completed the remodeling of six stores in fiscal year 2006. We currently plan to remodel approximately 20 to 25 stores in fiscal year 2006.
      We currently project our capital expenditures in fiscal year 2006 to be approximately $20.0 million.

Financing activities
      On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments, to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to open new stores and remodel existing stores. Through the remainder of fiscal year 2005, warrants underlying 62,500 shares of common stock were exercised generating net proceeds to us of $636,250.
      In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of January 28, 2006, the maximum amount of liquidated damages that we could be required to pay was $2,275,000, which represents 26 potential monthly payments of $87,500.
      We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital. However, we are aware that EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” was discussed in the June 2005 EITF meeting without a consensus being reached. Further deliberation of this issue by the EITF has been postponed until after the Financial Accounting Standards Board addresses whether a separate registration rights agreement, which is discussed in this issue, is a derivative. We understand that it is possible that the EITF ultimately may reach a consensus which may require that the fair value of the warrants be classified as a liability and may also reach a consensus that the fair value of the warrants be remeasured at each balance sheet date. This consensus could impact our financial position and results of operations. In such an event, we would follow transition guidance provided by EITF on this issue.
      We estimated the grant date fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. Because the warrants were issued in connection with the sale of common stock and we have no obligation to settle the warrants by any means other than through the issuance of shares of our common stock we have included the fair value of the warrants as a component of shareholders’ equity.
      In fiscal year 2005, our net cash provided by financing activities was $7.7 million compared to net cash provided by financing activities of $10.7 million in fiscal year 2004. In fiscal year 2004, we used cash to repay the $2.2 million balance on our revolving notes payable, repay all of our outstanding debt obligations and make principal payments on our capital lease obligations. In fiscal year 2003 our net cash used by financing activities was $5.9 million, reflecting net repayments of $4.9 million on our revolving credit facility and total principal payments of $1.0 million on our debt and capital lease obligations.
      As of January 28, 2006, the aggregate payments remaining on our capital lease obligations were approximately $0.8 million through 2008, including $0.5 million due in fiscal year 2006, compared to remaining aggregate payments of $1.8 million as of January 1, 2005.
      We have a $25.0 million secured revolving credit facility with Bank of America, N.A. (successor to Fleet Retail Finance Inc.). Commencing on September 1, 2004, when our credit agreement was amended, amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 7.25% per annum as of January 28, 2006 and 4.75% per annum as of January 1, 2005. If contingencies identified in the agreement occur, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate of LIBOR (as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based substantially on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. Prior to an amendment effective September 1, 2004, the margin on our base rate loans was 0.75% per annum, the margin on our

LIBOR loans was 3.00% per annum and our monthly facility fee was $3,000. As part of that amendment, we paid a fee to the lender $62,500. In addition, we must pay 0.25% per annum of the remaining unborrowed loan capacity under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
      We had no outstanding balance under our credit facility and had approximately $19.2 million in availability calculated under the provisions of our credit facility as of January 28, 2006. During fiscal year 2005, the highest outstanding balance on our credit facility prior to our private placement transaction in April was $5.1 million. We repaid the outstanding balance on our credit facility with a portion of the proceeds from our private placement and did not borrow again on our credit facility until September 2005. The highest outstanding balance through the remainder of fiscal year 2005 was $6.0 million.
      We had no outstanding balance under our credit facility as of January 1, 2005 and had approximately $12.4 million in availability calculated under the provisions of our credit facility. We repaid the outstanding balance on the credit facility during the first quarter of 2004 from the proceeds of our IPO. On October 25, 2004, we made our first draw on our revolving credit agreement since we repaid the balance from the proceeds of our initial public offering in February 2004. The highest outstanding balance on our facility during fiscal 2004 was $5.7 million prior to our initial public offering and $2.7 million after our initial public offering.
      As of April 1, 2006, we had an outstanding balance of $5.5 million and approximately $16.8 million of unused borrowing capacity, based on our borrowing base calculations. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
      Our credit facility includes financial and other covenants relating to, among other things, compliance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, and restricting dividends and the repurchase of our stock. In the event that we were to violate any of these covenants, or violate the provisions of any of our other lending arrangements or of more than 10% of our leases, the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. Pursuant to an amendment effective September 1, 2004, a financial covenant relating to capital expenditures was eliminated and the maturity date of the credit facility was extended to August 31, 2008. In connection with the amendment, our lender also released Mr. Edison’s $500,000 limited guaranty of collection under the facility.

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
      In connection with our initial public offering, $4.9 million in principal amount of subordinated convertible debentures automatically converted into 653,331 shares of common stock at a fixed exercise price of $7.50 per share. Our Class A and Class B common stock was converted into shares of our new common stock on a one to one basis, excluding fractional shares, and $1.9 million of related redemption obligations were terminated. We have registered the common stock issued in connection with the conversion of the subordinated convertible debentures.

      In connection with our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. In addition, we are required for a five year period, (i) at the request of a majority of the warrant holders, to use our best efforts to file one registration statement, at our expense, covering the sale of the shares of common stock underlying the warrants and (ii) at the request of any holders of warrants, to file additional registration statements covering the shares of common stock underlying the warrants at the expense of those holders. We are required to maintain the effectiveness of any demand registration statement for up to nine consecutive months. Except for the registration rights that we have granted to the prior holders of our subordinated convertible debentures, we generally agreed not to make any registered offering of our securities, with limited exceptions, or to include any other shares on any such demand registration statement, at any time that we are required to maintain the effectiveness of a demand registration statement, without first obtaining the consent of a majority of the holders of warrants and warrant shares that are not then held by the public or by us or other excepted persons who have a relationship with us and our affiliates. In connection with our April 8, 2005 private placement the majority of the warrant holders waived certain of these rights. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of the initial public offering. We have also agreed not to offer, sell or grant any securities convertible or exchangeable for common stock to any of our directors, officers or employees at an exercise price less than $7.2075 per share for a period of three years after February 5, 2004, without the prior written consent of one of the representatives of the underwriters. We have registered the shares underlying these warrants in the registration statement relating to the common stock and warrants issued in our April 8, 2005 private placement. As of January 28, 2006, warrants issued in connection with the initial public offering underlying 175,500 shares of common stock were outstanding.
      Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Contractual Obligations
      The following table summarizes our contractual obligations as of January 28, 2006:

	Payments Due in Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations(1)	812,028	509,893	302,135	—	—
Operating lease obligations(2)	174,481,446	22,557,412	42,632,764	39,252,419	70,038,851
Purchase obligations(3)	32,367,717	32,359,353	8,364	—	—
Other long-term liabilities	—	—	—	—	—

Total	$207,661,191	$55,426,658	$42,943,263	$39,252,419	$70,038,851

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Off-Balance Sheet Arrangements
      At January 28, 2006 and January 1, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt the new requirements as of the beginning of its first quarter of fiscal year 2006 using the modified-prospective transition method. Under this method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123R is based on the same estimate of the fair value at grant date as previously used under SFAS No. 123. The Company will continue to value share-based payments using the Black-Scholes method. For fiscal year 2006, the Company expects to recognize approximately $600,000 of pre-tax share-based compensation expense related to unvested stock options outstanding at January 28, 2006. Also, to the extent that additional share-based grants are made, the Company will recognize additional share-based compensation expense in fiscal year 2006. The Company does not anticipate having to recognize any cumulative effect of a change in accounting principle and prior periods will not be restated. Adoption of the expensing requirements will reduce the Company’s reported earnings in future periods. SFAS 123R also will require that certain income tax benefits related to the exercise of stock options be classified in the statement of cash flows as cash provided by financing activities rather than cash provided by operating activities.
Impact of Inflation
      Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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

Item 8.	Financial Statements and Supplementary Data.
      Our financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1 and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that is files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2005.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information set forth in the Company’s 2006 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2006 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 1, 2006 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.
Executive Officers of the Registrant
      Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	50	Chairman of the Board and Chief Executive Officer
Michele A. Bergerac	50	President and Director
Mark D. Ianni	45	Executive Vice President — General Merchandise Manager
Lawrence L. Spanley, Jr.	59	Executive Vice President — Chief Financial Officer, Treasurer and Secretary
Stanley K. Tusman	59	Executive Vice President — Inventory and Information Management
Joseph R. Vander Pluym	54	Executive Vice President — Stores
      Peter A. Edison has over 28 years of experience in the fashion and apparel industry. Between 1986 and 1997, Mr. Edison served as director and as an officer in various divisions of Edison Brothers Stores, Inc., including serving as the Director of Corporate Development for Edison Brothers, President of Edison Big & Tall, and as President of Chandlers/ Sacha of London. He also served as Director of Marketing and Merchandise Controller, and in other capacities, for Edison Shoe Division. Mr. Edison received his M.B.A. in 1981 from Harvard Business School, and currently serves as chairman of the board of directors of Dave & Busters, Inc. He has served as our Chairman of the Board and Chief Executive Officer since October 1997.

      Michele A. Bergerac has over 28 years of experience in the junior and contemporary women’s shoe business including a 17-year career in various divisions of the May Company and six years with Bakers. Ms. Bergerac started at Abraham & Straus as an Assistant Buyer. Her buying and merchandising career with the May Company included positions at G. Fox, May Corporate, May Company California and Foley’s, where she was the Vice President of Footwear, prior to being hired by Edison Brothers as President of Edison Footwear Group in 1998. Ms. Bergerac has served as our President since June 1999.
      Mark D. Ianni has over 25 combined years with Edison Brothers and Bakers as an experienced first-cost buyer, having held various positions, including Merchandiser, Associate Buyer, Senior Dress Shoe Buyer, Tailored Shoe Buyer and Executive Vice President — Divisional Merchandise Manager of Dress Shoes from June 1999 to July 2002 prior to his current position of General Merchandise Manager. Mr. Ianni has served as our Executive Vice President — General Merchandise Manager since July 2002.
      Lawrence L. Spanley, Jr. has over 30 years of retail accounting and finance experience. Mr. Spanley spent much of his career at Senack Shoes, a division of Interco. Mr. Spanley has served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since March 2005. He served as our Vice President — Finance and as Treasurer and Secretary from January 1995 until March 2005.
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
      Each of the executive officers has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2006 Proxy Statement under the caption “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2006 Proxy Statement are incorporated by this reference.
Code of Ethics
      The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2006 Proxy Statement is incorporated herein by this reference. No other sections of the 2006 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.
      The information set forth in the Company’s 2006 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2006 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information set forth in the Company’s 2006 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2006 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.
      The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement is hereby incorporated by reference. No other sections of the 2006 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.
      The section of the 2006 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference. No other sections of the 2006 Proxy Statement are incorporated herein by this reference.
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

3. Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.1.1, 10.2, 10.5, 10.8, 10.9, 10.13 through 10.16 and 10.20 through 10.37. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERS FOOTWEAR GROUP, INC.

April 14, 2006	By /s/ PETER A. EDISON Peter A. Edison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)	April 14, 2006

* (Lawrence L. Spanley, Jr.)	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 14, 2006

* (Andrew N. Baur)	Director	April 14, 2006

* (Michele Bergerac)	Director	April 14, 2006

* (Timothy F. Finley)	Director	April 14, 2006

* (Harry E. Rich)	Director	April 14, 2006

* (Scott C. Schnuck)	Director	April 14, 2006

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/PETER A. EDISON

Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1		Debenture Purchase Agreement dated April 4, 2002 by and among the Company and the persons on the attached signature pages (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

4	.1.1	Convertible Debenture Exchange Agreement dated January 2, 2004 by and among the Company, Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Julian Edison, The Crown Advisors, LLC, Crown Investment Partners, L.P. and SWB Holdings, Inc. (incorporated by reference to Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4	.1.2	Form of Subordinated Convertible Debenture dated January 2004 (incorporated by reference to Exhibit A of Exhibit 4.1.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4	.2.1	Second Registration Rights Agreement dated January 2, 2004 by and among the Company and the selling shareholders named therein (incorporated by reference to Exhibit 4.2.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4	.2.2	Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock underlying convertible debentures, executed by all holders of subordinated convertible debentures (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.3		Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.4		Amended and Restated Intercreditor and Subordination Agreement dated January 2, 2004 by and among Fleet Retail Group Inc. (f/k/a Fleet Retail Finance, Inc.), the selling shareholders named therein and the Company (incorporated by reference to Exhibit 4.4 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

4.5		Letter to Ryan Beck & Co., Inc. and BB&T Capital Markets, as representatives of the underwriters, relating to restrictions on transferability of common stock, executed by all directors, officers and shareholders prior to the initial public offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.6		Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.7		Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.8		Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.9		Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

Exhibit
Number		Description

4.10		Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.11		Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

4.12		Form of Lock-Up Letter Agreement relating to the transferability of common stock, executed by Bernard Edison and Peter A. Edison in April 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).

10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50563) filed on March 22, 2006).

10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10.3		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.4		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.5		Consultant Agreement dated May 18, 2001 by and between the Company and Mark H. Brown & Associates, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).

10.6		Letter of Understanding Between the Company, Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais Ltda. (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).

10.7		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).

10.8		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.9		Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.10		Amended and Restated Loan and Security Agreement dated June 11, 2002 by and between Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.1	First Amendment to Amended and Restated Loan and Security Agreement dated February 20, 2003 by and between Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.2	Amended & Restated Intercreditor Subordination Agreement among the Company, Mississippi Valley Capital, LLC and Bank of America, N.A. (successor to Fleet Retail Finance Inc.) dated April 8, 2003 (included in Exhibit 10.10.1).

10	.10.3	Security Agreement in favor of Mississippi Valley Capital, LLC dated January 31, 2003 (included in Exhibit 10.10.1).

Exhibit
Number		Description

10	.10.4	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.4 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed December 4, 2003).

10	.10.5	Third Amendment and Waiver and Consent Agreement dated January 2, 2004 by and between Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.5 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).

10	.10.6	Limited Guaranty of Collection by Peter Edison in favor of Bank of America, N.A. (successor to Fleet Retail Finance Inc.) dated as of January 18, 2000 (incorporated by reference to Exhibit 10.17.6 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10	.10.7	Fourth Amendment to Amended and Restated Loan and Security Agreement dated January 28, 2004 by and between Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company (incorporated by reference to Exhibit 10.17.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 30, 2004).

10	.10.8	Form of Revolving Credit Note in favor of Bank of America, N.A. (successor to Fleet Retail Finance Inc.) dated as of January 18, 2000 (included in Exhibit 10.10).

10	.10.9	Confirmation and Release of Guaranty Agreement by Peter Edison dated as of June 11, 2002 (included in Exhibit 10.10).

10	.10.10	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 1, 2004, by and between Bank of America, N.A. (successor to Fleet Retail Group, Inc.) and the Company (incorporated by reference to Exhibit 10.17.10 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed September 10, 2004).

10	.10.11	Termination of Guaranty between Peter A. Edison and Bank of America, N.A. (successor to Fleet Retail Group, Inc.) (incorporated by reference to Exhibit 10.17.11 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed September 10, 2004).

10	.10.12	Sixth Amendment Agreement to Amended and Restated Loan and Security Agreement dated March 28, 2005 by and among Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company.

10	.10.13	Seventh Amendment Agreement to Amended and Restated Loan and Security Agreement dated December 28, 2006 by and among Bank of America, N.A. (successor to Fleet Retail Finance Inc.) and the Company.

10.11		Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563).

10.12		Software License Agreement dated June 3, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.13		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.14		Employment Agreement dated December 12, 2003 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.21 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.15		Employment Agreement dated December 12, 2003 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.22 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.16		Employment Agreement dated December 17, 2003 by and between the Company and Lawrence Spanley, Jr. (incorporated by reference to Exhibit 10.23 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

Exhibit
Number	Description

10.17	Amendment to Software License Agreement and Software Support Agreement dated June 4, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).

10.18	Financial Advisor Agreement, dated February 4, 2004, by and between Ryan Beck & Co., Inc. and the Company (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.19	Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.20	Letter to Peter Edison dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.21	Letter to Michele Bergerac dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.22	Letter to Stan Tusman dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.23	Letter to Mark Ianni dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.24	Letter to Joe Vander Pluym dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.25	Letter to Larry Spanley dated September 12, 2005 outlining 2005 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 16, 2005 (File No. 000-50563)).

10.26	Letter to Peter Edison outlining 2006 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.27	Letter to Michele Bergerac outlining 2006 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.28	Letter to Stan Tusman outlining 2006 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.29	Letter to Mark Ianni outlining 2006 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.30	Letter to Joe Vander Pluym outlining 2006 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.31	Letter to Larry Spanley outlining 2006 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.32	Summary of 2005 base salaries and April 8, 2005 stock option grants for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2005 (File No. 000-50563)).

10.33	Summary of March 16, 2006 stock option grants and performance awards for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.34	Summary of 2006 base salaries for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2006 (File No. 000-50563)).

Exhibit
Number	Description

10.35	Summary of Compensation of Non-management Directors as of March 16, 2006 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.36	Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to the Company’s 2005 Proxy Statement dated April 27, 2005, Appendix A).

10.37	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 15 of the Financial Statements).

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bakers Footwear Group, Inc.
      We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 28, 2006 and January 1, 2005 and the related statements of operations, shareholders’ equity, and cash flows for the year ended January 28, 2006, each of the two years in the period ended January 1, 2005, and the four week transition period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 28, 2006, and January 1, 2005, and the results of its operations and its cash flows for the year ended January 28, 2006, each of the two years in the period ended January 1, 2005, and the four week transition period ended January 29, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
March 31, 2006

BAKERS FOOTWEAR GROUP, INC.
BALANCE SHEETS

	January 1,	January 28,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$6,675,135	$3,924,970
Accounts receivable	1,237,450	1,099,436
Other receivables	645,855	1,271,544
Inventories	16,790,753	25,997,859
Prepaid expenses and other current assets	1,048,347	1,251,581
Deferred income taxes	1,904,963	1,821,097

Total current assets	28,302,503	35,366,487
Property and equipment, net	20,714,211	38,701,362
Other assets	353,994	686,835

Total assets	$49,370,708	$74,754,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,662,044	$12,059,734
Accrued expenses	7,457,043	11,922,950
Sales tax payable	1,422,716	634,497
Accrued income taxes	—	1,297,964
Deferred income	914,814	1,297,872
Current maturities of capital lease obligations	667,698	386,743

Total current liabilities	17,124,315	27,599,760
Obligations under capital leases, less current maturities	679,414	247,671
Accrued rent liabilities	3,686,119	6,327,625
Deferred income taxes	806,323	189,044
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,102,481 and 6,300,479 shares outstanding at January 1, 2005 and January 28, 2006, respectively	510	630
Additional paid-in capital	25,623,630	34,252,066
Retained earnings	1,450,397	6,137,888

Total shareholders’ equity	27,074,537	40,390,584

Total liabilities and shareholders’ equity	$49,370,708	$74,754,684

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Four Weeks Ended	Year Ended
	January 3,	January 1,	January 29,	January 28,
	2004	2005	2005	2006

Net sales	$148,223,553	$150,514,663	$9,158,759	$194,780,125
Cost of merchandise sold, occupancy, and buying expenses	103,692,775	104,481,049	8,550,212	129,439,201

Gross profit	44,530,778	46,033,614	608,547	65,340,924
Operating expenses:
Selling	29,599,090	31,366,210	2,357,862	38,384,575
General and administrative	11,158,165	12,915,802	1,143,899	15,778,796
Loss on disposal of property and equipment	188,629	475,405	8,489	440,542
Impairment of long-lived assets	127,133	202,801	20,494	20,252

Operating income (loss)	3,457,761	1,073,396	(2,922,197)	10,716,759
Other income (expense):
Interest expense	(1,671,739)	(936,607)	(30,360)	(426,617)
State income tax expense	(67,819)	—	—	—
Other income (expense), net	(88,297)	328,744	17,356	212,430

Income (loss) before income taxes	1,629,906	465,533	(2,935,201)	10,502,572
Provision for (benefit from) income taxes	—	(962,468)	(1,069,402)	3,949,282

Net income (loss)	$1,629,906	$1,428,001	$(1,865,799)	$6,553,290

Net income (loss) per common share:
Basic	$0.90	$0.31	$(0.37)	$1.10

Diluted	$0.77	$0.28	$(0.37)	$1.04

Unaudited pro forma income tax information (Note 12):
Income before income taxes	$1,697,725
Provision for income taxes	657,758

Net income	$1,039,967

Net income per common share:
Basic	$0.49

Diluted	$0.47

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A, Class B, and
	Common Stock		Class C Common Stock
							Retained
	Shares		Shares		Additional	Deferred	Earnings
	Issued and		Issued and		Paid-In	Stock	(Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Compensation	Deficit)	Total

Balance at January 4, 2003	—	$—	1,426,188	$1,426	$3,608,740	$(127,621)	$(1,714,309)	$1,768,236
Distributions to shareholders	—	—	—	—	—	—	(75,949)	(75,949)
Compensation cost from stock option grants	—	—	—	—	148,074	127,621	—	275,695
Accretion of Class A redeemable stock	—	—	—	—	—	—	(126,629)	(126,629)
Accretion of Class B redeemable stock	—	—	—	—	—	—	(216,773)	(216,773)
Net income	—	—	—	—	—	—	1,629,906	1,629,906

Balance at January 3, 2004	—	—	1,426,188	1,426	3,756,814	—	(503,754)	3,254,486
Adjust accumulated deficit and shareholder distributions to reflect conversion from S Corporation to C Corporation	—	—	—	—	(442,140)	—	503,754	61,614
Accretion of Class A redeemable stock	—	—	—	—	—	—	(116,854)	(116,854)
Accretion of Class B redeemable stock	—	—	—	—	—	—	139,250	139,250
Exchange of Class A and B common stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,823,475	—	—	1,822,246
Shares issued in connection with Initial Public Offering	2,484,000	248	—	—	15,530,745	—	—	15,530,993
Conversion of convertible debentures into common stock	653,331	65	—	—	4,954,736	—	—	4,954,801
Net income	—	—	—	—	—	—	1,428,001	1,428,001

Balance at January 1, 2005	5,102,481	510	—	—	25,623,630	—	1,450,397	27,074,537
Net loss	—	—	—	—	—	—	(1,865,799)	(1,865,799)

Balance at January 29, 2005	5,102,481	510	—	—	25,623,630	—	(415,402)	25,208,738
Shares issued in connection with private placement of common stock and warrants	1,000,000	100	—	—	7,538,319	—	—	7,538,419
Shares issued in connection exercise of stock warrants	76,896	8	—	—	636,242	—	—	636,250
Shares issued in connection exercise of stock options	121,102	12	—	—	128,953	—	—	128,965
Income tax benefit from exercise of stock options	—	—	—	—	324,922	—	—	324,922
Net income	—	—	—	—	—	—	6,553,290	6,553,290

Balance at January 28, 2006	6,300,479	$630	—	$—	$34,252,066	$—	$6,137,888	$40,390,584

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Four Weeks Ended	Year Ended
	January 3,	January 1,	January 29,	January 28,
	2004	2005	2005	2006

Operating activities
Net income (loss)	$1,629,906	$1,428,001	$(1,865,799)	$6,553,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,941,110	3,368,834	340,580	5,259,431
Deferred income taxes	—	(1,098,640)	(971,913)	476,593
Stock-based compensation expense	275,695	—	—	—
Income tax benefit from exercise of stock options	—	—	—	324,922
Beneficial conversion of subordinated debentures	—	163,333	—	—
Amortization of debt discount	12,447	9,820	—	—
Accretion of stock warrants	150,640	12,500	—	—
Impairment of long-lived assets	127,133	202,801	20,494	20,252
Loss on disposal of property and equipment	188,629	475,405	8,489	440,542
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(243,609)	(645,441)	540,696	(1,028,371)
Inventories	1,499,346	(4,010,497)	(1,011,602)	(8,195,504)
Prepaid expenses and other current assets	(399,124)	(18,439)	(132,409)	(70,825)
Other assets	(434,068)	510,369	(23,473)	(309,368)
Accounts payable	562,712	3,132,392	1,841,616	3,556,074
Accrued expenses and deferred income	2,151,187	2,156,394	(2,562,060)	6,622,806
Accrued income taxes	—	—	—	1,259,871
Accrued rent liabilities	452,912	1,088,349	15,329	2,626,177

Net cash provided by (used in) operating activities	8,914,916	6,775,181	(3,800,052)	17,535,890
Investing activities
Purchase of property and equipment	(2,404,538)	(11,409,438)	(1,385,436)	(22,816,172)
Proceeds from disposition of property and equipment	2,914	44,025	2,175	122,494

Net cash used in investing activities	(2,401,624)	(11,365,413)	(1,383,261)	(22,693,678)
Financing activities
Net repayments of revolving notes payable	(4,873,744)	(2,169,474)	—	—
Net proceeds from sale of common stock and warrants	—	15,530,993	—	7,538,419
Net proceeds from exercise of stock options	—	—	—	128,965
Net proceeds from exercise of stock warrants	—	—	—	636,250
Payments to retire stock warrants	—	(850,000)	—	—
Principal payments under capital lease obligations	(844,223)	(947,332)	(60,063)	(652,635)
Principal payments of subordinated debt	(219,901)	(859,910)	—	—
Cash distributions to shareholders	(949)	(13,385)	—	—

Net cash provided by (used in) financing activities	(5,938,817)	10,690,892	(60,063)	7,650,999

Net increase (decrease) in cash and cash equivalents	574,475	6,100,660	(5,243,376)	2,493,211
Cash and cash equivalents at beginning of period	—	574,475	6,675,135	1,431,759

Cash and cash equivalents at end of period	$574,475	$6,675,135	$1,431,759	$3,924,970

Supplemental disclosures of cash flow information
Cash paid for income taxes	$31,126	$142,735	$—	$1,852,368

Cash paid for interest	$1,650,270	$776,580	$39,619	$423,006

Noncash investing and financing transactions
Capital lease obligations	$1,021,500	$—	$—	$—

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
January 28, 2006

1.	Summary of Significant Accounting Policies

Operations
      Bakers Footwear Group, Inc., (the Company) was incorporated in 1926 and is engaged in the sale of shoes and accessories through over 225 retail stores throughout the United States under the Bakers and Wild Pair names. The Company is a national full-service retailer specializing in moderately priced fashion footwear. The Company’s products include private-label and national brand dress, casual, and sport shoes, boots, sandals and accessories such as handbags and costume jewelry.

Change in Fiscal Year
      The Company’s fiscal year is based upon a 52-53 week retail calendar, ending on the Saturday nearest January 31. On March 10, 2005, the Company changed its fiscal year end to the standard retail calendar, ending on the Saturday nearest January 31. Prior to this change, the Company’s fiscal year ended four weeks earlier than the standard retail calendar. As a result of this change, the Company had a four week transition period ending January 29, 2005. These financial statements present the Company’s financial position as of January 28, 2006 and January 1, 2005 and the Company’s results of operations and cash flows for the fiscal year ended January 28, 2006, the four week transition period ended January 29, 2005, and the fiscal years ended January 1, 2005 and January 3, 2004. The fiscal years ended January 3, 2004, January 1, 2005, and January 28, 2006 were 52-week periods.

Use of Estimates
      The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
      In order to conform to the current year presentation, certain warehouse expenses that were previously included as a component of general and administrative expenses have been reclassified as a component of cost of merchandise sold, occupancy, and buying expenses. This reclassification resulted in decreasing both gross profit and general and administrative expenses for the fiscal years ended January 3, 2004 and January 1, 2005 by $296,182 and $614,184, respectively. These reclassifications had no net impact on operating income.

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

Inventories
      Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses at the later of when the related inventory is sold or when the consideration is received. Permanent markdowns are recorded to reflect

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, management considers current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of inventories could differ materially from management’s estimates.

Property and Equipment
      Property and equipment are stated at cost. Costs related to software developed for internal use, including internal payroll costs, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life of the assets. Costs of repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets
      At least annually, management determines on a store-by-store basis whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.
      The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the years ended January 3, 2004, and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, the Company recorded $127,133, $202,801, $20,494, and $20,252 respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

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

Operating Leases
      The Company leases its store premises, warehouse, and headquarters facility under operating leases. The Company recognizes rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, exclusive of any executory costs, and allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the noncancelable term of the lease. Likewise, negotiated landlord construction allowances are recognized ratably as a reduction of rent expense over the same period that rent expense is recognized. Accrued rent liabilities consist of the aggregate difference between rent expense recorded on the straight line basis and amounts paid or received under the leases.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Store leases generally require contingent rentals based on retail sales volume in excess of pre-defined amounts in addition to the minimum monthly rental charge. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets or when management determines that it is probable that such targets will be exceeded.

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
      Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

			Four Weeks
	Year Ended	Year Ended	Ended	Year Ended
	January 3,	January 1,	January 29,	January 28,
	2004	2005	2005	2006

Net income (loss) as reported	$1,629,906	$1,428,001	$(1,865,799)	$6,553,290
Add: Stock based compensation expense included in net income as reported	275,695	—	—	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(275,695)	(366,030)	(33,275)	(544,135)

Pro forma net income (loss)	$1,629,906	$1,061,971	$(1,899,074)	$6,009,155

Basic earnings (loss) per share:
As reported	$0.90	$0.31	$(0.37)	$1.10
Pro forma	$0.90	$0.23	$(0.37)	$1.00
Diluted earnings (loss) per share:
As reported	$0.77	$0.28	$(0.37)	$1.04
Pro forma	$0.77	$0.21	$(0.37)	$0.96
      The weighted-average fair value of options granted during the years ended January 1, 2005 and January 28, 2006 were $4.68 and $6.92. The fair value of these options was estimated at grant date using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3% to 3.5%, expected volatility of 64%, and expected option life of 6 years.
      The fair value of options granted in years prior to the IPO was estimated using the minimum value option pricing model, which does not consider stock price volatility, because the Company did not have actively traded equity securities. For the year ended January 3, 2004, the fair value of the Company’s stock-based awards was estimated assuming no dividends, a risk-free interest rate of 4%, and expected option life of 4 years.
      The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future periods due to, among other things, the vesting period and the fair value of additional stock based compensation granted in future years.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising and Marketing Expense
      The Company expenses costs of advertising and marketing, including the cost of newspaper and magazine advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense totaled $469,242, $555,940, $25,711, and $1,027,679 for the years ended January 3, 2004 and January 1, 2005, the four weeks ended January 29, 2005, and the year ended January 28, 2006, respectively.

Earnings per Share
      Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, convertible debentures, and the effect of treating the redeemable Class A and Class B stock as permanent capital (see Note 3).

Income Taxes
      Prior to January 4, 2004, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code (the Code) under which the shareholders included the Company’s operating results in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income tax. However, the Company was subject to income taxes in certain states in which it conducts business.
      In connection with the IPO, effective January 4, 2004, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Disclosures regarding accounting for income taxes for periods subsequent to January 4, 2004 are at Note 11.
      The unaudited pro forma income tax information included in the statements of operations and Note 12 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company were a C corporation and thus subject to federal and certain state income taxes for periods prior to January 4, 2004.

Distributions to Shareholders
      Through January 3, 2004, the Company was an S Corporation and the shareholders, rather than the Company, were responsible for federal and most state and local income tax liabilities related to the taxable income generated by the Company. The Company’s policy was to make periodic distributions to its shareholders in amounts estimated to be sufficient to allow the shareholders to pay the income taxes on their proportionate share of the Company’s taxable income. In certain states where the Company has operations, the Company made such shareholder distributions in connection with filing composite income tax returns on behalf of the shareholders. Total distributions to shareholders were $75,949 for the year ended January 3, 2004. Distributions included accrued distributions of $75,000 at January 3, 2004 related to composite state income tax returns to be filed for the year then ended. Upon filing final S Corporation income tax returns for the year ended January 3, 2004, the Company determined that distributions were over accrued at January 3, 2004 by $61,614, and, as a result, the Company adjusted paid-in capital in connection with the conversion to a C corporation by that amount.

Deferred Income
      The Company has a frequent buying program where customers can purchase a frequent buying card entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.
      The Company recognized income of $1,144,210, $1,671,282, $149,471 and $2,189,855 for the years ended January 3, 2004 and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $1,489,160, $2,032,178, $119,507 and $3,280,685 for the years ended January 3, 2004 and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively.

Business Segment
      The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs
      The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $93,017, $201,329, $25,023, and $404,924 for the years ended January 3, 2004 and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt the new requirements as of the beginning of its first quarter of fiscal year 2006 using the modified-prospective transition method. Under this method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123R is based on the same estimate of the fair value at grant date as previously used under SFAS No. 123. The Company will continue to value share-based payments using the Black-Scholes method. For fiscal year 2006, the Company expects to recognize approximately $600,000 of pre-tax share-based compensation expense related to unvested stock options outstanding at January 28, 2006. Also, to the extent that additional share-based grants are made, the Company will recognize additional share-based compensation expense in fiscal year 2006. The Company does not anticipate having to recognize any cumulative effect of a change in accounting principle and prior periods will not be restated. Adoption of the expensing requirements will reduce the Company’s reported earnings in future periods. SFAS 123R also will require that certain income tax benefits related to the exercise of stock options be classified in the statement of cash flows as cash provided by financing activities rather than cash provided by operating activities.

2.	Private Placement of Common Stock and Warrants
      Effective April 8, 2005, the Company sold to certain investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were $7,538,419. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Through January 28, 2006, warrants relating to 62,500 shares were exercised resulting in the receipt by the Company of an additional $636,250.
      In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of January 28, 2006, the maximum amount of liquidated damages that the Company could be required to pay was $2,275,000, which represents 26 potential monthly payments of $87,500.
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

3.	Initial Public Offering
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
      The Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters or their designees. The warrants became exercisable on February 10, 2005 and expire on February 10, 2009. At the same time, the Company entered into a two-year financial advisory agreement with one of the representatives of the underwriters in connection with any strategic or financial transactions. During the year ended January 28, 2006, warrants relating to 40,500 shares were tendered to the Company in return for the issuance of 14,396 shares of common stock in a cashless exercise transaction.
      The Company used the proceeds from the IPO to repay the $5,680,743 balance on its revolving credit agreement, repay $859,910 of subordinated debt, and repurchase stock warrants for $850,000. The Company used the remaining proceeds for working capital purposes, primarily for the purchase of inventory in the ordinary course of business and capital expenditures.
      Effective with the IPO, the Company’s $4,900,000 principal subordinated convertible debentures which bore interest at 7% and had a scheduled maturity date of April 4, 2007, automatically converted into 653,331 shares of common stock at a conversion rate of $7.50 per share. The Company recognized a beneficial conversion expense of $163,333 for the difference between the $7.75 IPO price and the $7.50 conversion price.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Prior to the IPO, the Company had three classes of common stock: Class A, Class B, and Class C. All voting rights were vested with the Class A and Class C common stock. The Articles of Incorporation provided that all classes of common stock had equal rights with respect to distributions and liquidation preference. Effective with the IPO, all shares of the Company’s existing Class A, Class B, and Class C common stock were converted into shares of new common stock on a one to one basis, excluding fractional shares, and the Company’s related repurchase obligations were terminated.
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
      Certain Class A shares contained put options, and these shares were classified as a Class A stock redemption obligation. These options gave the option holders the right to cause the Company to redeem the shares for a specified price on specified dates. The difference between the minimum redemption amount and the original issue price of the shares holding put options was accreted over the redemption period. The Class A stock redemption obligation was $1,389,326 at January 3, 2004.
      Class B shareholders had the right to cause the Company to redeem all 271,910 Class B shares upon the occurrence of certain events, as defined in the agreement. The purchase price upon the redemption of the Class B shares was based on net book value per share in accordance with the agreement. Changes in the redemption value were recognized by the Company as they occurred by adjusting the carrying value of the Class B shares to equal the redemption amount through an offset to retained earnings at the end of each reporting period. The value of the Class B stock redemption obligation was $455,316 as of January 3, 2004.

4.	Property and Equipment
      Property and equipment consist of the following:

	Estimated Useful	January 1,	January 28,
	Lives	2005	2006

Furniture, fixtures, and equipment	3 to 8 years	$12,903,343	$20,249,066
Leasehold improvements	up to 10 years	14,266,954	25,073,799
Computer equipment and software	3 years	3,006,633	3,913,903
Construction in progress		1,683,114	5,223,362

		31,860,044	54,460,130
Less accumulated depreciation and amortization		11,145,833	15,758,768

		$20,714,211	$38,701,362

      Depreciation and amortization of property and equipment was, $2,941,110, $3,368,834, $340,580, and $5,259,431 for the years ended January 3, 2004, and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses
      Accrued expenses consist of the following:

	January 1,	January 28,
	2005	2006

Employee compensation and benefits	$2,716,204	$4,674,087
Accrued rent	245,346	193,940
Other	4,495,493	7,054,923

	$7,457,043	$11,922,950

6.	Capital Lease Obligations
      Assets under capital leases totaling $4,134,925 and $4,111,980 at January 1, 2005 and January 28, 2006, respectively relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $2,259,210 and $3,140,259 at January 1, 2005 and January 28, 2006, respectively.
      Obligations under capital leases were $1,347,112 and $634,414 at January 1, 2005 and January 28, 2006, respectively.
      Future minimum lease payments at January 28, 2006 under capital leases are as follows:

Fiscal year:
2006	$509,893
2007	236,983
2008	65,152

Total minimum lease payments	812,028
Less amount representing interest	177,614

Present value of minimum lease payments (including current portion of $386,743)	$634,414

7.	Operating Leases
      The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $26,647,996, $27,114,210, $2,227,146, and $32,491,882 for the years ended January 3, 2004, and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $326,059, $265,641, $19,525, and $477,499 for the years ended January 3, 2004, and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments, excluding executory costs, at January 28, 2006 are as follows:

Fiscal year:
2006	$22,557,412
2007	21,742,898
2008	20,889,866
2009	20,034,769
2010	19,217,650
Thereafter	70,038,851

$174,481,446

8.	Revolving Credit Agreement
      The Company has a revolving credit agreement with a commercial bank. This agreement calls for a maximum line of credit of $25,000,000 subject to the calculated borrowing base as defined in the agreement. The revolving credit agreement matures on August 31, 2008 and is secured by substantially all assets of the Company. Interest is payable monthly at the bank’s base rate (7.25% per annum at January 28, 2006). The weighted average interest rate approximated 4.87%, 5.68%, and 6.5% for the years ended January 3, 2004, January 1, 2005, and January 28, 2006, respectively. There were no borrowings during the four week transition period ended January 29, 2005. An unused line fee of 0.25% per annum is payable monthly based on the difference between $25,000,000 and the average loan balance. At January 28, 2006, the Company has approximately $19,200,000 of unused borrowing availability under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain borrowing availability greater than $1,500,000. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25%.
      The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At January 1, 2005 and January 28, 2006, the Company had no outstanding letters of credit.

9.	Employee Benefit Plan
      The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company contributed $35,000, $20,862, $0, and $112,768 for the years ended January 3, 2004 and January 1, 2005, the four week transition period ended January 29, 2005, and the year ended January 28, 2006, respectively.

10.	Commitments and Contingencies
      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. The Company, in the ordinary course of store construction and remodeling, is subject to mechanic’s liens on the unpaid balances of the individual construction contracts. The Company obtains lien waivers from all contractors and subcontractors prior to or concurrent with making final payments on such projects.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      Effective January 4, 2004, the Company revoked its status as an S corporation and become subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducts business.
      As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,158,043 for the impact of these amounts as a component of the provision for income taxes for the year ended January 1, 2005.
      Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended	Four Weeks Ended	Year Ended
	January 1,	January 29,	January 28,
	2005	2005	2006

Current:
Federal	$—	$(82,096)	$2,962,463
State and local	136,172	(15,393)	548,319

Total current	136,172	(97,489)	3,510,782

Deferred:
Federal	(868,365)	(818,453)	363,248
State and local	(230,275)	(153,460)	75,252

Total deferred	(1,098,640)	(971,913)	438,500

Total provision for (benefit from) income taxes	$(962,468)	$(1,069,402)	$3,949,282

      The differences between the benefit from income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended	Four Weeks Ended	Year Ended
	January 1,	January 29,	January 28,
	2005	2005	2006

Federal income tax at statutory rate	$162,937	$(1,027,320)	$3,675,900
Impact of graduated Federal rates	(4,656)	29,352	(100,000)
State and local income taxes, net of Federal income taxes	14,787	(72,564)	415,086
Permanent differences	22,507	1,130	(41,704)
Conversion from S Corporation to C Corporation status	(1,158,043)	—	—

Total provision for (benefit from) income taxes	$(962,468)	$(1,069,402)	$3,949,282

      For the year ended January 1, 2005, permanent differences relate primarily to expenses that are not deductible for income tax purposes. For the year ended January 28, 2006, permanent differences relate primarily to charitable contribution tax deductions in excess of amounts recognized as expense for financial statement purposes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. During the year ended January 28, 2006, the Company increased the estimated federal tax rate at which temporary differences are assumed to reverse from 34% to 35%. This did not have a material impact on the provision for income taxes.
      Components of the Company’s deferred tax assets and liabilities are as follows:

	January 1,	January 28,
	2005	2006

Deferred tax assets:
Net operating loss carryforward	$732,028	$—
Vacation accrual	353,950	387,344
Inventory	818,985	1,593,904
Stock-based compensation	426,634	267,835
Accrued rent	1,413,911	2,380,024

Total deferred tax assets	3,745,508	4,629,107

Deferred tax liabilities:
Property and equipment	2,646,868	2,836,902
Prepaid expenses	—	160,152

Total deferred tax liabilities	2,646,868	2,997,054

Net deferred tax assets	$1,098,640	$1,632,053

12.	Pro Forma Income Taxes — Unaudited
      Effective January 4, 2004, the Company revoked its S corporation status and subsequently became subject to corporate federal and state income taxes as a C corporation. The statement of operations for the year ended January 3, 2004 includes a pro forma adjustment for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109.
      The unaudited pro forma information on the accompanying statements of operations pertaining to income (loss) before income taxes has been adjusted to reflect a reduction in other income (expense) for these state income tax expenses.
      The following table reconciles the Company’s historical income before income taxes to pro forma income before income taxes.

Year Ended
January 3,
2004

Historical income before income taxes	$1,629,906
State income tax expense	67,819

Pro forma income before income taxes	$1,697,725

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Significant components of the pro forma provision for income taxes are as follows:

Year Ended
January 3,
2004

Current:
Federal	$801,763
State and local	94,325

Total current	896,088
Deferred:
Federal	(213,243)
State and local	(25,087)

Total deferred (credit)	(238,330)

Pro forma income tax provision	$657,758

      The differences between the pro forma provision for income taxes at the statutory U.S. federal income tax rate of 34% and that reported in the statement of operations are as follows:

Year Ended
January 3,
2004

Statutory federal income tax rate	34.00%
State and local income taxes, net of federal income taxes	4.00%
Permanent differences	0.74%

Effective tax rate	38.74%

13.	Stock Purchase Warrants
      Effective April 8, 2005, in connection with the private placement discussed in Note 2, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010. Through January 28, 2006, warrants relating to 62,500 shares were exercised resulting in the receipt by the Company of $636,250. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. The placement agent’s warrants have a cashless exercise provision.
      On February 10, 2004, in connection with the IPO, the Company issued stock purchase warrants covering 216,000 shares of common stock with an exercise price of $12.7875 per share, subject to antidilution adjustments, to representatives of the underwriters or their designees. The warrants became exercisable on February 10, 2005 and expire on February 10, 2009. During the year ended January 28, 2006, warrants relating to 40,500 shares were tendered to the Company in return for the issuance of 14,396 shares of common stock in a cashless exercise transaction.
      On March 1, 2004, the Company retired stock purchase warrants, issued in 1999 in connection with the issuance of a subordinated note payable, by the payment of $850,000. The warrants entitled the note holder to acquire 76,907 shares of Class A common stock at an exercise price of $0.001 per share. The note holder could also put the warrants to the Company on the maturity date of the related subordinated note, March 1, 2004. The minimum stated repurchase obligation for the warrants on that date was $850,000. At the date of issuance in fiscal 1999, the Company determined the fair value of the subordinated note payable and allocated the proceeds received between the note and warrants based on their respective fair values at the time of issuance. The value allocated to the warrants, of $307,551, was recorded as a debt discount to be charged to interest

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
expense over the life of the notes using the effective interest method. Interest expense recorded with respect to the amortization of the debt discount was $12,447 and $0 for the years ended January 3, 2004 and January 1, 2005, respectively. The warrants were accreted, using the effective interest method, to the minimum repurchase amount of $850,000 over the term of the note as interest expense, which was $150,640 and $12,500 for the years ended January 3, 2004 and January 1, 2005, respectively.

14.	Stock-Based Compensation
      The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan) and the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan). Under the 2003 Plan, qualified or nonqualified options to purchase up to 868,992 shares of the Company’s common stock are available to be granted to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. No option can be for a term of more than 10 years from the date of grant. In general, options vest at 20% per year on each annual anniversary date of the option grant. Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan. As of January 28, 2006, no grants had been made under the 2005 Plan.
      Prior to the IPO, the Company had a predecessor stock option plan that allowed the Company to grant nonqualified stock options. Under the 2003 Plan, all of the options granted under the predecessor stock option plan are deemed to be covered by the 2003 Plan. All of the option holders under the predecessor plan also agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions.
      Stock option activity during the years ended January 3, 2004, January 1, 2005, and January 28, 2006 is as follows:

	Outstanding		Exercisable

	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Balance at January 4, 2003	244,274	$0.01	183,206	$0.01
Granted	24,718	0.01	24,718	0.01
Vested	—	—	61,068	0.01
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at January 3, 2004	268,992	0.01	268,992	0.01
Granted	304,500	7.75	—	—
Vested	—	—	1,000	7.75
Exercised	—	—	—	—
Forfeited	(4,900)	7.75	—	—

Balance at January 1, 2005	568,592	4.09	269,992	0.04
Granted	205,200	11.32	—	—
Vested	—	—	59,720	7.75
Exercised	(121,102)	1.09	(121,102)	1.09
Forfeited	(6,300)	8.32	(900)	7.75

Balance at January 28, 2006(1)	646,390	$6.91	207,710	$1.62

(1)	There were no options granted, vested, exercised, or forfeited during the four week transition period ended January 29, 2005.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of January 28, 2006:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Prices	Number of Options	(Years)	Exercise Price	Number of Options	Exercise Price

$0.01	164,740	8.0	$0.01	164,740	$0.01
$7.75	277,450	8.0	$7.75	42,970	$7.75
$9.30 - $13.25	204,200	9.1	$11.32	—	—

$0.01 - $13.25	646,390	8.3	$6.91	207,710	$1.62

      The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.
      In 2003, the Company issued 24,718 nonqualified stock options with an exercise price of $0.01 and an estimated grant-date fair value of $6.00 per share which vested immediately and were included in compensation expense. On February 10, 2004, after the consummation of the IPO, the Company granted nonqualified stock options to purchase 304,500 shares of common stock to certain employees and directors at an exercise price of $7.75 per share, the IPO price, pursuant to the 2003 Plan. During fiscal year 2005, the Company issued 205,200 nonqualified stock options with exercise prices ranging from $9.30 to $13.25, equal to the average market price of the stock as of the date of the grant. The options issued in fiscal years 2004 and 2005 vest in five equal annual installments beginning on the first anniversary of the date of grant.

15.	Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Four Weeks Ended	Year Ended
	January 3,	January 1,	January 29,	January 28,
	2004	2005	2005	2006

Numerator:
Net income (loss)	$1,629,906	$1,428,001	$(1,865,799)	$6,553,290
Accretion on redeemable stock	(343,404)	22,396	—	—

Numerator for basic earnings (loss) per share	1,286,502	1,450,397	(1,865,799)	6,553,290
Add accretion on redeemable stock	343,404	(22,396)	—	—
Interest expense related to convertible debentures	—	26,387	—	—
Interest expense related to warrants	150,640	7,750	—	—

Numerator for diluted earnings (loss) per share	$1,780,546	$1,462,138	$(1,865,799)	$6,553,290

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Four Weeks Ended	Year Ended
	January 3,	January 1,	January 29,	January 28,
	2004	2005	2005	2006

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	1,426,188	4,690,527	5,102,481	5,981,401
Effect of dilutive securities:
Stock options	258,218	319,778	—	239,078
Stock purchase warrants	76,897	12,254	—	58,466
Convertible debentures	—	68,205	—	—
Redeemable securities	538,967	56,837	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	2,300,270	5,147,601	5,102,481	6,278,945

Basic earnings per share
Net income (loss)	$1.14	$0.30	$(0.37)	$1.10
Accretion on Class A and Class B redeemable stock	(0.24)	0.01	—	—

Net income (loss) allocable to common shareholders	$0.90	$0.31	$(0.37)	$1.10

Diluted earnings per share
Net income (loss)	$0.71	$0.28	$(0.37)	$1.04
Interest expense related to Class A stock purchase warrants and convertible debentures	0.06	—	—	—

Net income (loss) allocable to common shareholders	$0.77	$0.28	$(0.37)	$1.04

      The diluted earnings per share calculation for the four week transition period ended January 29, 2005 excludes incremental shares of 299,906 related to outstanding stock options because they are antidilutive.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the earnings per share for the unaudited pro forma income tax information on the accompanying statements of operations (see Note 12):

Year Ended
January 3,
2004

Basic earnings per share
Net income	$0.73
Accretion on Class A and Class B redeemable stock	(0.24)

Net income allocable to common shareholders	$0.49

Diluted earnings per share
Net income	$0.47
Interest expense related to Class A stock purchase warrants	—

Net income allocable to common shareholders(1)	$0.47

(1)	The diluted earnings per share calculation for the year ended January 3, 2004 excludes incremental shares of 76,897 and interest expense, net of tax, of $93,397 related to the outstanding stock purchase warrants because they are antidilutive.

16.	Fair Value of Financial Instruments
      The carrying values and fair values of the Company’s financial instruments are as follows:

	January 1, 2005		January 28, 2006

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$6,675,135	$6,675,135	$3,924,970	$3,924,970
Capital lease obligations, including current maturities	1,347,112	1,686,600	634,414	760,150
      The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of capital lease obligations have been estimated based on current rates offered to the Company for debt of the same maturities.

17.	Related Party Transactions
      The Company maintains certain of its cash and cash equivalents with a financial institution also affiliated with the Company through common ownership. A portion of the Company’s credit facility is payable to this affiliated financial institution. The transactions with this affiliate are executed in the normal course of business.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data — Unaudited
      Summarized quarterly financial information for fiscal years 2004 and 2005 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	April 3, 2004(1)	July 3, 2004	October 2, 2004	January 1, 2005

Fiscal year 2004:
Net sales	$34,305,013	$38,904,743	$31,589,495	$45,715,412
Gross profit(2)	9,741,953	12,600,049	7,030,918	17,274,878
Net income (loss)	165,969	922,429	(2,786,486)	3,126,089
Basic earnings (loss) per share	0.05	0.18	(0.55)	0.61
Diluted earnings (loss) per share	0.05	0.17	(0.55)	0.57

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006

Fiscal year 2005:
Net sales	$44,943,180	$45,255,560	$43,242,897	$61,388,488
Gross profit	15,406,619	14,983,321	11,840,353	23,110,631
Net income (loss)	1,851,138	1,223,619	(1,049,982)	4,528,515
Basic earnings (loss) per share	0.35	0.20	(0.17)	0.73
Diluted earnings (loss) per share	0.33	0.19	(0.17)	0.68

(1)	The Company recognized a nonrecurring income tax benefit of $1,158,043 in the first quarter of fiscal year 2004 as a result of converting from S Corporation to a C Corporation for tax purposes.

(2)	Gross profit for the four quarters of fiscal year 2004, as previously reported in Form 10-K for the year ended January 1, 2005, have been adjusted to reflect the reclassification of certain warehouse expenses as discussed in Note 1 — Reclassifications. The adjustments reduced gross profits by $74,897, $132,222, $183,567, and $223,498 for the periods ended April 3, 2004, July 3, 2004, October 2, 2004, and January 1, 2005, respectively.