Form 10-Q
period 2006-04-29
BAKERS FOOTWEAR GROUP INC
filed 2006-06-12
CIK 1171032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 000-50563
BAKERS FOOTWEAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0577980 (I.R.S. Employer Identification No.)

2815 Scott Avenue, St. Louis, Missouri (Address of principal executive offices)	63103 (Zip Code)
(314) 621-0699
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 6,492,955 shares issued and outstanding as of June 5, 2006.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	April 30, 2005	January 28, 2006	April 29, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,908,501	$3,924,970	$195,575
Accounts receivable	1,374,380	1,099,436	1,610,092
Other receivables	637,425	1,271,544	973,027
Inventories	20,416,274	25,997,859	28,198,946
Prepaid expenses and other current assets	1,421,958	1,251,581	923,640
Deferred income taxes	1,651,694	1,821,097	1,741,744

Total current assets	30,410,232	35,366,487	33,643,024

Property and equipment, net	24,771,443	38,701,362	41,827,073
Deferred income taxes	—	—	12,872
Other assets	499,381	686,835	833,330

Total assets	$55,681,056	$74,754,684	$76,316,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,095,032	$12,059,734	$10,163,989
Accrued expenses	5,732,417	11,922,950	6,714,089
Sales tax payable	928,094	634,497	768,374
Accrued income taxes	189,749	1,297,964	113,035
Deferred income	969,197	1,297,872	1,258,061
Revolving credit facility	—	—	6,829,551
Current maturities of capital lease obligations	582,883	386,743	346,130

Total current liabilities	15,497,372	27,599,760	26,193,229

Obligations under capital leases, less current maturities	517,057	247,671	170,927
Accrued rent liabilities	4,514,358	6,327,625	7,104,802
Deferred income taxes	532,869	189,044	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding at April 29, 2006	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,102,481 shares outstanding at April 30, 2005, 6,300,479 shares outstanding at January 28, 2006; and 6,492,955 shares outstanding at April 29, 2006	610	630	649
Additional paid-in capital	33,183,054	34,252,066	36,040,449
Retained earnings	1,435,736	6,137,888	6,806,243

Total shareholders’ equity	34,619,400	40,390,584	42,847,341

Total liabilities and shareholders’ equity	$55,681,056	$74,754,684	$76,316,299

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Net sales	$44,943,180	$49,804,913
Cost of merchandise sold, occupancy, and buying expenses	29,536,561	33,507,762

Gross profit	15,406,619	16,297,151

Operating expenses:
Selling	8,626,977	10,398,368
General and administrative	3,557,231	4,699,040
Loss on disposal of property and equipment	139,873	14,612

Operating income	3,082,538	1,185,131

Other income (expense):
Interest expense	(126,390)	(112,938)
Other, net	36,467	22,837

Income before income taxes	2,992,615	1,095,030

Provision for income taxes	1,141,477	426,675

Net income	$1,851,138	$668,355

Basic earnings per share	$0.35	$0.11

Diluted earnings per share	$0.33	$0.10

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total
Balance at January 28, 2006	6,300,479	$630	$34,252,066	$6,137,888	$40,390,584
Stock-based compensation expense	—	—	214,218	—	214,218
Shares issued in connection with exercise of stock warrants	71,366	7	508,983	—	508,990
Shares issued in connection with exercise of stock options	121,110	12	450,790	—	450,802
Income tax benefit from exercise of stock options	—	—	614,392	—	614,392
Net income	—	—	—	668,355	668,355

Balance at April 29, 2006	6,492,955	$649	$36,040,449	$6,806,243	$42,847,341

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Operating activities
Net income	$1,851,138	$668,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094,215	1,696,124
Deferred income taxes	951,728	(122,563)
Stock-based compensation expense	—	214,218
Loss on disposal of property and equipment	139,873	14,612
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(669,196)	(212,139)
Inventories	(2,613,919)	(2,201,087)
Prepaid expenses and other current assets	(241,202)	327,941
Other assets	(121,914)	(146,495)
Accounts payable	(1,408,628)	(1,895,745)
Accrued expenses and deferred income	397,195	(5,114,795)
Accrued income taxes	189,749	(1,184,929)
Accrued rent liabilities	812,910	777,177

Net cash provided by (used in) operating activities	381,949	(7,179,326)

Investing activities
Purchase of property and equipment	(4,278,136)	(4,839,277)
Proceeds from sale of property and equipment	514	2,830

Net cash used in investing activities	(4,277,622)	(4,836,447)

Financing activities
Net advances under revolving credit facility	—	6,829,551
Proceeds from sale of common stock and warrants	7,559,524	—
Proceeds from exercise of stock warrants	—	508,990
Proceeds from exercise of stock options	—	450,802
Income tax benefit from exercise of stock options	—	614,392
Principal payments under capital lease obligations	(187,109)	(117,357)

Net cash provided by financing activities	7,372,415	8,286,378

Net increase (decrease) in cash and cash equivalents	3,476,742	(3,729,395)
Cash and cash equivalents at beginning of period	1,431,759	3,924,970

Cash and cash equivalents at end of period	$4,908,501	$195,575

Supplemental disclosures of cash flow information
Cash paid for income taxes	$69,825	$1,291,506

Cash paid for interest	$114,156	$76,974

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
2. Private Placement of Common Stock and Warrants
     Effective April 8, 2005, the Company sold to certain investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were $7,538,419. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. Through April 29, 2006, warrants relating to 112,500 shares were exercised, including 62,500 shares exercised during fiscal year 2005, resulting in the receipt by the Company of $1,145,250, including $636,250 received in fiscal year 2005.
     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of April 29, 2006, the maximum amount of liquidated damages that the Company could be required to pay was $2,012,500, which represents 23 potential monthly payments of $87,500.
     The Company estimated the fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. Because the Company has no obligation to settle the warrants by any means other than through the issuance of shares of its common stock, the Company has included the fair value of the warrants as a component of shareholders’ equity.

3. Income Taxes
     Significant components of the provision for income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Current:
Federal	$159,789	$463,189
State and local	29,960	86,049

Total current	189,749	549,238

Deferred:
Federal	801,454	(103,707)
State and local	150,274	(18,856)

Total deferred	951,728	(122,563)

Total income tax expense	$1,141,477	$426,675

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Federal income tax at statutory rate	$1,047,415	$383,261
Impact of graduated Federal rates	(29,926)	(9,795)
State and local taxes, net of federal income taxes	119,705	43,801
Permanent differences	4,283	9,408

Total income tax expense	$1,141,477	$426,675

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2005	January 28, 2006	April 29, 2006
Deferred tax assets:
Net operating loss carryforward	$386,430	$—	$—
Vacation accrual	384,730	387,344	399,044
Inventory	1,026,998	1,593,904	1,564,244
Stock-based compensation	426,634	267,835	237,076
Accrued rent	1,677,456	2,380,024	2,770,873

Total deferred tax assets	3,902,248	4,629,107	4,971,237

Deferred tax liabilities:
Property and equipment	2,783,423	2,836,902	2,995,077
Prepaid expenses	—	160,152	221,544

Total deferred tax liabilities	2,783,423	2,997,054	3,216,621

Net deferred tax assets	$1,118,825	$1,632,053	$1,754,616

4. Stock-Based Compensation
     Adoption of SFAS 123R
     On January 29, 2006, the beginning of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) which requires the Company to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the Company’s previously disclosed pro forma stock-based compensation expense determined using SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123). Prior to January 28, 2006, the Company followed APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.
     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, for periods prior to the adoption of SFAS 123R, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Thirteen
Weeks Ended
April 30, 2005
Net income as reported	$1,851,138
Add: Stock based compensation expense included in net income as reported	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(103,543)

Pro forma net income	$1,747,595

Basic earnings per share:
As reported	$0.35
Pro forma	$0.33
Diluted earnings per share:
As reported	$0.33
Pro forma	$0.31
     Stock Options
     The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, qualified or nonqualified options to purchase up to 868,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally no option can be for a term of more than 10 years from the date of grant. In general, options vest ratably over three to five years on each annual anniversary date of the option grant. The Company has issued new shares of stock upon exercise of stock options through April 29, 2006 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended April 29, 2006 and April 30, 2005, are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Options granted	194,700	73,228
Weighted-average fair value of options granted	$6.92	$10.97

Assumptions
Dividends	0%	0%
Risk-free interest rate	3.5%	4.75%
Expected volatility	64%	50% - 55%
Expected option life	6 years	5 — 6 years

     Stock option activity during the thirteen weeks ended April 29, 2006 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Balance at January 28, 2006	207,710	$1.62	438,680	$9.41	646,390	$6.91
Granted	—	—	73,228	20.06	73,228	20.06
Vested	96,000	9.20	(96,000)	9.20	—	—
Exercised	(121,110)	3.78	—	—	(121,110)	3.78
Forfeited	—	—	(11,200)	14.55	(11,200)	14.55

Balance at April 29, 2006	182,600	$4.17	404,708	$11.25	587,308	$9.05

     Total stock based compensation expense recognized for the thirteen weeks ended April 29, 2006 was $214,218 (inclusive of $26,503 related to performance shares, as discussed below). The impact of stock based compensation on net income, after recognition of income tax benefits of $81,617, is a reduction of $132,601 for the thirteen weeks ended April 29, 2006. The total intrinsic value of the 121,110 options exercised during the thirteen weeks ended April 29, 2006, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,905,660. The Company will realize an income tax deduction equal to the intrinsic value of stock options exercised, resulting in an income tax benefit of $728,695. This income tax benefit has been reflected as a $614,392 increase in additional paid-in capital and a $114,303 reduction in deferred income tax asset. For the thirteen weeks ended April 29, 2006, the Company received $450,802 in cash payments from option holders upon exercise of options. No options were exercised during the thirteen weeks ended April 30, 2005.
     The following table summarizes information about vested stock options as of April 29, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$0.01	98,540	7.8	$0.01	$1,895,890
$7.75	53,960	7.8	7.75	620,540
$9.70 - $13.25	30,100	8.9	11.38	237,178
$20.06	—	—	—	—

Total ($0.01 - $20.06)	182,600	8.0	$4.17	$2,753,608

     The following table summarizes information about vested stock options and stock options expected to vest as of April 29, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$0.01	98,540	7.8	$0.01	$1,895,890
$7.75	221,280	7.8	7.75	2,544,720
$9.70 - $13.25	184,219	8.9	11.32	1,460,104
$20.06	62,995	9.9	20.06	—

Total ($0.01 - $20.06)	567,034	8.4	$8.93	$5,900,714

     As of April 29, 2006, the total unrecognized compensation cost related to non vested stock options is $2,392,993, and the weighted-average period over which this compensation is expected to be recognized is 1.6 years.
     Restricted and Performance Shares
     The Company has established the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan). Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan.

     During the thirteen weeks ended April 29, 2006, the Company issued performance shares to certain employees under the 2005 Plan. The performance shares will vest after 36 months in amounts depending upon the achievement of performance objectives for net sales in fiscal year 2008 and return on average assets for the three year period ending in fiscal year 2008. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 68,274 shares. The grant-date fair value of each performance share is $20.06. No restricted or performance shares were issued prior to the thirteen weeks ended April 29, 2006. As of April 29, 2006, no performance shares had vested and no performance shares had been forfeited. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of April 29, 2006, the Company estimated that 34,137 performance shares would vest at the end of the performance period. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the thirteen weeks ended April 29, 2006, the Company recognized stock based compensation expense related to performance shares of $26,503. As of April 29, 2006, the aggregate intrinsic value of performance shares expected to vest was $657,137.
5. Earnings Per Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and warrants.
     The following table sets forth the components of the computation of basic and diluted earnings per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Numerator:
Net Income	$1,851,138	$668,355

Numerator for earnings per share	$1,851,138	$668,355

Denominator for basic earnings per share — weighted average shares	5,344,239	6,332,110
Effect of dilutive securities
Stock options	253,833	261,767
Stock purchase warrants	843	216,862

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,598,915	6,810,739

     Stock warrants underlying 216,000 shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 30, 2005 because they were anti-dilutive.
6. Subsequent Event
     On June 1, 2006, the Company’s shareholders approved the Company’s 2003 Stock Option Plan, including an amendment to the plan that increased the number of shares authorized to be issued pursuant to qualified or nonqualified options to purchase shares of the Company’s common stock from 868,992 to 1,368,992.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1 — Business-Risk Factors” and those discussed elsewhere our annual report on Form 10-K and elsewhere in this report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of April 29, 2006, we operated 219 Bakers stores and 26 Wild Pair stores located in 38 states.
     During the first quarter of 2006, our net sales increased 10.8% compared to the first quarter of 2005, but our comparable store sales decreased 0.8%. Weak demand for sandals impacted our sales and also impacted our gross margins as we took promotional actions that caused our gross profit percentage to decrease to 32.7% of sales in the first quarter of 2006 compared to 34.3% in the first quarter of 2005. This, combined with a 23.9% increase in selling, general and administrative expenses, resulted in a decrease in net income to $0.7 million from $1.9 million in the first quarter of 2005. Our first quarter comparable store sales trend has continued into the second quarter.
     We opened 12 new stores, remodeled five stores in our new Bakers format, and closed two stores during the first quarter of 2006. At April 29, 2006 we operated 135, or 62%, of our Bakers stores in the new format. Our new format Bakers stores are currently operating at higher sales levels with annual net sales averaging approximately $1.0 million per store compared to approximately $0.7 million for our older format Bakers stores. We currently expect to open a total of 30 to 35 new stores and remodel approximately 20 stores during fiscal year 2006.
     We launched our Bakers catalog in March 2006 with a mailing to approximately 400,000 households. We believe that our catalog will build brand identity and customer loyalty and will generate not only catalog sales, but also drive increased sales at our Internet site and our stores. In May 2006, we mailed our second catalog to approximately 400,000 households and anticipate issuing two to three additional catalogs during the remainder of the year.
     We adopted SFAS No. 123R Share-Based Payment at the beginning of the first quarter of fiscal year 2006. As a result we recognized approximately $0.2 million in stock-based compensation expense for the quarter.
     In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. We used the proceeds to finance new store expansion and remodel existing stores into our new Bakers format.
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
Stock-based compensation expense
     On January 29, 2006, the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of restricted and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed.
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

Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	65.7	67.3

Gross profit	34.3	32.7
Selling expense	19.2	20.9
General and administrative expense	7.9	9.4
Loss on disposal of property and equipment	0.3	—

Operating income	6.9	2.4
Other income, net	0.1	—
Interest expense	(0.3)	(0.2)

Income before income taxes	6.7	2.2
Provision for income taxes	2.5	0.9

Net income	4.2%	1.3%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	April 29, 2006
Number of stores at beginning of period	218	235
Stores opened during period	7	12
Stores closed during period	(4)	(2)

Number of stores at end of period	221	245

Thirteen Weeks Ended April 29, 2006 Compared to Thirteen Weeks Ended April 30, 2005
     Net sales. Net sales increased to $49.8 million for the thirteen weeks ended April 29, 2006 (first quarter 2006) from $44.9 million for the thirteen weeks ended April 30, 2005 (first quarter 2005), an increase of $4.9 million or 10.8%. This increase resulted principally from the 10.9% increase in our store count to 245 at the end of the first quarter of 2006 from 221 at the end of the first quarter of 2005. Our comparable store sales for the first quarter of 2006, including our Internet store, decreased by 0.8% compared to a 7.8% increase in comparable store sales in the first quarter of 2005. Our average unit selling prices increased 15.1% and our unit sales decreased 4.6% compared to the first quarter of 2005. Net sales for the first quarter of 2006 reflect weak consumer demand for sandals and a lack of a strong fashion trend during the quarter. Sales at our internet store increased 174.0% to $1.9 million.
     Gross profit. Gross profit increased to $16.3 million in the first quarter of 2006 from $15.4 million in the first quarter of 2005, an increase of $0.9 million or 5.8%. As a percentage of sales, gross profit decreased to 32.7% in the first quarter of 2006 from 34.3% in the first quarter of 2005. We attribute the increase in gross profit to the following components: an increase of $1.7 million from new store sales, a decrease of $0.7 million from reduced gross margin percentage, and a decrease of $0.1 million from lower comparable store sales. Permanent markdown costs increased to $3.4 million in the first quarter of 2006 from $2.6 million in the first quarter of 2005. Gross profit decreased as a percentage of sales as a result of lower leverage in our buying and occupancy costs and as a result of promotional activity we have taken as a result of soft demand for sandals.
     Selling expense. Selling expense increased to $10.4 million in the first quarter of 2006 from $8.6 million in the first quarter of 2005, an increase of $1.8 million or 20.5%, and increased as a percentage of sales to 20.9% from 19.2%. This increase was primarily the result of $0.6 million in higher store salaries and commissions and $0.5 million in higher store depreciation expense.
     General and administrative expense. General and administrative expense increased to $4.7 million in the first quarter of 2006 from $3.6 million in the first quarter of 2005, an increase of $1.1 million or 32.1%, and increased as a percentage of sales to 9.4% from 7.9%. The increase was due primarily to a $0.6 million increase in administrative salaries and benefits and a $0.3 million increase in professional fees compared to the first quarter of 2005.

     Income tax expense. Income tax expense was $0.4 million for the first quarter of 2006 compared to $1.1 million for the first quarter of 2005. The decrease resulted from lower pre-tax income in the current period.
     Net income. We had net income of $0.7 million, 1.3% of net sales, in the first quarter of 2006 compared to net income of $1.9 million, 4.2% of net sales, in the first quarter of 2005.
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
     In addition to our normal seasonal fluctuation, some events shift between fiscal quarters in some years due to the nature of our fiscal year. Such shifts could influence our quarterly comparable results. Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores, or acquiring stores.
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt. During the first quarter of 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. Consequently, at April 30, 2005 we had no balance on our revolving credit facility and had $4.9 million of cash. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     The following table summarizes certain key liquidity measurements:

	April 30, 2005	January 28, 2006	April 29, 2006
Cash	$4,908,501	$3,924,970	$195,575
Inventories	20,416,274	25,997,859	28,198,946
Total current assets	30,410,232	35,366,487	33,643,024

Revolving credit facility	—	—	6,829,551
Total current liabilities	15,497,372	27,599,760	26,193,229
Net working capital	14,912,860	7,766,727	7,449,795

Property and equipment, net	24,771,443	38,701,362	41,827,073
Total assets	55,681,056	74,754,684	76,316,299

Total shareholders’ equity	34,619,400	40,390,584	42,847,341

Unused borrowing capacity*	15,137,998	19,220,644	14,227,440

*	as calculated under the terms of our revolving credit facility
     We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our current expansion plans.
Operating activities
     Cash used in operating activities was $7.2 million in the first quarter of 2006 compared to cash provided by operating activities of $0.4 million in the first quarter of 2005. The most significant uses of cash in operating activities in the first quarter of 2006, which also accounts for most of the change in cash from operating activities compared to the first quarter of 2005, primarily relates to a $8.2 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005 compared to a $0.8 million reduction in these liabilities during the first quarter of 2005. Accrued employee compensation decreased $2.5 million primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $1.2 million primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $4.5 million. As discussed below in “Financing Activities,” the reduction of accounts payable and accrued expenses in the first quarter of 2006 was financed through an increase in the balance on our revolving credit facility.
     Inventories at April 29, 2006 were $2.2 million higher than at January 28, 2006 and $7.8 million higher than at April 30, 2005, reflecting both a net increase in stores operated and a higher average inventory per store. Although we believe that at April 29, 2006, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
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
Investing activities
     Cash used in investing activities was $4.8 million in the first quarter of 2006 compared to $4.3 million for the first quarter of 2005. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We currently anticipate that our capital expenditures in fiscal year 2006, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $20.0 million. We currently plan to open approximately 30 to 35 new stores in fiscal year 2006. Capital expenditures for a new store typically range from $200,000 to over $400,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We currently plan to remodel approximately 20 stores in our new format in fiscal year 2006. Remodeling the average existing store into the new Bakers format typically costs approximately $300,000.
Financing activities
     Cash provided by financing activities was $8.3 million in the first quarter of 2006 compared to $7.4 million for the first quarter of 2005. The principal source of cash in the first quarter of 2006 was a $6.8 million draw on our revolving credit agreement. We also received $0.5 million from the exercise of stock warrants and $1.1 million in cash and tax benefits from the exercise of employee stock options. In the first quarter of 2005 we received $7.5 million in proceeds from our private placement transaction.
     We have a $25.0 million secured revolving credit facility with Bank of America, N.A. (successor to Fleet Retail Finance Inc.), which matures on August 31, 2008. Commencing on September 1, 2004, when our credit agreement was amended, amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 7.75% per annum as of April 29, 2006. If contingencies identified in the agreement occur, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate of LIBOR (as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based substantially on our inventory level but cannot be greater than $25.0 million. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, we must pay 0.25% per annum of the remaining unborrowed loan capacity under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
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
     As of April 29, 2006, we had an outstanding balance of $6.8 million and approximately $14.2 million of unused borrowing capacity, based on our borrowing base calculations. As of June 5, 2006, we had an outstanding balance of $6.9 million and approximately $12.7 million of unused borrowing capacity, based on our borrowing base calculations. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
     Our credit facility includes financial and other covenants relating to, among other things, compliance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, and restricting dividends and the repurchase of our stock. In the event that we were to violate any of these covenants, or violate the provisions of any of our other lending arrangements or of more than 10% of our leases, the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of April 29, 2006.
     On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments, to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to open new stores and remodel existing stores. Through April 29, 2006, warrants underlying 112,500 shares of common stock had been exercised, including 62,500 shares exercised during fiscal year 2005, generating net proceeds to us of $1,145,250 including $636,250 received in fiscal year 2005.
     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of April 29, 2006, the maximum amount of liquidated damages that we could be required to pay was $2,012,500, which represents 23 potential monthly payments of $87,500.
     We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital. However, we are aware that EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” was discussed in the June 2005 EITF meeting without a consensus being reached. Further deliberation of this issue by the EITF has been postponed until after the Financial Accounting Standards Board addresses whether a separate registration rights agreement, which is discussed in this issue, is a derivative. We understand that it is possible that the EITF ultimately may reach a consensus which may require that the fair value of the warrants be classified as a liability and may also reach a consensus that the fair value of the warrants be remeasured at each balance sheet date. This consensus could impact our financial position and results of operations. In such an event, we would follow transition guidance provided by the EITF on this issue.
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
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through April 29, 2006, warrants underlying 94,500 shares of common stock, including warrants underlying 40,500 shares during fiscal year 2005, had been tendered in cashless exercise transactions under which we issued 35,762 shares of common stock, including 14,396 shares during fiscal year 2005.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At April 29, 2006, January 28, 2006, and April 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of April 29, 2006:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations (1)	684,555	441,666	242,889	—	—
Operating lease obligations (2)	183,822,693	23,370,842	45,252,482	41,879,263	73,320,106
Purchase obligations (3)	28,675,267	28,666,903	8,364	—	—

Total	$213,182,515	$52,479,411	$45,503,735	$41,879,263	$73,320,106

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     None.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2006.
BAKERS FOOTWEAR GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended April 29, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 1, 2006.
(b) At the annual meeting of shareholders of the Company held on June 1, 2006, action was taken with respect to the election of all six directors of the Company: 4,563,160 shares were voted for Peter A. Edison, while authority was withheld with respect to 197,858 shares; 4,645,080 shares were voted for Michele A. Bergerac, while authority was withheld with respect to 115,938 shares; 4,638,984 shares were voted for Andrew N. Baur, while authority was withheld with respect to 122,034 shares; 4,638,984 shares were voted for Timothy F. Finley, while authority was withheld with respect to 122,034 shares; 4,645,080 shares were voted for Harry E. Rich, while authority was withheld with respect to 115,938 shares; and 4,633,184 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 127,834 shares.
(c) Shareholders approved the Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended to authorize options relating to an additional 500,000 shares of common stock: 3,763,546 shares were voted in favor, 356,614 shares were voted against, 500 shares abstained, and there were 640,358 broker non-votes. Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 4,760,648 shares were voted in favor, 370 shares were voted against, no shares abstained and there were no broker non-votes.
ITEM 6. EXHIBITS
     See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: June 12, 2006

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board and Chief Executive Officer Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to the Company’s 2006 Proxy Statement dated April 24, 2006, Appendix C).

10.2	Summary of March 16, 2006 stock option grants and performance share awards for executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.3	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.4	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.5	Letter to Peter Edison outlining 2006 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.6	Letter to Michele Bergerac outlining 2006 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.7	Letter to Stan Tusman outlining 2006 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.8	Letter to Mark Ianni outlining 2006 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.9	Letter to Joe Vander Pluym outlining 2006 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.10	Letter to Larry Spanley outlining 2006 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.11	Summary of Compensation of Non-management Directors as of March 16, 2006 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.12	Summary of 2006 base salaries for executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2006 (File No. 000-50563).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)