Form 10-Q
period 2006-07-29
BAKERS FOOTWEAR GROUP INC
filed 2006-09-12
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2006

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
Common Stock, par value $0.0001 per share, 6,492,955 shares issued and outstanding as of September 5, 2006.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	July 30,	January 28,	July 29,
	2005	2006	2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,397,231	$3,924,970	$191,747
Accounts receivable	1,095,184	1,099,436	1,067,429
Other receivables	948,411	1,271,544	1,070,911
Inventories	21,530,715	25,997,859	26,268,341
Prepaid expenses and other current assets	1,081,060	1,251,581	927,486
Prepaid income taxes	1,486,303	––	530,190
Deferred income taxes	1,267,363	1,821,097	1,676,852

Total current assets	29,806,267	35,366,487	31,732,956

Property and equipment, net	29,861,793	38,701,362	45,772,551
Deferred income taxes	––	––	251,801
Other assets	527,911	686,835	1,134,858

Total assets	$60,195,971	$74,754,684	$78,892,166

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,913,339	$12,059,734	$9,107,153
Accrued expenses	7,857,522	11,922,950	10,262,268
Sales tax payable	706,927	634,497	251,936
Accrued income taxes	138,524	1,297,964	––
Deferred income	1,000,178	1,297,872	1,093,467
Revolving credit facility	––	––	7,960,653
Current maturities of capital lease obligations	490,962	386,743	283,838

Total current liabilities	18,107,452	27,599,760	28,959,315

Obligations under capital leases, less current maturities	411,570	247,671	127,732
Accrued rent liabilities	5,190,562	6,327,625	7,755,678
Deferred income taxes	423,726	189,044	––

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	––	––	––
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,193,273 shares outstanding at July 30, 2005, 6,300,479 shares outstanding at January 28, 2006, and 6,492,955 shares outstanding at July 29, 2006	619	630	649
Additional paid-in capital	33,402,687	34,252,066	36,269,047
Retained earnings	2,659,355	6,137,888	5,779,745

Total shareholders’ equity	36,062,661	40,390,584	42,049,441

Total liabilities and shareholders’ equity	$60,195,971	$74,754,684	$78,892,166

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006
Net sales	$45,255,560	$47,184,870	$90,198,740	$96,989,783
Cost of merchandise sold, occupancy, and buying expenses	30,272,239	33,673,554	59,808,800	67,181,316

Gross profit	14,983,321	13,511,316	30,389,940	29,808,467

Operating expenses:
Selling	9,126,781	10,675,399	17,753,758	21,073,767
General and administrative	3,791,679	4,197,764	7,348,910	8,896,804
Loss on disposal of property and equipment	58,758	113,491	198,631	128,103

Operating income (loss)	2,006,103	(1,475,338)	5,088,641	(290,207)

Other income (expense):
Interest expense	(86,501)	(183,954)	(212,891)	(296,892)
Other, net	65,927	10,944	102,394	33,781

Income (loss) before income taxes	1,985,529	(1,648,348)	4,978,144	(553,318)

Provision for (benefit from) income taxes	761,910	(621,850)	1,903,387	(195,175)

Net income (loss)	$1,223,619	$(1,026,498)	$3,074,757	$(358,143)

Basic earnings (loss) per share	$0.20	$(0.16)	$0.54	$(0.06)

Diluted earnings (loss) per share	$0.19	$(0.16)	$0.51	$(0.06)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total
Balance at January 28, 2006	6,300,479	$630	$34,252,066	$6,137,888	$40,390,584
Stock-based compensation expense	—	—	442,816	—	442,816
Shares issued in connection with exercise of stock warrants	71,366	7	508,983	—	508,990
Shares issued in connection with exercise of stock options	121,110	12	450,790	—	450,802
Excess income tax benefit from exercise of stock options	—	—	614,392	—	614,392
Net loss	—	—	—	(358,143)	(358,143)

Balance at July 29, 2006	6,492,955	$649	$36,269,047	$5,799,745	$42,049,441

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 30, 2005	July 29, 2006
Operating activities
Net income (loss)	$3,074,757	$(358,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,331,925	3,519,864
Deferred income taxes	1,226,916	(296,600)
Stock-based compensation expense	––	442,816
Excess income tax benefit from exercise of stock options	222,553	––
Loss on disposal of property and equipment	198,631	128,103
Changes in operating assets and liabilities:
Accounts receivable	(700,986)	232,640
Inventories	(3,728,360)	(270,482)
Prepaid expenses and other current assets	99,696	324,095
Prepaid income taxes	(1,486,303)	(530,190)
Other assets	(150,444)	(448,023)
Accounts payable	(590,321)	(2,952,581)
Accrued expenses and deferred income	2,332,114	(2,247,648)
Accrued income taxes	138,524	(1,297,964)
Accrued rent liabilities	1,489,114	1,428,053

Net cash provided by (used in) operating activities	4,457,816	(2,326,060)

Investing activities
Purchase of property and equipment	(10,674,117)	(10,733,819)
Proceeds from sale of property and equipment	9,677	14,663

Net cash used in investing activities	(10,664,440)	(10,719,156)

Financing activities
Net advances under revolving credit facility	––	7,960,653
Proceeds from sales of common stock and warrants	7,540,225	––
Proceeds from exercise of stock warrants	––	508,990
Proceeds from exercise of stock options	16,388	450,802
Excess income tax benefit from exercise of stock options	––	614,392
Principal payments under capital lease obligations	(384,517)	(222,844)

Net cash provided by financing activities	7,172,096	9,311,993

Net increase (decrease) in cash and cash equivalents	965,472	(3,733,223)
Cash and cash equivalents at beginning of period	1,431,759	3,924,970

Cash and cash equivalents at end of period	$2,397,231	$191,747

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,784,501	$1,481,896

Cash paid for interest	$207,283	$251,008

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
2. Issuance of Common Stock and Warrants
     Effective April 8, 2005, the Company sold to certain investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were approximately $7,500,000. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. Through July 29, 2006, warrants relating to 112,500 shares were exercised, including 50,000 shares exercised during fiscal year 2006, resulting in the receipt by the Company of $1,145,250, including approximately $509,000 received in fiscal year 2006.
     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of July 29, 2006, the maximum amount of liquidated damages that the Company could be required to pay was $1,750,000, which represents 20 potential monthly payments of $87,500. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
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
     In connection with our 2004 initial public offering, the Company sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through July 29, 2006, warrants underlying 94,500 shares of common stock, including warrants underlying 54,000 shares during fiscal year 2006, had been tendered in cashless exercise transactions under which the Company issued 35,762 shares of common stock, including 21,366 shares issued during fiscal year 2006.

3. Income Taxes
     Significant components of the provision for income tax expense (benefit) for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 29, 2006 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006
Current:
Federal	$409,872	$(376,659)	$569,661	$86,530
State and local	76,850	(71,154)	106,810	14,895

Total current	486,722	(447,813)	676,471	101,425

Deferred:
Federal	231,738	(147,262)	1,033,192	(250,969)
State and local	43,450	(26,775)	193,724	(45,631)

Total deferred	275,188	(174,037)	1,226,916	(296,600)

Total income tax expense (benefit)	$761,910	$(621,850)	$1,903,387	$(195,175)

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 29, 2006 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006
Federal income tax at statutory rate	$694,935	$(576,922)	$1,742,350	$(193,661)
Impact of graduated Federal rates	(19,855)	14,912	(49,773)	5,117
State and local taxes, net of federal income taxes	79,421	(65,934)	199,126	(22,133)
Permanent differences	7,409	6,094	11,684	15,502

Total income tax expense (benefit)	$761,910	$(621,850)	$1,903,387	$(195,175)

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	July 30, 2005	January 28, 2006	July 29, 2006
Deferred tax assets:
Vacation accrual	$396,130	$387,344	$410,744
Inventory	1,068,261	1,593,904	1,495,419
Stock-based compensation	284,407	267,835	326,299
Accrued rent	1,833,309	2,380,024	2,878,465

Total deferred tax assets	3,582,107	4,629,107	5,110,857

Deferred tax liabilities:
Prepaid expenses	197,027	160,152	229,311
Property and equipment	2,541,443	2,836,902	2,952,893

Total deferred tax liabilities	2,738,470	2,997,054	3,182,204

Net deferred tax assets	$843,637	$1,632,053	$1,928,653

4. Stock-Based Compensation
     Adoption of SFAS 123R
     On January 29, 2006, the beginning of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the Company’s previously disclosed pro forma stock-based compensation expense determined using SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). Prior to January 29, 2006, the Company followed APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.
     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS 123, for periods prior to the adoption of SFAS 123R, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Thirteen	Twenty-six
	Weeks	Weeks
	Ended	Ended
	July 30, 2005	July 30, 2005
Net income as reported	$1,223,619	$3,074,757
Add: Stock based compensation expense included in net income as reported	––	––
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(151,576)	(255,119)

Pro forma net income	$1,072,043	$2,819,638

Basic earnings per share:
As reported	$0.20	$0.54
Pro forma	$0.17	$0.49
Diluted earnings per share:
As reported	$0.19	$0.51
Pro forma	$0.17	$0.47
     Stock Options
     The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, no option can be for a term of more than 10 years from the date of grant. In general, options vest ratably over three to five years on each annual anniversary date of the option grant. The Company has issued new shares of stock upon exercise of stock options through July 29, 2006 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended July 29, 2006 and July 30, 2005, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 30, 2005	July 29, 2006
Options granted	198,700	79,228
Weighted-average fair value of options granted	$6.88	$10.68
Assumptions
Dividends	0%	0%
Risk-free interest rate	3.5%	4.75% - 5.0%
Expected volatility	64%	50% - 55%
Expected option life	6 years	5 - 6 years

     Stock option activity during the twenty-six weeks ended July 29, 2006 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Balance at January 28, 2006	207,710	$1.62	438,680	$9.41	646,390	$6.91
Granted	—	—	79,228	19.54	79,228	19.54
Vested	98,160	9.20	(98,160)	9.20	—	—
Exercised	(121,110)	3.78	—	—	(121,110)	3.78
Forfeited	(400)	7.75	(12,000)	14.30	(12,400)	14.09

Balance at July 29, 2006	184,360	$4.22	407,748	$11.29	592,108	$9.09

     Total stock based compensation expense recognized for the thirteen and twenty-six weeks ended July 29, 2006 was $228,598 and $442,816, respectively (inclusive of $54,210 and $80,713, respectively, related to performance shares, as discussed below). The impact of stock based compensation on net income, after recognition of income tax benefits of $87,096 and $168,713, respectively, is a reduction of $141,502 and $274,103, or $0.02 per share and $0.04 per share, respectively, for the thirteen and twenty-six weeks ended July 29, 2006. The total intrinsic value of the 121,110 options exercised during the twenty-six weeks ended July 29, 2006, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,905,660. The Company will realize an income tax deduction equal to the intrinsic value of stock options exercised, resulting in an income tax benefit of $728,695. This income tax benefit has been reflected as a $614,392 increase in additional paid-in capital and a $114,303 reduction in deferred income tax asset. For the twenty-six weeks ended July 29, 2006, the Company received $450,802 in cash payments from option holders upon exercise of options.
     The following table summarizes information about vested stock options as of July 29, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$0.01	98,540	7.5	$0.01	$1,126,312
$7.75	54,280	7.5	7.75	200,293
$9.70—$13.80	31,540	8.6	11.30	4,466
$20.06	—	—	—	—

Total ($0.01 — $20.06)	184,360	7.7	$4.22	$1,331,071

     The following table summarizes information about vested stock options and stock options expected to vest as of July 29, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$0.01	98,540	7.5	$0.01	$1,126,312
$7.75	221,280	7.5	7.75	816,523
$9.70 — $13.80	190,816	8.7	11.38	24,792
$20.06	64,425	9.6	20.06	—

Total ($0.01 — $20.06)	575,061	8.2	$9.01	$1,967,627

     As of July 29, 2006, the total unrecognized compensation cost related to non vested stock-based compensation is $2,098,966, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.
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

     During the twenty-six weeks ended July 29, 2006, the Company issued performance shares to certain employees under the 2005 Plan. The performance shares will vest after 36 months in amounts depending upon the achievement of performance objectives for net sales in fiscal year 2008 and return on average assets for the three year period ending in fiscal year 2008. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 68,274 shares. The grant-date fair value of each performance share is $20.06. No restricted or performance shares were issued prior to the twenty-six weeks ended July 29, 2006. As of July 29, 2006, no performance shares had vested and no performance shares had been forfeited. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of July 29, 2006, the Company estimated that 34,137 performance shares would vest at the end of the performance period. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the twenty-six weeks ended July 29, 2006, the Company recognized stock based compensation expense related to performance shares of $80,713. As of July 29, 2006, the aggregate intrinsic value of performance shares expected to vest was $390,527.
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006
Numerator:
Numerator for basic earnings per share — Net income (loss)	$1,223,619	$(1,026,498)	$3,074,757	$(358,143)

Numerator for diluted earnings per share	$1,223,619	$(1,026,498)	$3,074,757	$(358,143)

Denominator for basic earnings per share — weighted average shares	6,145,613	6,492,955	5,744,926	6,412,533
Effect of dilutive securities
Stock options	224,257	—	238,994	—
Stock purchase warrants	14,459	—	5,622	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,384,329	6,492,955	5,989,542	6,412,533

     For the thirteen weeks ended July 29, 2006, 72,263 shares underlying stock purchase warrants and 123,806 shares underlying stock options were excluded from the computation of diluted earnings per share because they were antidilutive. For the twenty-six weeks ended July 29, 2006, 150,161 shares underlying stock purchase warrants and 181,051 shares underlying stock options were excluded from the computation of diluted earnings per share because they were antidilutive. For the thirteen and twenty-six weeks ended July 30, 2005, 216,000 shares underlying stock purchase warrants issued in connection with the IPO were excluded from the computation of diluted earnings per share because the exercise price of the warrants exceeded the company’s average stock price for those periods.
6. Revolving Credit Agreement
     The Company has a revolving credit agreement with a commercial bank. Effective August 31, 2006, this agreement was amended to increase the maximum line of credit from $25,000,000 to $40,000,000 subject to the calculated borrowing base as defined in the agreement, and to extend the maturity of the agreement from August 31, 2008 to August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at the bank’s base rate (8.25% per annum at July 29, 2006). An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $16,790,000, $19,200,000, and $10,605,000 of unused borrowing availability under the revolving credit agreement based upon the Company’s borrowing base calculation as of July 30, 2005, January 28, 2006 and July 29, 2006, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain borrowing availability greater than $1,500,000. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business – Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and elsewhere in this report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of July 29, 2006, we operated 221 Bakers stores and 26 Wild Pair stores located in 38 states.
     During the first half of 2006, our net sales increased 7.5% compared to the first half of 2005, but our comparable store sales decreased 3.6%. Weak demand for sandals impacted our sales and also impacted our gross margins as we took markdowns that caused our gross profit percentage to decrease to 30.7% of sales in the first half of 2006 compared to 33.7% in the first half of 2005. This, combined with a 19.4% increase in selling, general and administrative expenses, resulted in a net loss of $0.4 million compared to net income of $3.1 million in the first half of 2005. Sales at the beginning of the second half of 2006 were weak as we continued to clear our spring line, including sandals, but then improved as we began to introduce our fall merchandise. Our fall comparable store sales will be against very strong prior year results which were up 21.0% in the third quarter of 2005 and 24.5% in the fourth quarter of 2005.
     We opened 16 new stores, remodeled nine stores in our new Bakers format, and closed four stores during the first half of 2006. At July 29, 2006 we operated 143, or 65%, of our Bakers stores in the new format. Our new format Bakers stores are currently operating at higher sales levels with annual net sales averaging approximately $1.0 million per store compared to approximately $0.7 million for our older format Bakers stores. We currently expect to open a total of approximately 33 or 34 new stores and remodel approximately 15 stores during fiscal year 2006.
     We launched our Bakers catalog in March 2006 with a mailing to approximately 400,000 households. We believe that our catalog will build brand identity and customer loyalty and will generate not only catalog sales, but also drive increased sales at our Internet site and our stores. In May 2006, we mailed our second catalog to approximately 400,000 households. We mailed our third catalog in August to approximately 500,000 households and anticipate issuing one more catalog during the remainder of fiscal year 2006.
     We adopted SFAS No. 123R Share-Based Payment at the beginning of fiscal year 2006. As a result we recognized approximately $0.4 million in stock-based compensation expense in the first half of 2006. Prior to fiscal year 2006, we followed APB Opinion No. 25 Accounting for Stock Issued to Employees and recognized no stock-based compensation expense in the first half of fiscal year 2005.
     In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase 375,000 shares of common stock, generating net proceeds of approximately $7.5 million. We used the proceeds to finance new store expansion and remodel existing stores into our new Bakers format.
     For comparison purposes, we classify our stores as comparable or non-comparable. We include our Internet and catalog sales as one store in calculating our comparable store sales. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling.
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
Stock-based compensation expense
     On January 29, 2006, the beginning of fiscal year 2006, we adopted SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of restricted and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed.
     Prior to January 29, 2006, we followed APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. Adoption of the expensing requirements of SFAS 123R will reduce the Company’s reported earnings in future periods. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to our previously disclosed pro forma stock-based compensation expense determined using SFAS 123.
     During the first half of 2006 we made our initial grants of performance shares under our 2005 Incentive Compensation Plan. Previously, all share based compensation was in the form of stock options. Based upon the degree of achievement of performance objectives for net sales and return on average assets through fiscal year 2008, we will issue a total of between zero and 68,274 shares of common stock under these performance share grants. We also granted 79,228 stock options during the first half of 2006. We granted 198,700 stock options during the first half of 2005.
     As of July 29, 2006, the total unrecognized compensation cost related to non vested stock-based compensation is $2,098,966, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

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
     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	66.9	71.4	66.3	69.3

Gross profit	33.1	28.6	33.7	30.7
Selling expense	20.2	22.6	19.7	21.7
General and administrative expense	8.4	8.9	8.2	9.2
Loss on disposal of property and equipment	0.1	0.2	0.2	0.1

Operating income (loss)	4.4	(3.1)	5.6	(0.3)
Other income (expense)	0.1	—	0.1	—
Interest expense	(0.1)	(0.4)	(0.2)	(0.3)

Income (loss) before income taxes	4.4	(3.5)	5.5	(0.6)
Income tax expense (benefit)	1.7	(1.3)	2.1	(0.2)

Net income (loss)	2.7%	(2.2)%	3.4%	(0.4)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
Number of stores at beginning of period	221	245	218	235
Stores opened during period	6	4	13	16
Stores closed during period	(2)	(2)	(6)	(4)

Number of stores at end of period	225	247	225	247

Thirteen Weeks Ended July 29, 2006 Compared to Thirteen Weeks Ended July 30, 2005
     Net sales. Net sales increased to $47.2 million for the thirteen weeks ended July 29, 2006 (second quarter 2006) from $45.3 million for the thirteen weeks ended July 30, 2005 (second quarter 2005), an increase of $1.9 million or 4.3%. This increase resulted principally from the 9.7% increase in our store count to 247 at the end of the second quarter of 2006 from 225 at the end of the second quarter of 2005. Net sales for the second quarter of 2006 reflect weak consumer demand for sandals and a lack of a strong fashion trend during the quarter. Our comparable store sales for the second quarter of 2006, including our Internet store, decreased by 6.4% compared to a 12.7% increase in comparable store sales in the second quarter of 2005. Average unit selling prices increased 5.0% while unit sales decreased 1.1% compared to the second quarter of 2005. Our Internet and catalog sales increased 135.5% to $1.6 million.
     Gross profit. Gross profit decreased to $13.5 million in the second quarter of 2006 from $15.0 million in the second quarter of 2005, a decrease of $1.5 million or 9.8%. As a percentage of sales, gross profit decreased to 28.6% in the second quarter of 2006 from 33.1% in the second quarter of 2005 as a result of lower leverage in our buying and occupancy costs and as a result of promotional activity we have taken as a result of soft demand for sandals. The decrease in gross profit is attributable to a decrease of $2.0 million from reduced gross margin percentage, a decrease of $0.8 million from lower comparable store sales, partially offset by an increase of

$1.3 million from new store sales. Permanent markdown costs increased to $4.2 million in the second quarter of 2006 from $3.7 million in the second quarter of 2005.
     Selling expense. Selling expense increased to $10.7 million in the second quarter of 2006 from $9.1 million in the second quarter of 2005, an increase of $1.6 million or 17.0%, and increased as a percentage of sales to 22.6% from 20.2%. This increase was primarily the result of $0.5 million in higher store salaries and commissions, $0.5 million in higher store depreciation expense, and $0.2 million of catalog production and mailing costs.
     General and administrative expense. General and administrative expense increased to $4.2 million in the second quarter of 2006 from $3.8 million in the second quarter of 2005, an increase of $0.4 million or 10.7%, and increased as a percentage of sales to 8.9% from 8.4%. The increase was due primarily to a $0.2 million increase in administrative salaries and benefits compared to the second quarter of 2005.
     Interest expense. Interest expense increased to $0.2 million in the second quarter of 2006 from $0.1 million in the second quarter of 2005, an increase of $0.1 million. The increase in interest expense reflects an increase in the average balance outstanding on our revolving credit facility and an increase in the prime interest rate compared to the prior year.
     Income tax expense (benefit). We recognized an income tax benefit of $622,000 for the second quarter of 2006 compared to income tax expense of $762,000 in the second quarter of 2005.
     Net income (loss). We had a net loss of $1.0 million in the second quarter of 2006 compared to net income of $1.2 million in the second quarter of 2005.
Twenty-six Weeks Ended July 29, 2006 Compared to Twenty-six Weeks Ended July 30, 2005
     Net sales. Net sales increased to $97.0 million for the twenty-six weeks ended July 29, 2006 (first half 2006) from $90.2 million for the twenty-six weeks ended July 30, 2005 (first half 2005), an increase of $6.8 million or 7.5%. This increase resulted principally from the 9.7% increase in our store count to 247 at the end of the first half of 2006 from 225 at the end of the first half of 2005. Net sales for the first half of 2006 reflect weak consumer demand for sandals and a lack of a strong fashion trend during the period. Our comparable store sales for the first half of 2006, including our Internet store, decreased by 3.6% compared to a 10.1% increase in comparable store sales in the first half of 2005. Average unit selling prices increased 9.9% while unit sales decreased 2.8% compared to the first half of 2005. Our Internet and catalog sales increased 154.9% to $3.5 million for the first half of 2006.
     Gross profit. Gross profit decreased to $29.8 million in the first half of 2006 from $30.4 million in the first half of 2005, a decrease of $0.6 million or 1.9%. As a percentage of sales, gross profit decreased to 30.7% in the first half of 2006 from 33.7% in the first half of 2005 as a result of lower leverage in our buying and occupancy costs and as a result of promotional activity we have taken as a result of soft demand for sandals. We attribute the decrease in gross profit to the following components: a decrease of $2.7 million from reduced gross margin percentage, a decrease of $0.9 million from lower comparable store sales, partially offset by an increase of $3.0 million from new store sales. Permanent markdown costs increased to $7.5 million in the first half of 2006 from $6.3 million in the first half of 2005.
     Selling expense. Selling expense increased to $21.1 million in the first half of 2006 from $17.8 million in the first half of 2005, an increase of $3.3 million or 18.7%, and increased as a percentage of sales to 21.7% from 19.7%. This increase was primarily the result of the increased number of stores we operated and includes and $1.1 million in higher store salaries and commissions, $1.1 million in higher store depreciation expense, and $0.4 million of catalog production and mailing costs.
     General and administrative expense. General and administrative expense increased to $8.9 million in the first half of 2006 from $7.3 million in the first half of 2005, an increase of $1.6 million or 21.1% and increased as a percentage of sales to 9.2% from 8.2%. The increase was due primarily to a $0.8 million increase in administrative salaries and benefits and a $0.3 million increase in professional fees compared to the first half of 2005.
     Interest expense. Interest expense increased to $0.3 million in the first half of 2006 from $0.2 million in the first half of 2005, an increase of $0.1 million. The increase in interest expense reflects an increase in the average balance outstanding on our revolving credit facility and an increase in the prime interest rate compared to the prior year.

     Income tax expense (benefit). We recognized an income tax benefit of $0.2 million for the first half of 2006 compared to income tax expense of $1.9 million in the first half of 2005.
     Net income (loss). We had a net loss of $0.3 million in the first half of 2006 compared to net income of $3.1 million in the first half of 2005.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt. During the first quarter of 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. Consequently, at July 30, 2005 we had no outstanding balance on our revolving credit facility and had $2.4 million of cash. In contrast, we have relied on draws from our revolving credit facility during the first half of 2006. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	July 30, 2005	January 28, 2006	July 29, 2006
Cash	$2,397,231	$3,924,970	$191,747
Inventories	21,530,715	25,997,859	26,268,341
Total current assets	29,806,267	35,366,487	31,732,956
Revolving Credit Facility	—	—	7,960,653
Total current liabilities	18,107,452	27,599,760	28,959,315
Net working capital	11,698,815	7,766,727	2,773,641
Property and equipment, net	29,861,793	38,701,362	45,772,551
Total assets	60,195,971	74,754,684	78,892,166
Total shareholders’ equity	36,062,661	40,390,584	42,049,441
Unused borrowing capacity*	16,790,280	19,220,644	10,605,184

*	as calculated under the terms of our revolving credit facility
     We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our current expansion plans for the remainder of 2006 and the first half of 2007.
Operating activities
     Cash used in operating activities was $2.3 million in the first half of 2006 compared to cash provided by operating activities of $4.5 million in the first half of 2005. The most significant use of cash in operating activities in the first half of 2006, which also accounts for most of the change in cash from operating activities compared to the first half of 2005, primarily relates to a $6.5 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005 compared to a $1.9 million increase in these liabilities during the first half of 2005. Accrued employee compensation decreased $2.2 million primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $1.3 million primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $3.0 million. As discussed below in “Financing Activities,” the reduction of accounts payable and accrued expenses in the first half of 2006 was financed through increased borrowings on our revolving credit facility.
     Inventories at July 29, 2006 were $0.3 million higher than at January 28, 2006 and $4.7 million higher than at July 30, 2005, reflecting both a net increase in stores operated and a higher average inventory per store. Although we believe that at July 29, 2006, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
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
Investing activities
     Cash used in investing activities was $10.7 million in both the first half of 2006 and the first half of 2005. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements. A substantial portion of the capital expenditures relates to new and remodeled stores scheduled to open during the third and fourth quarters of each year.
     We currently anticipate that our capital expenditures in fiscal year 2006, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $20.0 million. We currently plan to open approximately 33 or 34 new stores in fiscal year 2006. Capital expenditures for a new store typically range from $200,000 to over $400,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We currently plan to remodel approximately 15 stores in our new formats in fiscal year 2006. Remodeling the average existing store into the new Bakers format typically costs approximately $300,000. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. Thus, while our expansion plans for the second half of 2006 and the first half of 2007 are relatively firm, we retain considerable latitude regarding our plans for the second half of 2007 and will make commitments commensurate with evolving business and economic conditions over the next twelve months.
Financing activities
     Cash provided by financing activities was $9.3 million in the first half of 2006 compared to $7.2 million for the first half of 2005. The principal source of cash in the first half of 2006 was the $8.0 million draw on our revolving credit agreement. We also received $0.5 million from the exercise of stock warrants and $1.1 million in cash and excess tax benefits from the exercise of employee stock options. In the first half of 2005 we received $7.5 million in proceeds from our private placement transaction.
     Effective August 31, 2006, we amended our secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.) to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 8.25% per annum as of July 29, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on the LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

     As of July 29, 2006, we had an outstanding balance of $8.0 million and approximately $10.6 million of unused borrowing capacity, based on our borrowing base calculations. As of September 5, 2006, we had an outstanding balance of $12.3 million and approximately $9.7 million of unused borrowing capacity, based on our borrowing base calculations. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that more than 10% of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of July 29, 2006.
     On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments, to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. The net proceeds after placement fees and expenses were approximately $7,500,000. We used the proceeds to open new stores and remodel existing stores. Through July 29, 2006, warrants underlying 112,500 shares of common stock had been exercised, including 50,000 shares exercised during fiscal year 2006, generating net proceeds to us of $1,145,250 including approximately $509,000 received in fiscal year 2006.
     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of July 29, 2006, the maximum amount of liquidated damages that we could be required to pay was $1,750,000, which represents 20 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     We estimated the grant date fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. We have considered the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and have determined that because the warrants were issued in connection with the sale of common stock and we have no obligation to settle the warrants by any means other than through the issuance of shares of our common stock it is appropriate to include the fair value of the warrants issued as a component of additional paid-in capital.

     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through July 29, 2006, warrants underlying 94,500 shares of common stock, including warrants underlying 40,500 shares during fiscal year 2005, had been tendered in cashless exercise transactions under which we issued 35,762 shares of common stock, including 21,366 shares during fiscal year 2006.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At July 29, 2006, January 28, 2006, and July 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of July 29, 2006:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Capital lease obligations (1)	$557,082	$373,438	$183,644	$—	$—
Operating lease obligations (2)	191,601,180	23,733,331	46,982,014	43,582,189	77,303,647
Purchase obligations (3)	28,648,489	28,640,126	8,364	—	—

Total	$220,806,751	$52,746,894	$47,174,021	$43,582,189	$77,303,647

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
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

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2006.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the twenty-six weeks ended July 29, 2006.
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
Date: September 12, 2006

BAKERS FOOTWEAR GROUP, INC.
(Registrant)

By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board of Directors and Chief Executive Officer
(On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.

Lawrence L. Spanley, Jr.
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary
(As principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to the Company’s 2006 Proxy Statement dated April 24, 2006, Appendix C).

10.2	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.3	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.4	Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.5	Employment Agreement dated September 5, 2006 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)