Form 10-Q
period 2006-10-28
BAKERS FOOTWEAR GROUP INC
filed 2006-12-12
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2006

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
Common Stock, par value $0.0001 per share, 6,493,035 shares issued and outstanding as of December 8, 2006.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 29, 2005	January 28, 2006	October 28, 2006
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$128,314	$3,924,970	$180,341
Accounts receivable	1,489,024	1,099,436	1,622,942
Other receivables	1,257,975	1,271,544	1,523,585
Inventories	24,950,807	25,997,859	27,499,098
Prepaid expenses and other current assets	931,444	1,251,581	768,816
Prepaid income taxes	1,822,703	—	2,106,998
Deferred income taxes	1,537,312	1,821,097	1,900,252

Total current assets	32,117,579	35,366,487	35,602,032

Property and equipment, net	34,596,070	38,701,362	50,192,784
Deferred income taxes	—	—	404,918
Other assets	553,016	686,835	919,255

Total assets	$67,266,665	$74,754,684	$87,118,989

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,107,873	$12,059,734	$7,125,245
Accrued expenses	8,124,983	11,922,950	9,262,779
Sales tax payable	726,651	634,497	658,173
Accrued income taxes	—	1,297,964	—
Deferred income	1,168,467	1,297,872	1,197,382
Revolving credit facility	5,077,992	—	19,806,713
Current maturities of capital lease obligations	439,524	386,743	232,854

Total current liabilities	25,645,490	27,599,760	38,283,146

Obligations under capital leases, less current maturities	327,003	247,671	94,149
Accrued rent liabilities	5,974,116	6,327,625	9,042,805
Deferred income taxes	208,400	189,044	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 6,206,933 shares outstanding at October 29, 2005, 6,300,479 shares outstanding at January 28, 2006, and 6,493,035 shares outstanding at October 28, 2006	621	630	649
Additional paid-in capital	33,501,662	34,252,066	36,520,249
Retained earnings	1,609,373	6,137,888	3,177,991

Total shareholders’ equity	35,111,656	40,390,584	39,698,889

Total liabilities and shareholders’ equity	$67,266,665	$74,754,684	$87,118,989

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29,	October 28,	October 29,	October 28,
	2005	2006	2005	2006
Net sales	$43,242,897	$46,552,522	$133,441,637	$143,542,305
Cost of merchandise sold, occupancy, and buying expenses	31,402,544	34,429,758	91,211,344	101,611,074

Gross profit	11,840,353	12,122,764	42,230,293	41,931,231

Operating expenses:
Selling	9,352,861	10,979,829	27,106,619	32,053,596
General and administrative	3,968,239	4,987,209	11,317,149	13,884,013
Loss on disposal or impairment of property and equipment	231,615	115,402	430,246	243,505

Operating income (loss)	(1,712,362)	(3,959,676)	3,376,279	(4,249,883)

Other income (expense):
Interest expense	(95,775)	(319,893)	(308,666)	(616,785)
Other, net	20,211	67,560	122,605	101,341

Income (loss) before income taxes	(1,787,926)	(4,212,009)	3,190,218	(4,765,327)

Provision for (benefit from) income taxes	(737,944)	(1,610,255)	1,165,443	(1,805,430)

Net income (loss)	$(1,049,982)	$(2,601,754)	$2,024,775	$(2,959,897)

Basic earnings (loss) per share	$(0.17)	$(0.40)	$0.34	$(0.46)

Diluted earnings (loss) per share	$(0.17)	$(0.40)	$0.33	$(0.46)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total
Balance at January 28, 2006	6,300,479	630	34,252,066	6,137,888	40,390,584

Stock-based compensation expense	—	—	693,248	—	693,248

Shares issued in connection with exercise of stock warrants	71,366	7	508,983	—	508,990

Shares issued in connection with exercise of stock options	121,190	12	451,410	—	451,422

Excess income tax benefit from exercise of stock options	—	—	614,542	—	614,542

Net loss	—	—	—	(2,959,897)	(2,959,897)

Balance at October 28, 2006	6,493,035	$649	$36,520,249	$3,177,991	$39,698,889

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006
Operating activities
Net income (loss)	$2,024,775	$(2,959,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,721,459	5,479,438
Deferred income taxes	741,641	(673,117)
Stock-based compensation expense	—	693,248
Excess income tax benefit from exercise of stock options	262,231	—
Loss on disposal of property and equipment	430,246	243,505
Changes in operating assets and liabilities:
Accounts receivable	(1,404,390)	(775,547)
Inventories	(7,148,452)	(1,501,239)
Prepaid expenses and other current assets	249,312	482,765
Prepaid income taxes	(1,822,703)	(2,106,998)
Other assets	(175,549)	(232,420)
Accounts payable	1,604,213	(4,934,489)
Accrued expenses and deferred income	2,787,588	(2,736,985)
Accrued income taxes	—	(1,297,964)
Accrued rent liabilities	2,272,668	2,715,180

Net cash provided by (used in) operating activities	3,543,039	(7,604,520)

Investing activities
Purchase of property and equipment	(17,040,095)	(17,341,330)
Proceeds from sale of property and equipment	20,229	126,965

Net cash used in investing activities	(17,019,866)	(17,214,365)

Financing activities
Net advances under revolving credit facility	5,077,992	19,806,713
Proceeds from sale of common stock and warrants	7,538,419	—
Proceeds from exercise of stock warrants	—	508,990
Proceeds from exercise of stock options	77,493	451,422
Excess income tax benefit from exercise of stock options	—	614,542
Principal payments under capital lease obligations	(520,522)	(307,411)

Net cash provided by financing activities	12,173,382	21,074,256

Net decrease in cash and cash equivalents	(1,303,445)	(3,744,629)
Cash and cash equivalents at beginning of period	1,431,759	3,924,970

Cash and cash equivalents at end of period	$128,314	$180,341

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,852,289	$1,643,607

Cash paid for interest	$287,168	$514,230

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
2. Issuance of Common Stock and Warrants
     Effective April 8, 2005, the Company sold to certain investors 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were approximately $7,500,000. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. Through October 28, 2006, warrants relating to 112,500 shares were exercised, including 50,000 shares exercised during fiscal year 2006, resulting in the receipt by the Company of $1,145,250, including approximately $509,000 received in fiscal year 2006.
     In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of October 28, 2006, the maximum amount of liquidated damages that the Company could be required to pay was $1,487,500, which represents 17 potential monthly payments of $87,500. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
     The Company estimated the fair value at date of issue of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of 5 years. The Company has included the fair value of the warrants as a component of shareholders’ equity because the Company has no obligation to settle the warrants by any means other than through the issuance of shares of its common stock.
     In connection with its 2004 initial public offering, the Company sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through October 28, 2006, warrants underlying 94,500, shares of common stock, including warrants underlying 54,000 shares during fiscal year 2006, had been tendered in cashless exercise transactions under which the Company issued 35,762 shares of common stock, including 21,366 shares issued during fiscal year 2006.

3. Income Taxes
     Significant components of income tax expense (benefit) are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Current:
Federal	$(212,774)	$(1,007,570)	$356,886	$(921,040)
State and local	(39,895)	(226,168)	66,916	(211,273)

Total current	(252,669)	(1,233,738)	423,802	(1,132,313)

Deferred:
Federal	(408,653)	(318,591)	624,539	(569,561)
State and local	(76,622)	(57,926)	117,102	(103,556)

Total deferred	(485,275)	(376,517)	741,641	(673,117)

Total income tax expense (benefit)	$(737,944)	$(1,610,255)	$1,165,443	$(1,805,430)

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Federal income tax at statutory rate	$(625,774)	$(1,474,204)	$1,116,584	$(1,667,865)
Impact of graduated Federal rates	17,879	42,537	(31,902)	47,653
State and local taxes, net of federal income taxes	(71,517)	(188,642)	127,610	(210,774)
Permanent differences	(58,532)	10,054	(46,849)	25,556

Total income tax expense (benefit)	$(737,944)	$(1,610,255)	$1,165,443	$(1,805,430)

     For the periods ended October 29, 2005, the permanent differences relate primarily to charitable contribution deductions in excess of amounts recognizable for financial statement purposes. For the periods ended October 28, 2006, the permanent differences relate primarily to nondeductible expenses.
     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	October 29, 2005	January 28, 2006	October 28, 2006
Deferred tax assets:
Vacation accrual	$407,530	$387,344	$422,444
Inventory	1,291,720	1,593,904	1,641,356
Stock-based compensation	276,129	267,835	423,882
Accrued rent	2,138,973	2,380,024	3,448,694

Total deferred tax assets	4,114,352	4,629,107	5,936,376

Deferred tax liabilities:
Prepaid expenses	161,937	160,152	163,548
Property and equipment	2,623,503	2,836,902	3,467,658

Total deferred tax liabilities	2,785,440	2,997,054	3,631,206

Net deferred tax assets	$1,328,912	$1,632,053	$2,305,170

     Recent Accounting Pronouncement
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
4. Stock-Based Compensation
     Adoption of SFAS 123R
     On January 29, 2006, the beginning of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the Company’s previously disclosed pro forma stock-based compensation expense determined using SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to January 29, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.
     Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 29, 2005	October 29, 2005
Net income (loss) as reported	$(1,049,982)	$2,024,775
Add: Stock based compensation expense included in net income as reported	––	––
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(151,576)	(406,694)

Pro forma net income (loss)	$(1,201,558)	$1,618,081

Basic earnings (loss) per share:
As reported	$(0.17)	$0.34
Pro forma	$(0.19)	$0.27
Diluted earnings (loss) per share:
As reported	$(0.17)	$0.33
Pro forma	$(0.19)	$0.26
     Stock Options
     The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, no option can be for a term of more than 10 years from the date of grant. In general, options vest ratably over three to five years on each annual anniversary date of the option grant. The Company has issued new shares of stock upon exercise of stock options through October 28, 2006 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, are as follows:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006
Options granted	205,200	91,728
Weighted-average fair value of options granted	$6.92	$10.48
Assumptions:
Dividends	0%	0%
Risk-free interest rate	3.0% - 3.5%	4.75% - 5.0%
Expected volatility	64%	50% - 55%
Expected option life	6 years	5 - 6 years
     Stock option activity during the thirty-nine weeks ended October 28, 2006 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Balance at January 28, 2006	207,710	$1.62	438,680	$9.41	646,390	$6.91
Granted	—	—	91,728	19.61	91,728	19.61
Vested	98,660	9.21	(98,660)	9.21	—	—
Exercised	(121,190)	3.79	—	—	(121,190)	3.79
Forfeited	(640)	7.75	(13,960)	13.38	(14,600)	13.14

Balance at October 28, 2006	184,540	4.24	417,788	11.57	602,328	9.32

     Total stock based compensation expense recognized for the thirteen and thirty-nine weeks ended October 28, 2006 was $250,432 and $693,248, respectively (inclusive of $54,210 and $134,923, respectively, related to performance shares, as discussed below). The impact of stock based compensation on net income, after recognition of income tax benefits of $96,220 and $266,360, respectively, is a reduction of $154,212 and $426,888, or $0.02 per share and $0.07 per share, respectively, for the thirteen and thirty-nine weeks ended October 28, 2006. The total intrinsic value of the 121,190 options exercised during the thirty-nine weeks ended October 28, 2006, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,906,096. The Company will realize an income tax deduction equal to the intrinsic value of stock options exercised, resulting in an income tax benefit of $728,861. This income tax benefit has been reflected as a $614,542 increase in additional paid-in capital and a $114,319 reduction in deferred income tax asset. For the thirty-nine weeks ended October 28, 2006, the Company received $453,922 in cash payments from option holders upon exercise of options.
     The following table summarizes information about vested stock options as of October 28, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$ 0.01	98,540	7.3	$0.01	$1,525,399
$7.75	53,960	7.3	7.75	417,650
$ 9.30—$13.80	32,040	8.4	11.31	133,813
$20.06	—	—	—	—

Total ($0.01 — $20.06)	184,540	7.5	$4.24	$2,076,862

     The following table summarizes information about vested stock options and stock options expected to vest as of October 28, 2006:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value
$ 0.01	98,540	7.3	$0.01	$1,525,399
$7.75	221,200	7.3	7.75	1,712,088
$ 9.30 — $13.80	190,816	8.4	11.38	785,001
$20.06	75,050	9.4	20.06	—

Total ($0.01 — $20.06)	585,606	7.9	$9.21	$4,022,488

     As of October 28, 2006, the total unrecognized compensation cost related to non vested stock-based compensation is $1,974,192, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.
     Restricted and Performance Shares
     The Company has established the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan). Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan. During the thirty-nine weeks ended October 28, 2006, the Company issued performance shares to certain employees under the 2005 Plan. The performance shares will vest after 36 months in amounts depending upon the achievement of performance objectives for net sales in fiscal year 2008 and return on average assets for the three year period ending in fiscal year 2008. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 68,274 shares. The grant-date fair value of each performance share is $20.06. No restricted or performance shares were issued prior to the thirty-nine weeks ended October 28, 2006. As of October 28, 2006, no performance shares had vested and no performance shares had been forfeited. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of October 28, 2006, the Company estimated that 34,137 performance shares would vest at the end of the performance period. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the thirteen and thirty-nine weeks ended October 28, 2006, the Company recognized stock based compensation expense related to performance shares of $54,210 and $134,923, respectively. As of October 28, 2006, the aggregate intrinsic value of performance shares expected to vest was $528,782.
5. Earnings (Loss) Per Share
     Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and warrants.
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Numerator:
Numerator for basic earnings per share — Net income (loss)	$(1,049,982)	$(2,601,754)	$2,024,775	$(2,959,897)

Numerator for diluted earnings per share	$(1,049,982)	$(2,601,754)	$2,024,775	$(2,959,897)

Denominator for basic earnings per share - weighted average shares	6,198,305	6,492,969	5,896,052	6,439,345
Effect of dilutive securities
Stock options	—	—	233,888	—
Stock purchase warrants	—	—	34,587	—

Denominator for diluted earnings per share - adjusted weighted average shares	6,198,305	6,492,969	6,164,527	6,439,345

     The following securities were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Stock options	235,449	114,206	—	222,323
Stock purchase warrants	118,990	42,376	—	113,698

6. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank. Effective August 31, 2006, this agreement was amended to increase the maximum line of credit from $25,000,000 to $40,000,000 subject to the calculated borrowing base as defined in the agreement, and to extend the maturity of the agreement from August 31, 2008 to August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (8.25% per annum at October 28, 2006) or, at the Company’s option, based on the LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $13,885,000, $19,200,000, and $4,462,000 of unused borrowing availability under the revolving credit agreement based upon the Company’s borrowing base calculation as of October 29, 2005, January 28, 2006 and October 28, 2006, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain borrowing availability greater than $1,500,000.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 28, 2006, we operated 261 stores, including 28 Wild Pair stores, located in 38 states.
     During the first thirty-nine weeks of 2006, our net sales increased 7.6% compared to the first thirty-nine weeks of 2005, but our comparable store sales decreased 3.8%. Weak demand for sandals impacted our sales and also impacted our gross margins during the first half and into the third quarter of 2006. This, and the lack of a compelling fashion trend during 2006 resulted in sales levels below plan and proportionately higher markdown activity that contributed to our gross profit percentage decreasing to 29.2% of sales in the first thirty-nine weeks of 2006 compared to 31.6% in the first thirty-nine weeks of 2005. Combined with a 19.6% increase in selling, general and administrative expenses, this resulted in a net loss of $3.0 million compared to net income of $2.0 million in the first thirty-nine weeks of 2005. Sales at the beginning of the fourth quarter of 2006 were weak with a 12.4% decrease in November comparable store sales, largely the result of lower boot and bootie sales. We expect this comparable sales trend to continue through the remainder of the fourth quarter as comparable store sales will be against a very strong comparable store sales increase of 24.5% in the fourth quarter of 2005.
     We opened 31 new stores, remodeled 13 stores, and closed five stores during the first thirty-nine weeks of 2006. At October 28, 2006 we operated 156, or 68%, of our Bakers stores in the new format. We will open a total of 34 new stores and remodel approximately 15 stores during fiscal year 2006. We now plan to open 12 to 18 new stores in fiscal year 2007.
     We launched our Bakers catalog in March 2006 with a mailing to approximately 400,000 households. We believe that our catalog will build brand identity and customer loyalty and will generate not only catalog sales, but also drive increased sales at our Internet site and our stores. During fiscal year 2006, we mailed a total of four catalogs, including one mailed in the fourth quarter.
     We adopted SFAS No. 123R, Share-Based Payment, at the beginning of fiscal year 2006. As a result we recognized approximately $0.7 million in stock-based compensation expense in the first thirty-nine weeks of 2006. Prior to fiscal year 2006, we followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and recognized no stock-based compensation expense in the first thirty-nine weeks of fiscal year 2005.
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
     During 2006, we made our initial grants of performance shares under our 2005 Incentive Compensation Plan. Previously, all share based compensation was in the form of stock options. Based upon the degree of achievement of performance objectives for net sales and return on average assets through fiscal year 2008, we will issue a total of between zero and 68,274 shares of common stock under these performance share grants. We also granted 91,728 stock options during the first thirty-nine weeks of 2006. We granted 205,200 stock options during the first thirty-nine weeks of 2005.
     As of October 28, 2006, the total unrecognized compensation cost related to non vested stock-based compensation is $1,974,192, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

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
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	72.6	74.0	68.4	70.8

Gross profit	27.4	26.0	31.6	29.2

Selling expense	21.6	23.6	20.3	22.3
General and administrative expense	9.2	10.7	8.5	9.7
Loss on disposal or impairment of property and equipment	0.5	0.2	0.3	0.2

Operating income (loss)	(3.9)	(8.5)	2.5	(3.0)

Other income (expense), net	0.0	0.1	0.1	0.1
Interest expense	(0.2)	(0.7)	(0.2)	(0.4)

Income (loss) before income taxes	(4.1)	(9.1)	2.4	(3.3)

Provision for (benefit from) income taxes	(1.7)	(3.5)	0.9	(1.3)

Net income (loss)	(2.4)%	(5.6)%	1.5%	(2.0)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006
Number of stores at beginning of period	225	247	218	235
Stores opened during period	11	15	24	31
Stores closed during period	(2)	(1)	(8)	(5)

Number of stores at end of period	234	261	234	261

Thirteen Weeks Ended October 28, 2006 Compared to Thirteen Weeks Ended October 29, 2005
     Net sales. Net sales increased to $46.6 million for the thirteen weeks ended October 28, 2006 (third quarter 2006) from $43.2 million for the thirteen weeks ended October 29, 2005 (third quarter 2005), an increase of $3.4 million or 7.7%. This increase primarily resulted from growth in stores to 261 in 2006 from 234 in 2005 partially offset by a 4.2% decrease in comparable store sales in the third quarter of 2006 compared to a 21.0% increase in the third quarter of 2005. Net sales for the third quarter of 2006 reflect lower consumer demand for sandals, boots and booties compared to the prior year. Average unit selling prices decreased 0.3% reflecting increased promotional discounting compared to the third quarter of 2005. Unit sales volume increased 8.3%. Our Internet and catalog sales increased 105.9% to $1.9 million in the quarter.
     Gross profit. Gross profit increased to $12.1 million in the third quarter of 2006 from $11.8 million in the third quarter of 2005, an increase of $0.3 million or 2.4%. We attribute this net increase to $1.3 million generated by new stores, offset by $0.6 million resulting from decreased gross margin percentage and $0.4 million from the decrease in comparable store sales. Permanent markdown costs were $4.7 million in both 2006 and 2005. As a percentage of sales, gross profit decreased to 26.0% in the third quarter of 2006 from 27.4% in the third quarter of 2005 as lower comparable store sales resulted in lower leveraging of buying and occupancy costs.
     Selling expense. Selling expense increased to $11.0 million in the third quarter of 2006 from $9.4 million in the third quarter of 2005, an increase of $1.6 million or 17.4%. The increase was primarily the result of a $0.6 million increase in store salaries and commissions, a $0.6 million increase in store depreciation expense and $0.4 million of catalog production and mailing costs. As a percentage of sales, selling expenses increased to 23.6% of sales from 21.6% in 2005.
     General and administrative expense. General and administrative expense increased to $5.0 million in the third quarter of 2006 from $4.0 million in the third quarter of 2005, an increase of $1.0 million or 25.7%. This increase is primarily attributable to $0.4 million related to expenses incurred in considering potential equity financing earlier in the year, a $0.2 million increase in other professional fees and a $0.2 million increase in administrative wages and benefits. As a percentage of sales, general and administrative expense increased to 10.7% of sales from 9.2% in 2005.
     Loss on disposal or impairment of property and equipment. Loss on disposal or impairment of property and equipment decreased to $115,000 in the third quarter of 2006 from $232,000 in the third quarter of 2005. The losses relate primarily to expensing leasehold improvements and store fixtures due to store remodeling during the third quarter as well as expensing certain leasehold improvements due to relocating our primary warehouse facility in 2005.
     Interest expense. Interest expense increased to $320,000 in the third quarter of 2006 from $96,000 in the third quarter of 2005, an increase of $224,000. The increase in interest expense reflects the increase in our borrowings under our revolving credit facility compared to the prior year.
     Income tax benefit. We recognized an income tax benefit of $1.6 million for the third quarter of 2006 and an income tax benefit of $0.7 million for the third quarter of 2005, each related to the taxable loss for the respective quarters. During the third quarter of 2005 we recognized $65,000 of incremental income tax benefits related to contributions of shoes to various disaster relief efforts. We did not establish a valuation allowance for the 2006 tax benefit because we had generated taxable income in prior periods and anticipated that future taxable income would be sufficient to allow us to fully realize the amount of the resulting tax asset.
     Net loss. We had a net loss of $2.6 million in the third quarter of 2006 compared to a net loss of $1.0 million in the third quarter of 2005.
Thirty-nine Weeks Ended October 28, 2006 Compared to Thirty-nine Weeks Ended October 29, 2005
     Net sales. Net sales were $143.5 million for the thirty-nine weeks ended October 28, 2006 (first three quarters of 2006) up from $133.4 million for the thirty-nine weeks ended October 29, 2005 (first three quarters of 2005), an increase of $10.1 million or 7.6%. Net sales for the first three quarters of 2006 reflect weak consumer demand for sandals during the spring and summer and lower boot and bootie sales during the fall. The sales increase reflected an 11.5% net increase in stores to 261 in 2006 from 234 in 2005 partially offset by a 3.8% decrease in comparable store sales in 2006. Comparable store sales increased 13.4% in 2005. Average unit selling prices increased 6.7% in 2006 reflecting improved price points compared to 2005 while unit sales volume increased 0.5%. Our Internet and catalog sales increased 135.3% to $5.5 million for the first three quarters of 2006.
     Gross profit. Gross profit decreased to $41.9 million in 2006 from $42.2 million in 2005, a decrease of $0.3 million or 0.7%. We attribute $3.3 million of this decrease to reduced margins resulting from increased promotional activity, $1.4 million due to the decrease in comparable store sales, offset by a $4.4 million increase in margins generated by new stores. Permanent markdown costs increased to $12.3 million in 2006 from $11.0 million in 2005 reflecting increases in inventory levels compared to the prior year. As a percentage of sales, gross profit decreased to 29.2% in 2006 from 31.6% in 2005 as lower comparable store sales resulted in lower leveraging of buying and occupancy costs.
     Selling expense. Selling expense increased to $32.1 million in 2006 from $27.1 million in 2005, an increase of $5.0 million or 18.3%. The increase was primarily the result of a $1.8 million increase in store payroll and commissions, a $1.6 million increase in store depreciation expense, and $0.8 million of catalog production and mailing costs. As a percentage of sales, selling expenses increased to 22.3% of sales from 20.3% in 2005.
     General and administrative expense. General and administrative expense increased to $13.9 million in 2006 from $11.3 million in 2005, an increase of $2.6 million or 22.7%. This increase is primarily attributable to a $0.9 million increase in administrative wages and benefits, $0.4 million related to expenses incurred in considering potential equity financing and a $0.5 million increase in other professional fees. As a percentage of sales, general and administrative expense increased to 9.7% from 8.5% in 2005
     Interest expense. Interest expense increased to $617,000 in 2006 from $309,000 in 2005, an increase of $308,000. The increase in interest expense reflects the increase in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense (benefit). We recognized an income tax benefit of $1.8 million for the first three quarters of 2006 compared to income tax expense of $1.2 million for the first three quarters of 2005. We have not established a valuation allowance for our net deferred income tax asset at the end of the third quarter of 2006 because we anticipate that future taxable income will be sufficient to allow us to fully realize this asset.
     Net income (loss). We had a net loss of $3.0 million in the first three quarters of 2006 compared to net income of $2.0 million in the first three quarters of 2005.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of equity and subordinated debt. During the first quarter of 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million. Consequently, at October 29, 2005 we had an outstanding balance on our revolving credit facility of $5.1 million. In contrast, we have relied primarily on draws from our revolving credit facility during 2006. As discussed below in “Financing Activities,” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	October 29, 2005	January 28, 2006	October 28, 2006
Cash	$128,314	$3,924,970	$180,341
Inventories	24,950,807	25,997,859	27,499,098
Total current assets	32,117,579	35,366,487	35,602,032

Revolving credit facility	5,077,992	—	19,806,713
Total current liabilities	25,645,490	27,599,760	38,283,146
Net working capital	6,472,089	7,766,727	(2,681,114)

Property and equipment, net	34,596,070	38,701,362	50,192,784
Total assets	67,266,665	74,754,684	87,118,989

Total shareholders’ equity	35,111,656	40,390,584	39,698,889

Unused borrowing capacity*	13,885,016	19,220,644	4,461,921

*	- as calculated under the terms of our revolving credit facility

     We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our planned expansion as described at Investing Activities below.
Operating activities
     Cash used in operating activities was $7.6 million in the first three quarters of 2006 compared to cash provided by operating activities of $3.5 million in the first three quarters of 2005. The most significant use of cash in operating activities in the first three quarters of 2006, which also accounts for most of the change in cash from operating activities compared to the first three quarters of 2005, primarily relates to a $9.0 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005 compared to a $4.4 million increase in these liabilities during the first three quarters of 2005. Accrued employee compensation decreased $2.3 million primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $1.3 million primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $5.4 million. As discussed below in “Financing Activities,” the reduction of accounts payable and accrued expenses in the first three quarters of 2006 was financed through increased borrowings on our revolving credit facility.
     Inventories at October 28, 2006 were $1.5 million higher than at January 28, 2006 and $2.5 million higher than at October 29, 2005, reflecting both a net increase in stores operated and a higher average inventory per store. Although we believe that at October 28, 2006, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
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
Investing activities
     Cash used in investing activities was $17.2 million in the first three quarters of 2006 compared to $17.0 the first three quarters of 2005. During each period, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements.
     We currently anticipate that our capital expenditures in fiscal year 2006, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $20.0 million. We opened 34 new stores in fiscal year 2006, including three stores opened in the fourth quarter. Capital expenditures for a new store typically range from $200,000 to over $400,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We currently plan to remodel approximately 15 stores in our new formats in fiscal year 2006. Remodeling the average existing store into the new Bakers format typically costs approximately $300,000.
     We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. Based on our operating results for the first three quarters of 2006 we have modified our 2007 capital expenditure plans to reflect opening 12 to 18 stores with approximately one half of these stores opening in the first half of 2007. We anticipate being able to fund this level of store expansion from internally generated cash flow. We retain considerable latitude regarding our plans for the second half of 2007 and will make commitments commensurate with evolving business and economic conditions over the next twelve months.
Financing activities
     Cash provided by financing activities was $21.1 million in the first three quarters of 2006 compared to $12.2 million for the first three quarters of 2005. The principal source of cash in the first three quarters of 2006 was the $19.8 million draw on our revolving credit agreement. We also received $0.5 million from the exercise of stock warrants and $1.1 million in cash and excess tax benefits from the exercise of employee stock options. In the first three quarters of 2005 we received $7.5 million in proceeds from our private placement transaction and drew $5.1 million on our revolving credit agreement.
     Effective August 31, 2006, we amended our secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.) to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 8.25% per annum as of October 28, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on the LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is established by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     As of October 28, 2006, we had an outstanding balance of $19.8 million and approximately $4.5 million of unused borrowing capacity, based on our borrowing base calculations. As of December 7, 2006, we had an outstanding balance of $20.0 million and approximately $8.0 million of unused borrowing capacity, based on our borrowing base calculations. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
     We had no outstanding balance under our credit facility and had approximately $19.2 million in unused borrowing capacity calculated under the provisions of our credit facility as of January 28, 2006. During fiscal year 2005, the highest outstanding balance on our credit facility prior to our private placement transaction in April was $5.1 million. We repaid the outstanding balance on our credit facility with a portion of the proceeds from our private placement and did not borrow again on our credit facility until September 2005. The highest outstanding balance through the remainder of fiscal year 2005 was $6.0 million. At October 29, 2005, we had an outstanding balance of $5.1 million and approximately $13.9 million of unused borrowing capacity.
     Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that more than 10% of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of October 28, 2006.
     On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments, to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. The net proceeds after placement fees and expenses were approximately $7,500,000. We used the proceeds to open new stores and remodel existing stores. Through October 28, 2006, warrants underlying 112,500 shares of common stock had been exercised, including 50,000 shares exercised during fiscal year 2006, generating net proceeds to us of $1,145,250 including approximately $509,000 received in fiscal year 2006.
     In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of October 28, 2006, the maximum amount of liquidated damages that we could be required to pay was $1,487,500, which represents 17 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
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
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through October 28, 2006, warrants underlying 94,500 shares of common stock, including warrants underlying 54,000 shares during fiscal year 2006, had been tendered in cashless exercise transactions under which we issued 35,762 shares of common stock, including 21,366 shares during fiscal year 2006.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At October 28, 2006, January 28, 2006, and October 29, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 28, 2006:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Capital lease obligations (1)	$429,608	$305,211	$124,398	$—	$—
Operating lease obligations (2)	194,925,199	24,495,882	48,554,549	44,947,785	76,926,983
Purchase obligations (3)	27,396,984	27,388,621	8,364	—	—

Total	$222,751,791	$52,189,713	$48,687,310	$44,947,785	$76,926,983

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to miscellaneous service contracts.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2006.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirty-nine weeks ended October 28, 2006.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 12, 2006

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board of Directors and Chief Executive Officer (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.2	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.3	Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2006).

10.4	Employment Agreement dated September 5, 2006 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).