Form 10-K
period 2007-02-03
BAKERS FOOTWEAR GROUP INC
filed 2007-04-24
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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
Title of each class:
Common Stock, par value $0.0001 per share

Name of each exchange on which registered:
Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $11.44 for the shares on the Nasdaq Global Market) was approximately $42,000,000, as of July 28, 2006. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 16, 2007 there were 6,493,035 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2006 fiscal year (the “2007 Proxy Statement”) are incorporated by reference in Part III.

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

As of February 3, 2007, we operated a total of 257 stores, including 27 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 16, 2007, we operated 257 stores, including 26 Wild Pair stores.

On March 11, 2005, we changed our fiscal year to the standard retail calendar, which closes on the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. This change matches our financial year to our merchandising year. As a result of this change, we had a four week transition period beginning on January 2, 2005 and ending January 29, 2005. Our most recent fiscal year was a 53 week year that began on January 29, 2006 and ended on February 3, 2007.

In this Annual Report on Form 10-K, we refer to the fiscal years ended January 4, 2003, January 3, 2004, January 1, 2005, January 28, 2006, and February 3, 2007 as “fiscal year 2002,” “fiscal year 2003,” “fiscal year 2004,” “fiscal year 2005,” and “fiscal year 2006,” respectively. We refer to the transition period from January 2, 2005 through January 29, 2005 as the “transition period.” For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004, we raised $15.5 million in connection with our initial public offering, reclassified our capital structure, converted outstanding subordinated convertible debentures into shares of common stock and terminated our repurchase obligations relating to our pre-IPO shares. We used the net proceeds to repay certain outstanding obligations and open new stores and remodel existing stores. See “Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources — Initial public offering” for further discussion of our initial public offering. In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase a total of up to 375,000 shares of common stock, exercisable until April 8, 2010 at $10.18 per share, subject to anti-dilution and cashless exercise provisions, and provided registration rights related to those shares which raised gross proceeds of $8,750,000. We used the net proceeds to increase the opening of new stores and remodeling of existing stores. For additional information regarding our private placement transaction, please see “— Risk Factors — We may be subject to liability under our registration statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

We operate as one business segment for accounting purposes. See “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” for information regarding our revenues, assets and other financial information. We are incorporated under the laws of the State of Missouri. Our executive offices are located at 2815 Scott Avenue, St. Louis, Missouri 63103 and our telephone number is (314) 621-0699. Information on the retail website for our Bakers stores, www.bakersshoes.com, is not part of this Annual Report on Form 10-K.

Growth Strategy

Our growth strategy is to increase our store count, continue to remodel existing locations, drive comparable store sales increases through exciting product offerings at increased price points and through upgrading our offering of accessories, and expand into new retail channels through our Internet store and our catalog.

Opening New Stores in Key Locations.

•	We currently plan to open 10 to 12 new stores in fiscal year 2007. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores. We opened 34 new stores in fiscal year 2006, 30 new stores in fiscal year 2005, and 17 new stores in fiscal year 2004. As of April 16, 2007, we have opened four new stores in fiscal year 2007.

•	We expect our new stores to average approximately $875,000 in store volume and to contribute approximately $160,000 of cash flow in their second year of operations. Construction costs for new stores currently average approximately $360,000. In connection with opening a new store, we typically receive a construction allowance from the landlord, which can range from $25,000 to over $100,000.

•	We believe that the operating infrastructure we have in place is capable of integrating a significant number of new stores with relatively little additional increase in general and administrative expenses. Virtually all of our senior management executives have held similar positions at specialty retail chains of substantially greater size. We believe that our buying teams have sufficient levels of experience to support our expected new store growth. Finally, we believe that our information and logistics systems are scalable to support significant growth.

Expanding Presence of New Format Stores.

•	We believe that we have had great success in remodeling existing Bakers stores into our new format. Through February 3, 2007, 159 Bakers stores have been opened in or remodeled into our new store format. We expect our new format percentage to grow to more than 75% of our total Bakers store base by the end of fiscal year 2007. Sales at most remodeled stores have shown significant increases in volume after they are opened in the new format. We believe our new format stores generate higher annual sales because they feature a distinctive upscale contemporary format that is attractive to our customers. New format stores may not necessarily continue to achieve above average sales growth beyond their first year. Please also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investing Activities.”

•	Construction costs to remodel stores into the new format average approximately $360,000 and the remodeling typically requires the store to be closed for six to seven weeks. We plan to remodel existing stores into the new format in locations where we believe the additional investment will produce a higher return on investment than maintaining the current format. We remodeled 12 Bakers stores in fiscal year 2006, 19 Bakers stores in fiscal year 2005 and 14 Bakers stores in fiscal year 2004 into the new format. We currently plan to remodel approximately 9 existing Bakers stores into the new format during fiscal year 2007. Typically, our stores are remodeled in connection with lease renewals.

•	We will close existing stores at the end of their current lease terms when we do not believe that remodeling into our new format will generate an acceptable economic return or when we otherwise cannot renew leases under terms that are mutually acceptable to us and our landlords. Closing underperforming stores allows us to better focus on our growth objectives. We closed 12 stores in fiscal year 2006, 13 stores in fiscal year 2005, and 12 stores in fiscal year 2004. We closed two stores during our four week transition period ended January 29, 2005. As of April 16, 2007, we closed four stores in fiscal year 2007. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a table regarding the number of stores opened, acquired and closed in the last three years.

Increasing Comparable Store Sales.

•	We attempt to keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting today’s young women into the footwear and accessory styles they desire.

•	We employ a test and react strategy that constantly updates our product mix while managing inventory risk. This strategy is supported by our strong relationships with manufacturers, which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react quickly to fashion trends and keep fast-moving inventory in stock.

•	We seek to continually improve the quality of our footwear offerings in order to meet our customers’ expectations and to allow us to strategically increase our price points. To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

•	We also intend to drive comparable store sales increases through an enhanced offering of accessories and through the introduction and expansion of branded accessories. Accessories accounted for 11.0% of merchandise sales in fiscal year 2006 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 18.1% of our net shoe sales for fiscal year 2006 consisted of branded footwear.

Expanding into New Retail Channels.

•	Since we began operating our Internet store in fiscal year 2000, our Internet sales have grown rapidly. For fiscal year 2006, our Internet and catalog sales were $8.3 million. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

•	In 2006, we introduced our Bakers catalog to existing and prospective customers. We believe that the catalog allows us to broaden our appeal by showcasing our stylish image and upscale offerings. We anticipate issuing five catalogs during fiscal year 2007 and expect to expand the average mailing from 400,000 copies to as many as 800,000 copies. We believe that our catalogs provide a new channel for our customers to purchase our merchandise and will increase traffic at our Internet store and our mall stores.

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

A crucial element of our product development is our test and react strategy. We typically buy small quantities of new footwear and deliver merchandise to a cross-section of stores. We closely monitor sell-through rates on test merchandise and, if the tests are successful, quickly re-order product to be distributed to a larger base of stores. Frequently, in as little as a week, we can make initial determinations as to the results of a product test. Our senior management team has extensive experience in retail and in responding to changes in our business. We work with merchandisers, buyers and our distribution system to attempt to respond timely to changes in consumer trends while effectively controlling overhead and inventory.

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

Private Label.

Our private label merchandise, which comprised approximately 81.9% of our net shoe sales in fiscal year 2006, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. The average retail prices of our private label footwear generally range from $39 to $99. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.

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

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 18.1% of our net shoe sales for fiscal year 2006. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Jessica Simpson®, BCBGirls® , Guess Sport®, Steve Madden®, Rocket Dog®, and baby phat®. We believe offering nationally recognized brands is a key element to attracting appearance conscious young women. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our operating costs.

Accessories.

We have upgraded our accessories in the same manner as we upgraded our footwear offerings. We have introduced branded accessories and have also upgraded our private label offerings. Our accessories include handbags, jewelry, sunglasses, ear clips and earrings, hosiery, scarves and other items. Our accessory products allow us to offer the convenience of one-stop shopping to our customers, enabling them to complement their seasonal ready-to-wear clothing with color coordinated footwear and accessories. Accessories add to our overall sales and typically generate higher gross margins than our footwear.

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2004-2006:

	Fiscal Year(1)
Category	2004	2005	2006

Private Label Footwear	74.0%	75.5%	72.9%
Branded Footwear	15.6%	13.9%	16.1%
Accessories	10.4%	10.6%	11.0%

Total	100.0%	100.0%	100.0%

(1)	Merchandise mix during our transition period in January 2005 was not materially different from that in the table.

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

Our merchandising plan includes sales, inventory and profitability targets for each product classification. This plan is reconciled with our store sales plan, a compilation of individual store sales projections that is developed semi-annually, but reforecasted monthly. We also update the merchandising plan on a monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department, which analyzes trends on a weekly, and sometimes daily, basis. We use the reforecasted merchandising plan to adjust production orders as needed to meet inventory and sales targets. This process helps to control our inventory levels and markdowns.

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

We have five clearance sales each year, which coincide with the end of a particular selling season. For more information regarding our selling seasons, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.” You should also refer to “— Seasonality” and to “— Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results.” During a clearance sale, we instruct our stores to systematically lower the price of the items, and if not sold, to ship them to one of our 10 to 12 stores which have special clearance sections. We believe that our test and react strategy and our careful monitoring of inventories and consumer buying trends help us to reduce sales at clearance prices.

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of February 3, 2007, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications. As a result, we continue to operate a number of our stores that may not merit the same level of investment as our new format stores but that generate a reasonable return on investment.

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

Following is a list of our stores by state as of February 3, 2007:

	No.
	Stores

Alabama	2
Arizona	5
Arkansas	2
California	41
Colorado	2
Connecticut	5
Delaware	1
Florida	21
Georgia	15
Idaho	1
Illinois	16
Indiana	3
Kansas	2
Kentucky	1
Louisiana	4
Maryland	8
Massachusetts	7
Michigan	10
Minnesota	2
Missouri	6
Nebraska	2
Nevada	4
New Hampshire	1
New Jersey	14
New Mexico	1
New York	21
North Carolina	3
Ohio	6
Oklahoma	2
Pennsylvania	7
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	24
Utah	1
Virginia	7
Washington	2
Wisconsin	3

Total Stores	257	*
Total States	38

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of February 3, 2007, we operated 257 stores including 27 Wild Pair stores. As of April 16, 2007, we operated 257 stores including 26 Wild Pair stores.

Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for hip young women and men between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, edgy environment within our Wild Pair stores.

Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer	Women - ages 16-35	Men & women - ages 17-29
Private label sales	87% - 90%	33% - 38%
Branded sales	10% - 13%	62% - 67%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Approximate average store size	2,350 square feet	1,900 square feet

Store Operations.

Our store operations are organized into four divisions, east, central, midwest, and west, which are subdivided into 22 regions. Each region is managed by a regional manager, who is typically responsible for 10 to 15 stores. Each store is typically staffed with a manager and an assistant manager, in addition to approximately five sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

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

Our regional managers are responsible for maintaining a loss prevention program in each of our stores. In addition we have a loss prevention department with regional loss prevention staff who perform individual store visits throughout the year. Our loss prevention efforts also include monitoring returns, voided transactions, employee sales and deposits, using software to analyze transactions recorded in our point of sale system, as well as educating our store personnel on loss prevention. We track inventory through electronic receipt acknowledgment to better monitor loss prevention factors, which allows us to identify variances and further to reduce our losses due to damage, theft or other reasons.

Sourcing and Distribution

A key factor in our ability to offer our merchandise at moderate prices and respond quickly to changes in consumer trends is our sourcing proficiency. We source each of our private label product lines separately based on the individual design, styling and quality specifications of those products. We do not own or operate any manufacturing facilities and rely primarily on third party foreign manufacturers in China, Brazil, Italy, Spain and other countries for the production of our private label merchandise. Our buying agents have long-term relationships with these manufacturers and have been successful in minimizing the lead times for sourcing merchandise. These relationships have allowed us to work very close to our expected delivery dates, reducing our markdown risk. In addition, our test and react strategy supported by these strong relationships with manufacturers allows our merchandising and buying teams to test new styles and react quickly to fashion trends, while keeping fast-moving inventory in stock. For more information about risks associated with the foreign sourcing of our products, you should refer to “Risk Factors — Our merchandise is manufactured by foreign manufacturers; therefore, the availability and costs of our products may be negatively affected by risks associated with international trade” and “Risk Factors — Our reliance on manufacturers in China exposes us to supply risks.”

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

Management, or our agents, perform an array of quality control inspection procedures at stages in the production process, including examination and testing of prototypes of key products prior to manufacture, samples and materials prior to production and final products prior to shipment.

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

Marketing and Advertising

In fiscal year 2006, we initiated our Bakers catalog. We believe that in addition to sales generated directly by the catalog, our store traffic and sales at our Internet store have increased as a result of our increased visibility resulting from catalog distribution.

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

To cultivate brand loyalty, we offer our frequent buying card, the “B-Card.” This program currently allows our customers to purchase a B-Card for $25 and receive a 10% discount on most purchases for a twelve month period. We believe that this program has improved customer loyalty.

We also market to customers who have provided us with their e-mail addresses via web-bursts, e-mail messages from Bakers announcing new product offerings and promotions.

Competition

We believe that our Bakers stores have no direct national competitors who specialize in full-service, moderate-priced fashion footwear for young women. Yet, the footwear and accessories retail industry is highly competitive and characterized by low barriers to entry.

Competitive factors in our industry include: brand name recognition; product styling; product quality; product presentation; product pricing; store ambiance; customer service; and convenience.

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

Employees

As of April 16, 2007, we employed approximately 700 full-time and 1,750 part-time employees with approximately 200 of our employees at our corporate offices and warehouse, and 2,250 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately ten years remaining. We also lease an approximately 145,000 square foot warehouse in St. Louis with a remaining lease term of approximately nine years.

Intellectual Property and Proprietary Rights

We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademarks Bakerstm and Wild Pair®. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “Risk Factors — Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers” and “Wild Pair” is restricted” and “Risk Factors — Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names” below.

Seasonality

Our business is highly seasonal. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and can generate our highest profit levels during the fourth quarter. We have two of our five clearance sales during the third quarter and, consequently, we achieve our least leverage on fixed expenses and generate our lowest profit levels during the third quarter. Our working capital requirements fluctuate during the year, increasing prior to peak shopping seasons as we increase inventory levels to meet anticipated peak demand. You should also refer to “Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results,” ““Risk Factors — Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

The following risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our susceptibility to operating losses;

•	our inability to expand as planned including our failure to integrate a significant number of new stores;

•	the risk factors described below;

•	our expectations regarding future financial results or performance contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the execution of our business strategy;

•	the market opportunity for our services and products;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

Risk Factors

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability and our image as a fashion resource for our customers.

The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales and net income are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptance of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in fiscal year 2006, changes in consumer fashion trends, primarily a decline in demand for sandals in the spring and for boots and booties in the fall, negatively impacted sales and profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements, including capital expenditures during the first three quarters of our year. Draws on our credit facility are limited by both an overall limit of $40 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $40 million overall limit. As a result of our net loss in fiscal year 2006 and the level of our capital expenditures in fiscal year 2006, as of February 3, 2007, we had an outstanding balance on our credit facility of $13.1 million and unused borrowing capacity, calculated in accordance with the agreement, of $6.1 million. As of April 16, 2007, we had an outstanding balance of $20.0 million and unused borrowing capacity of $1.5 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our expansion plans or, in extreme situations, related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

Our growth strategy relies on the continued addition of new stores, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 34 new stores in fiscal year 2006. We currently expect to open 10 to 12 new stores in fiscal year 2007. The successful integration of these new stores and customer acceptance of our new store format may have a material effect on our business. Prior to our initial public offering, a large portion of our growth primarily related to acquisitions. We expect a large portion of our future growth to occur through the development of new stores. Our expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our business. In addition, as we open new stores, we may be unable to hire a sufficient number of qualified store personnel or successfully integrate the new stores into our business.

If we fail to successfully implement our growth strategy, the opening of new stores, in new or current markets, could be delayed or prevented, could cost more than we have anticipated and could divert resources from other areas of our business, any of which would have a material adverse effect on our sales and earnings growth. Other factors that could affect the success of our growth strategy include:

•	availability of sufficient capital resources;

•	identifying suitable markets and sites for new store locations;

•	negotiating acceptable lease terms;

•	acceptance of store formats and product offerings in different locations; and

•	managing inventory effectively to meet the needs of new and existing stores on a timely basis.

Our overall profitability is highly dependent upon our fourth quarter results

Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and can generate our highest profit levels during the fourth quarter. Should our product offerings not meet with customer acceptance during the fourth quarter, it would have a substantial negative impact on the overall results for the year. For example, in the fourth quarter of fiscal year 2006, we had a $3.1 million decrease in net income compared to the fourth quarter of fiscal year 2005, the largest decrease of any quarter of the year.

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

From time to time, we have had and in the future we could have operating losses because of fashion preferences, general economic conditions and other factors. For example, for fiscal year 2006, we incurred a net loss of $1.5 million and an operating loss of $2.5 million. We have also incurred losses in other recent periods. Such losses in future periods could adversely affect our business and an investment in our common stock.

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

Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, net income for each of the four quarters of fiscal year 2006 was substantially less than for the comparable quarters of fiscal year 2005 and the closing price of our common stock decreased from $19.84 on the last trading day of fiscal year 2005 to $11.50 on the last trading day of fiscal year 2006. If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

The success of our business depends upon our senior management closely supervising all aspects of our business, in particular, the operation of our stores and the design, procurement and allocation of our merchandise. Retention of senior management is especially important in our business due to the limited availability of experienced and talented retail executives. If we were to lose the services of Peter Edison, our Chairman and Chief Executive Officer, or Michele Bergerac, our President, or other members of our senior management, our business could be adversely affected if we were unable to employ a suitable replacement in a timely manner.

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

We rely on a small number of buying agents and private label vendors for a substantial portion our merchandise purchases, and our failure to maintain good relationships with any of them could harm our ability to source our products.

For fiscal year 2006, five buying agents/private label vendors accounted for approximately 47% of our merchandise purchases, with one private label vendor accounting for approximately 16% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

We currently have three registration statements relating to our incentive plans and two selling shareholder registration statements in effect, including a registration statement relating to the common stock sold and common stock underlying the warrants issued in our April 2005 private placement and the common stock underlying the warrants issued in our initial public offering. In connection with that private placement, the registration rights agreement may subject us to liquidated damages penalties through April 8, 2008 equal to 1.0% of the aggregate purchase price for each 30 day period or pro rata for any portion thereof in excess of our allotted time if any required registration statement is not filed or effective within the required time, or if after effectiveness sales cannot be made pursuant to the registration statement generally for any reason, including our failure to maintain the registration statement, subject to our right to suspend use of the registration statement for certain periods of time in certain circumstances.

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

A number of our leases include termination and default provisions which apply if we do not meet certain sales levels, specified dilution in or changes of ownership of our Company occur, or in other circumstances. In addition, our leases subject us to risks relating to compliance with changing mall rules and the exercise of discretion by our landlords on various matters. Moreover, each year a significant portion of our leases are subject to renewal or termination. If one or more of our landlords decides to terminate our leases, or to not allow us to renew, our business could be materially and adversely affected.

Our credit facility restricts our activities.

We have a $40.0 million secured revolving credit facility with Bank of America, N.A. We routinely depend on our credit facility and may use a large percentage of the facility to fund our inventory purchases and our capital expenditures, especially prior to our selling seasons. Our credit facility includes financial and other customary covenants which, among other things, restrict our business activities and our ability to incur debt, make acquisitions and pay dividends. A change in control of our Company, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.

In the event that we were to violate any of the covenants in our credit facility, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Effective August 31, 2006, we entered into an amendment to our credit agreement which, among other things, extended its maturity date to August 31, 2010.

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

Affiliates of Peter Edison and members of his family and our current management are among our largest shareholders. Accordingly, they will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire board of directors. Peter Edison’s employment agreement entitles him to a one time payment equal to three times his current base salary (as defined in the agreement) upon the occurrence of certain events, including following a change of control of the Company if there is generally a material reduction in the nature of his duties or his base salary, or he is not allowed to participate in certain bonus plans. For this purpose, a change of control generally includes the acquisition by a person or group of more of our common stock than that held by Peter Edison. Two of our shareholders have filed a Schedule 13G reporting beneficial ownership in an amount in excess of that beneficially owned by Mr. Edison. In addition, a significant portion of our stock ownership is also concentrated among a relatively small number of mutual funds and hedge funds whose interests may differ from our other shareholders or could impact our company including any potential change of control.

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

Under our restated bylaws, shareholders must follow detailed notice and other requirements to nominate a candidate for director or to make shareholder proposals. In addition, among other requirements, our restated bylaws require at least a two-thirds vote of shareholders to call a special meeting. Moreover, Missouri law and our bylaws provide that any action by written consent must be unanimous. Furthermore, our bylaws may be amended only by our board of directors. Certain amendments to our articles of incorporation require the vote of two-thirds of our outstanding shares in certain circumstances, including the provisions of our articles of incorporation relating to business combinations, directors, bylaws, limitations on director liabilities and amendments to our articles of incorporation. We are also generally subject to the business combination provisions under Missouri law, which allow our board of directors to retain discretion over the approval of certain business combinations. In our bylaws, we have elected to not be subject to the control shares acquisition provision under Missouri law, which would deny an acquiror voting rights with respect to any shares of voting stock which increase its equity ownership to more than specified thresholds. These and other provisions of Missouri law and our articles of incorporation and bylaws, Peter Edison’s substantial beneficial ownership position, our board’s authority to issue preferred stock and the lack of cumulative voting in our articles of incorporation may have the effect of making it more difficult for shareholders to change the composition of our board or otherwise to bring a matter before shareholders without our board’s consent. Such items may reduce our vulnerability to an unsolicited takeover proposal and may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price of our common stock.

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

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq Global Market, formerly the Nasdaq National Market (“Nasdaq”), under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The initial public offering closed on February 10, 2004. On March 12, 2004, we sold an additional 324,000 shares of common stock at the same price in connection with the full exercise of the underwriters’ over-allotment option. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq was $9.20 per share on April 16, 2007. As of April 16, 2007, we estimate that there were approximately 23 holders of record and approximately 925 beneficial owners of the Company’s common stock.

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2005 and 2006.

	High	Low

2005
First quarter (ended April 30, 2005)	$11.34	$9.17
Second quarter (ended July 30, 2005)	12.38	9.22
Third quarter (ended October 29, 2005)	16.50	11.76
Fourth quarter (ended January 28, 2006)	20.05	13.54
2006
First quarter (ended April 29, 2006)	$23.03	$18.89
Second quarter (ended July 29, 2006)	19.74	10.76
Third quarter (ended October 28, 2006)	15.75	9.02
Fourth quarter (ended February 3, 2007)	15.72	8.63

Stock Price Performance Graph

Our common stock was not publicly traded until our initial public offering in February 2004. The following graph and chart compares the cumulative annual shareholder return of our common stock over the period commencing February 5, 2004, the first day that our common stock was quoted on the Nasdaq, to that of the total return index for the Russell 2000 Index, which is a broad equity market index, and the Hemscott Apparel Store Group Index, which is a published industry or line-of-business index, assuming an investment of $100 on February 5, 2004, until February 3, 2007, the end of our 2006 fiscal year. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock.

	2/05/04	01/01/05	01/29/05	01/28/06	02/03/07
Bakers Footwear Group, Inc.	100.00	122.44	119.66	239.32	138.72
Hemscott Apparel Store Group Index	100.00	124.67	128.73	151.96	170.53
Russell 2000 Index	100.00	112.67	107.90	126.78	130.48

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

None

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During fiscal year 2006, the Company did not repurchase any securities of the Company.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data for each of the five fiscal years in the period ended February 3, 2007 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended February 3, 2007, are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(6)(7)
	January 4,	January 3,		January 1,	January 28,	February 3,
	2003(4)	2004		2005(5)	2006(8)	2007(1)(9)

Net sales	$151,147,810	$148,223,553		$150,514,663	$194,780,125	$204,753,062
Gross profit	44,563,077	44,530,778		46,033,614	65,340,924	62,202,028
Income (loss) before cumulative effect of change in accounting and income taxes	(714,797)	1,629,906		465,533	10,502,572	(2,452,971)
Provision for (benefit from) income taxes	—	—		(962,468)	3,949,282	(909,860)

Income (loss) before cumulative effect of change in accounting	(714,797)	1,629,906		1,428,001	6,553,290	(1,543,111)
Cumulative effect of change in accounting(2)	2,774,899	—		—	—	—

Net income (loss)(3)	$2,060,102	$1,629,906		$1,428,001	$6,553,290	$(1,543,111)

Net income (loss) per common share
Basic	$1.36	$0.90		$0.31	$1.10	$(0.24)

Diluted	$0.96	$0.77		$0.28	$1.04	$(0.24)

Total assets	$30,022,982	$29,941,167		$49,370,708	$74,754,684	$83,158,859

Long-term debt, capital lease obligations and redeemable securities, less current portion	$9,343,154	$7,695,365		$679,414	$247,671	$57,863

Unaudited pro forma information(3):	(Unaudited )	(Unaudited	)
Income (loss) before cumulative effect of change in accounting and income taxes	$(878,442)	$1,697,725
Provision for (benefit from) income taxes	(302,363)	657,758

Income (loss) before cumulative effect of change in accounting	(576,079)	1,039,967
Cumulative effect of change in accounting, net of tax(2)	1,763,934	—

Net income	$1,187,855	$1,039,967

Net income per common share
Basic	$0.75	$0.49

Diluted	$0.54	$0.47

(1)	We base our fiscal year on a 52/53 week period. The fiscal year ended February 3, 2007 is a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(2)	Represents the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and recognizing as income the unamortized deferred credit related to the excess of fair value over cost arising from the acquisition of our Bakers and Wild Pair store locations in 1999.

(3)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, for periods through January 3, 2004, no provision was made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and local income taxes. Effective January 4, 2004, we terminated our S election and became taxable as a C corporation. In accordance with SFAS No. 109, we have reflected the net impact of the temporary differences between the book and tax bases of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for fiscal year 2004. This resulted in the recognition of a nonrecurring income tax benefit of approximately $1.2 million. As an S corporation, we paid distributions to our shareholders in amounts sufficient to allow them to pay income taxes related to an allocable share of our taxable income and did not pay traditional cash dividends per share. Such distributions are not comparable to dividends that would be paid by a C corporation. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” which is incorporated herein by reference.

(4)	Reflects approximately $1.7 million in initial public offering costs charged in fiscal year 2002 as a result of a delay in the initial public offering process.

(5)	On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise by the underwriters of the full over-allotment option. All of the shares of common stock sold to the public were sold at $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Immediately prior to our initial public offering, we had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the consummation of our initial public offering 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock on a 1.0 for 1.0 basis, excluding fractional shares. Mandatory redemption rights in favor of certain holders of prior Class A and Class B common stock were also terminated. In addition, upon the consummation of our initial public offering, $4.9 million in aggregate principal amount of our subordinated convertible debentures due 2007 were automatically converted into 653,331 shares of our common stock. Further, in connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant. See Note 3 in the Notes to the Financial Statements.

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

(7)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period.

(8)	On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to finance new store expansion and remodel existing stores into our new format.

(9)	On January 29, 2006, we adopted SFAS No. 123R, Share-Based Payment, under which we recognize compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. We used the modified prospective method whereby prior years’ results were not restated. Total stock based compensation expense for fiscal year 2006 was $744,422, the related income tax benefit was $286,022, increasing our net loss by $458,400, or $0.07 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of February 3, 2007, we operated 257 stores, including the 27 store Wild Pair chain that targets men and women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 16, 2007 we operated 257 stores, including 26 Wild Pair stores.

We operate on a 52/53 week fiscal year. Fiscal year 2006 was a 53 week period and fiscal years 2005 and 2004 were 52 week periods. We believe that the fifty-third week of fiscal year 2006 does not materially effect the comparison of fiscal year 2006 to fiscal year 2005 in our discussion and analysis of results of operations. On March 10, 2005, we changed our fiscal year end to the Saturday closest to January 31. Previously, our fiscal year ended four weeks earlier. This change moves us to the standard retail calendar and matches our financial year to our merchandising year. As a result of this change, we had a four week transition period ended January 29, 2005. We believe that the fiscal year ended January 1, 2005 provides a meaningful comparison to the fiscal year ended January 28, 2006 and thus use these two audited fiscal years for comparison purposes in our discussion and analysis of results of operations.

For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2006 compare the fifty-three week period ended February 3, 2007 to the fifty-three week period ended February 4, 2006.

Fiscal year 2006 was a difficult year, as demand for our spring sandals and our fall boots was disappointing, resulting in negative comparable store sales in each of our quarters. For all of fiscal year 2006, comparable store sales decreased 7.1%, compared to the very strong comparable store increase of 16.7% in fiscal year 2005. This weakness in demand also negatively impacted our gross margins, which decreased to 30.4% of sales in fiscal year 2006 from 33.5% of sales in fiscal year 2005, as a result of greater promotional and markdown activity taken to maintain control of inventory levels. Furthermore, weak sales resulted in negative leverage on our selling expenses, which increased to 22.1% of sales in fiscal year 2006 from 19.7% in fiscal year 2005. Consequently, we incurred a net loss of $1.5 million in fiscal year 2006 compared to record net income of $6.6 million in fiscal year 2005. Weakness in sales trends has continued into fiscal year 2007, with comparable store sales for the first two months down 5.4% and weakness has increased in April against a later Easter in fiscal year 2006.

We have reacted to our fiscal year 2006 and fiscal year 2007 to date results by increasing our focus on inventory management and expense control. At the end of fiscal year 2006, total inventory was $24.1 million, down from $26.0 million at the end of fiscal year 2005, despite operating 22 net additional stores. We have also adjusted our new store and store remodeling plans for fiscal year 2007 to 10 to 12 new stores and approximately nine remodeled stores. We believe that this expansion rate can be funded by cash generated by operations and borrowings under our credit facility. We continue to focus on our Bakers branding, through expansion of our catalog operations. We initiated the catalog with four mailings of approximately 400,000 copies each in fiscal year 2006 and are planning five mailings of as many as 800,000 copies each for fiscal year 2007.

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

Store closing and impairment charges

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the year ended January 1, 2005, the four week transition period ended January 29, 2005 and the years ended January 28, 2006 and February 3, 2007, respectively, we recorded $202,801, $20,494, $20,252, and $55,266, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements and other assets.

Stock-based compensation expense

On January 29, 2006, the beginning of fiscal year 2006, we adopted SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed.

Prior to January 29, 2006, we followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. Adoption of the expensing requirements of SFAS 123R will reduce the Company’s reported earnings in future periods. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to our previously disclosed pro forma stock-based compensation expense determined using SFAS 123.

During fiscal year 2006, we made our initial grants of performance shares under our 2005 Incentive Compensation Plan. Previously, all share based compensation was in the form of stock options. Based upon the degree of achievement of performance objectives for net sales and return on average assets through fiscal year 2008, we will issue a total of between zero and 68,274 shares of common stock under these performance share grants. We also granted 91,728 stock options during fiscal year 2006. We granted 205,200 stock options during the fiscal year 2005.

As of February 3, 2007, the total unrecognized compensation cost related to non vested stock-based compensation is $1,272,510, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

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

Fiscal Year

Our accounting period is a 52/53 week year based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Prior to fiscal year 2005, our fiscal year ended four weeks prior to the retail calendar, as a result of our prior Subchapter S tax status. The fiscal year ended February 3, 2007 is a 53 week period. The fiscal years ended January 3, 2004, January 1, 2005, and January 28, 2006 were 52-week periods. We refer to the fiscal year ended January 4, 2003 as “fiscal year 2002,” to the fiscal year ended January 3, 2004 as “fiscal year 2003,” to the fiscal year ended January 1, 2005 as “fiscal year 2004,” to the fiscal year ended January 28, 2006 as “fiscal year 2005” and to the fiscal year ended February 3, 2007 as “fiscal year 2006.” We believe that the fiscal year ended January 1, 2005 provides a meaningful comparison to the fiscal year ended January 28, 2006. We had a four week transition period beginning on January 2, 2005 and ending January 29, 2005. The audited results of operations and changes in shareholders’ equity and cash flows for the four week transition period are included in our Financial Statements and Notes thereto.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	January 1,	January 28,	February 3,
	2005	2006	2007

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	69.4	66.5	69.6

Gross profit	30.6	33.5	30.4
Selling expense	20.9	19.7	22.1
General and administrative expense	8.6	8.1	8.9
Loss on disposal of property and equipment	0.3	0.2	0.1
Impairment and disposal of long-lived assets	0.1	—	—

Operating income (loss)	0.7	5.5	(0.8)
Other income, net	0.2	0.1	0.1
Interest expense	(0.6)	(0.2)	(0.5)
Provision for (benefit from) income taxes	(0.7)	2.0	(0.4)

Net income (loss)	1.0%	3.4%	(0.8)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	January 1,	January 28,	February 3,
	2005	2006(1)	2007

Number of stores at beginning of period	215	218	235
Stores opened or acquired during period	17	30	34
Stores closed during period	(12)	(13)	(12)

Number of stores at end of period	220	235	257

(1)	The number of stores at the beginning of fiscal year 2005 is net of two stores that were closed during the four week transition period ended January 29, 2005.

Fiscal Year Ended February 3, 2007 Compared to Fiscal Year Ended January 28, 2006

Net sales.  Net sales were $204.8 million in fiscal year 2006, up from $194.8 million for fiscal year 2005, an increase of $10.0 million or 5.1%. The increase resulted from growth in stores to 257 in fiscal year 2006 from 235 in fiscal year 2005, offset by a 7.1% decrease in comparable store sales in fiscal year 2006 compared to a 16.7% increase in fiscal year 2005. Weak consumer demand for our sandal line during the first half of fiscal year 2006 and soft demand for boots, dress shoes and closed casuals during the second half of fiscal year 2006 were the primary causes for the comparable store sales decrease. Average unit selling prices increased 1.8% reflecting higher price points partially offset by greater promotional discounting compared to fiscal year 2005. Unit sales volume increased 3.3%. Our Internet and catalog sales increased 113.5% to $8.3 million in fiscal year 2006.

Gross profit.  Gross profit decreased to $62.2 million in fiscal year 2006 from $65.3 million in fiscal year 2005, a decrease of $3.1 million or 4.8%. The impact of new stores contributed $7.2 million of incremental gross profit which was more than offset by, $4.2 million for the decrease in comparable store sales resulting from weak customer demand, and $6.1 million for reduced margins resulting from increased promotional activity necessary in light of softer demand for our spring and fall lines. Permanent markdown costs increased to $17.4 million in fiscal year 2006 from $16.0 million in fiscal year 2005. As a percentage of sales, gross profit decreased to 30.4% in fiscal year 2006 from 33.5% in fiscal year 2005.

Selling expense.  Selling expense increased to $45.2 million in fiscal year 2006 from $38.4 million in fiscal year 2005, an increase of $6.8 million or 17.8%. The increase was primarily the result of our store expansion and included a $2.4 million increase in store payroll and payroll taxes, a $2.2 million increase in store depreciation expense, and a $1.1 million increase in catalog printing and mailing expense. As a percentage of sales, selling expenses increased to 22.1% of sales from 19.7% in fiscal year 2005.

General and administrative expense.  General and administrative expense increased to $18.2 million in fiscal year 2006 from $15.8 million in fiscal year 2005, an increase of $2.4 million or 15.4%. This increase is primarily attributable to a $1.1 million increase in administrative wages and benefits and a $0.8 million increase in professional fees, including $0.4 million related to expenses incurred in considering potential equity financing. As a percentage of sales, general and administrative expense increased to 8.9% from 8.1% in fiscal year 2005.

Loss on disposal of property and equipment.  Loss on disposal of property and equipment decreased to $0.3 million in fiscal year 2006 from $0.4 million in fiscal year 2005. The loss relates primarily to expensing leasehold improvements and store fixtures due to store closings and remodelings.

Interest expense.  Interest expense increased to $1.0 million in fiscal year 2006 from $0.4 million in fiscal year 2005, an increase of $0.6 million. The increase in interest expense reflects the increase in our average borrowings and an increase in interest rates compared to the prior year.

Income tax expense (benefit).  We recognized an income tax benefit of $0.9 million for fiscal year 2006 compared to income tax expense of $3.9 million for fiscal year 2005. Our effective tax rate in fiscal year 2006 was 37.1% reflecting an estimated combined net statutory federal and state income tax rate of 38% reduced by nondeductible permanent differences. Our effective tax rate in fiscal year 2005 was 37.6% reflecting an estimated combined net statutory federal and state income tax rate of 38% reduced by the favorable tax treatment of charitable contributions of inventory during the year. No valuation allowance has been provided for our net tax assets because we generated taxable income in prior carryback periods and we anticipate that future taxable income will be sufficient to allow us to fully realize these tax assets.

Net income (loss).  We had a net loss of $1.5 million in fiscal year 2006 compared to net income of $6.6 million in fiscal year 2005.

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

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 1, 2005
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005

Net sales	$34,305,013	$38,904,743	$31,589,495	$45,715,412
Gross profit	9,667,056	12,467,827	6,847,351	17,051,380
Operating expenses	10,904,057	10,856,076	11,173,404	12,026,681
Operating income (loss)	(1,237,001)	1,611,751	(4,326,053)	5,024,699

	Fiscal Year Ended January 28, 2006(1)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006

Net sales	$44,943,180	$45,255,560	$43,242,897	$61,338,488
Gross profit	15,406,619	14,983,321	11,840,353	23,110,631
Operating expenses	12,324,081	12,977,218	13,552,715	15,770,151
Operating income (loss)	3,082,538	2,006,103	(1,712,362)	7,340,480

	Fiscal Year Ended February 3, 2007(2)
	Thirteen	Thirteen	Thirteen	Fourteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007

Net sales	$49,804,913	$47,184,870	$46,552,522	$61,210,757
Gross profit	16,297,151	13,511,316	12,122,764	20,270,797
Operating expenses	15,112,020	14,986,654	16,082,440	17,580,978
Operating income (loss)	1,185,131	(1,475,338)	(3,959,676)	2,689,820

(1)	In connection with the change in our fiscal year we had a four week transition period from January 2, 2005 through January 29, 2005. The summary operating results for our transition period were as follows: net sales of $9,158,759, gross profit of $608,547, operating expenses of $3,530,744, and operating loss of $2,922,197.

(2)	On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The impact of stock based compensation expense on operating income(loss), is $214,218 for the thirteen weeks ended April 29, 2006, $228,598 for the thirteen weeks ended July 29, 2006, $250,431 for the thirteen weeks ended October 28, 2006, and $51,175, for the fourteen weeks ended February 3, 2007. The impact on the fourteen weeks ended February 3, 2007 reflects the reversal of $134,923 related to the change in the estimated vesting of performance shares issued in fiscal year 2006.

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

Prior to changing our fiscal year, the Easter holiday shifted between our first and second quarters influencing our quarterly comparable results. In fiscal year 2004, Easter occurred during the second quarter. With the change in our fiscal year in 2005, Easter will now always occur in our first quarter.

Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores or acquiring stores.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. During fiscal year 2005, we completed a private placement of common stock and warrants which generated net proceeds of approximately $7.5 million and we generated $17.5 million of operating cash flow. These sources provided the cash to fund $22.8 million of capital expenditures, and enabled us to end fiscal year 2005 with a cash balance of $3.9 million and no amounts drawn on our revolving credit facility. In contrast, in fiscal year 2006, we did not have any placements of debt or equity, generated $2.4 million of operating cash flow and relied primarily on draws from our revolving credit facility to fund $20.4 million of capital expenditures, resulting in an outstanding balance of $13.1 million on our revolving credit facility at February 3, 2007. As discussed below in “Financing Activities,” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	January 28,	February 3,
	2006	2007

Cash	$3,924,970	$407,346
Inventories	25,997,859	24,102,006
Total current assets	35,366,487	30,809,573
Revolving credit facility	—	13,099,304
Total current liabilities	27,599,760	32,518,530
Net working capital	7,766,727	(1,708,957)
Property and equipment, net	38,701,362	51,021,077
Total assets	74,754,684	83,158,859
Total shareholders’ equity	40,390,584	41,166,849
Unused borrowing capacity*	19,220,644	6,100,178

*	- as calculated under the terms of our revolving credit facility

We anticipate that our cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our current expansion plans as described in Investing Activities below.

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2006 through the end of our third quarter, cash used in operating activities was $7.6 million compared to cash provided by operating activities of $2.4 million for the entire fiscal year. For fiscal year 2005 through the end of the third quarter, cash provided by operating activities was $3.5 million compared to cash provided by operating activities of $17.5 million for the entire fiscal year.

Cash provided by operating activities was $2.4 million in fiscal year 2006 compared to cash provided by operating activities of $17.5 million in fiscal year 2005. Besides the $8.0 million decrease in net income in fiscal year 2006, the most significant use of cash in operating activities, which also accounts for the majority of the change in cash from operating activities compared to fiscal year 2005, primarily relates to an $8.0 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005 compared to an $11.4 million increase in these liabilities during fiscal year 2005. Accrued employee compensation decreased $2.3 million in fiscal year 2006 primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $1.3 million in fiscal year 2006 primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $4.4 million in fiscal year 2006 primarily as the result of lower inventory and construction in progress at the end of fiscal year 2006. As discussed below in “Financing Activities,” the reduction of accounts payable and accrued expenses in fiscal year 2006 was financed through increased borrowings on our revolving credit facility.

Our inventories at February 3, 2007 decreased to $24.1 million from $26.0 million at January 28, 2006. We believe that at February 3, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2005, cash provided by operating activities was $17. 5 million compared to net cash provided by operations of $6.8 million in fiscal year 2004, an increase of $10.7 million The primary components of this increase are a $5.1 million increase in net income, a $1.9 million increase in depreciation expense and a $1.5 million increase in accrued rent.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of February 3, 2007, our lease payment obligations under these leases totaled $25.9 million for fiscal year 2007, and an aggregate of $201.3 million through 2020.

Investing activities

In fiscal year 2006, cash used in investing activities was $20.2 million compared to $22.7 million in fiscal year 2005 and $11.4 million in fiscal year 2004. During each year, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. A substantial portion of the capital expenditures, $2.9 million in fiscal year 2006, $5.2 million in fiscal year 2005, and $2.9 million in fiscal year 2004 relate to construction in progress for new and remodeled stores to be opened during the spring of the following year.

Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. As of April 16, 2007, we have opened four new stores in fiscal year 2007. We currently plan to open a total of approximately 10 to 12 new stores in fiscal year 2007. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store is expected to range from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $360,000. We remodeled 15 stores during fiscal year 2006. As of April 16, 2007, we completed the remodeling of five stores in fiscal year 2007. We currently plan to remodel a total of approximately 9 stores in fiscal year 2007.

We currently project our capital expenditures in fiscal year 2007 to be approximately $10.0 million. We anticipate being able to fund this level of store expansion from internally generated cash flow and borrowings from our revolving credit facility. We retain considerable latitude regarding our plans for the second half of 2007 and will make commitments commensurate with evolving business and economic conditions over the next twelve months.

Financing activities

In fiscal year 2006, our net cash provided by financing activities was $14.3 million compared to $7.7 million in fiscal year 2005 and $10.7 million in fiscal year 2004. In fiscal year 2006, this related primarily to draws on our revolving credit facility, in fiscal year 2005, this related primarily to our private placement discussed below, and in fiscal year 2004, this related primarily to our initial public offering, discussed below.

Effective August 31, 2006, we amended our secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.) to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 8.25% per annum as of February 3, 2007 and 7.25% as of January 28, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

We had a balance under our credit facility of $13.1 million and had approximately $6.1 million in unused borrowing capacity calculated under the provisions of our credit facility as of February 3, 2007. During fiscal year 2006, the highest outstanding balance on our credit facility was $21.7 million. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

As of April 16, 2007, we had an outstanding balance of $20.0 million and approximately $1.5 million of unused borrowing capacity, based on our borrowing base calculations. Because of this relatively low level of unused borrowing capacity, we requested and the bank agreed on April 18, 2007, to adjust the borrowing base calculation to provide for additional borrowing capacity of $1,250,000 for the period April 20, 2007 through May 18, 2007. To the extent that cash generated by operations does not result in increased levels of unused borrowing capacity, we may consider additional financing alternatives. See “Item 1. — Business — Risk Factors — Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility.” See also “Item 9B. Other information” which is incorporated herein by reference.

Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. As of February 3, 2007, we were in compliance with all of our financial and other covenants under the facility and expect to remain in compliance throughout fiscal year 2007 based on the expected execution of our business plan, which includes increasing our focus on inventory management and expense control.

On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments, to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to open new stores and remodel existing stores. Through February 3, 2007, warrants underlying 112,500 shares of common stock had been exercised, including 50,000 shares exercised during fiscal year 2006, generating net proceeds to us of $1,145,250 including approximately $509,000 received in fiscal year 2006.

In connection with this transaction, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of February 3, 2007, the maximum amount of liquidated damages that we could be required to pay was $1,225,000, which represents 14 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.

We estimated the grant date fair value of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of five years. Because the warrants were issued in connection with the sale of common stock and we have no obligation to settle the warrants by any means other than through the issuance of shares of our common stock we have included the fair value of the warrants as a component of shareholders’ equity.

As of February 3, 2007, the aggregate payments remaining on our capital lease obligations were approximately $0.3 million through 2008, including $0.2 million due in fiscal year 2007, compared to remaining aggregate payments of $0.8 million as of January 28, 2006.

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

In connection with our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. In addition, we are required for a five year period, (i) at the request of a majority of the warrant holders, to use our best efforts to file one registration statement, at our expense, covering the sale of the shares of common stock underlying the warrants and (ii) at the request of any holders of warrants, to file additional registration statements covering the shares of common stock underlying the warrants at the expense of those holders. We are required to maintain the effectiveness of any demand registration statement for up to nine consecutive months. Except for the registration rights that we have granted to the prior holders of our subordinated convertible debentures, we generally agreed not to make any registered offering of our securities, with limited exceptions, or to include any other shares on any such demand registration statement, at any time that we are required to maintain the effectiveness of a demand registration statement, without first obtaining the consent of a majority of the holders of warrants and warrant shares that are not then held by the public or by us or other excepted persons who have a relationship with us and our affiliates. In connection with our April 8, 2005 private placement the majority of the warrant holders waived certain of these rights. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of the initial public offering. We have registered the shares underlying these warrants in the registration statement relating to the common stock and warrants issued in our April 8, 2005 private placement. Through February 3, 2007, warrants underlying 94,500 shares of common stock, including warrants underlying 54,000 shares during fiscal year 2006, had been tendered in cashless exercise transactions under which we issued 35,762 shares of common stock, including 21,366 shares during fiscal year 2006.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2007:

	Payments Due in Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations(1)	302,135	236,983	65,152	—	—
Operating lease obligations(2)	201,307,705	25,916,500	50,763,414	46,831,929	77,795,862
Purchase obligations(3)	28,811,680	28,378,699	410,186	22,795	—
Other long-term liabilities	—	—	—	—	—

Total	$230,421,520	$54,532,182	$51,238,752	$46,854,724	$77,795,862

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At February 3, 2007 and January 28, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe adopting FIN 48 will have a material impact on our financial statements.

Impact of Inflation

Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our earnings and cash flows may be subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. We had $13.1 million of outstanding borrowings under our revolving credit facility at February 3, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.

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

Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2006.

Item 9B.	Other Information.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Amendment of Minimum Availability Covenant of Credit Facility.

On April 18, 2007, we entered into a Waiver and Consent Agreement (the “Amendment”) with respect to our Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. (the “Agreement”). Under the Agreement, we have a minimum availability financial covenant under which we must maintain a minimum availability, subject to certain exceptions, of not less than the greater of $1.5 million or six percent of our borrowing base (as defined in the Agreement). Under the Amendment, the lender has agreed that for the period from April 20, 2007 through and including May 18, 2007, we shall be required to maintain a minimum availability of not less than $250,000. On and after May 19, 2007, we will be required to comply with the minimum availability covenant in effect prior to the Amendment. We paid a fee of $75,000 in connection with the Amendment. At the time of the Amendment, we were in compliance with all of our financial and other covenants under the Agreement and expect to remain in compliance throughout fiscal year 2007 based on the expected execution of our business plan.

For additional information regarding the Agreement and the Amendment, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” which is incorporated herein by reference. The descriptions of the Agreement and the Amendment contained herein are qualified in their entirety by the full text of such documents, which are filed as exhibits to this Annual Report on Form 10-K.

We maintain other relationships with Bank of America, N.A. from time to time, including commercial banking and other financial services. Andrew N. Baur, one of the Company’s directors and a shareholder, is a director of Marshall & Ilsley Corporation and Chairman of Southwest Bank of St. Louis, a subsidiary of Marshall & Ilsley. Southwest Bank is a 10% participant in the credit facility.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2007 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2007 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 15, 2007 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	51	Chairman of the Board and Chief Executive Officer
Michele A. Bergerac	51	President and Director
Mark D. Ianni	46	Executive Vice President — General Merchandise Manager
Lawrence L. Spanley, Jr.	60	Executive Vice President — Chief Financial Officer, Treasurer and Secretary
Stanley K. Tusman	60	Executive Vice President — Inventory and Information Management
Joseph R. Vander Pluym	55	Executive Vice President — Stores

Peter A. Edison has over 29 years of experience in the fashion and apparel industry. Between 1986 and 1997, Mr. Edison served as director and as an officer in various divisions of Edison Brothers Stores, Inc., including serving as the Director of Corporate Development for Edison Brothers, President of Edison Big & Tall, and as President of Chandlers/Sacha of London. He also served as Director of Marketing and Merchandise Controller, and in other capacities, for Edison Shoe Division. Mr. Edison received his M.B.A. in 1981 from Harvard Business School, and served as chairman of the board of directors of Dave & Busters, Inc. until February 2006. He has served as our Chairman of the Board and Chief Executive Officer since October 1997.

Michele A. Bergerac has over 29 years of experience in the junior and contemporary women’s shoe business including a 17-year career in various divisions of the May Company and seven years with Bakers. Ms. Bergerac started at Abraham & Straus as an Assistant Buyer. Her buying and merchandising career with the May Company included positions at G. Fox, May Corporate, May Company California and Foley’s, where she was the Vice President of Footwear, prior to being hired by Edison Brothers as President of Edison Footwear Group in 1998. Ms. Bergerac has served as our President since June 1999.

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

Each of the executive officers has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2007 Proxy Statement under the caption “Executive Compensation — Potential Payments Upon Termination or Change of Control” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2007 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2007 Proxy Statement is incorporated herein by this reference. No other sections of the 2007 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2007 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” (including the information set forth under the sub-caption “Compensation Committee Report”) are hereby incorporated by reference. No other sections of the 2007 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2007 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2007 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2007 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2007 Proxy Statement is hereby incorporated by reference. No other sections of the 2007 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2007 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference. No other sections of the 2007 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:  The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.1.1, 10.2, 10.5, 10.8 through 10.13 and 10.19 through 10.36. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERS FOOTWEAR GROUP, INC.

April 23, 2007

By	/s/ PETER A. EDISON
Peter A. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)	April 23, 2007

* (Lawrence L. Spanley, Jr.)	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 23, 2007

* (Andrew N. Baur)	Director	April 23, 2007

* (Michele Bergerac)	Director	April 23, 2007

* (Timothy F. Finley)	Director	April 23, 2007

* (Harry E. Rich)	Director	April 23, 2007

* (Scott C. Schnuck)	Director	April 23, 2007

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/  PETER A. EDISON
Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
3.2		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.1		Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.2		Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.3		Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.4		Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.5		Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.6		Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.7		Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on March 21, 2007).
10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50563) filed on March 21, 2007).
10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.3		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.4		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.5		Consultant Agreement dated May 18, 2001 by and between the Company and Mark H. Brown & Associates, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.6		Letter of Understanding Between the Company, Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais Ltda. (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.7		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).

Exhibit No.		Description

10.8		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.9		Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.10		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.11		Employment Agreement dated September 5, 2006 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10.12		Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10.13		Employment Agreement dated August 26, 2006 by and between the Company and Larry Spanley.
10.14		Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10	.14.1	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10	.14.2	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company.
10.15		Tax Indemnification Agreement among the Company and its shareholders dated January 3, 2004. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
10.16		Software License Agreement dated June 3, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.17		Amendment to Software License Agreement and Software Support Agreement dated June 4, 1999 by and between JDA Software, Inc. and the Company (incorporated by reference to Exhibit 10.30 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.18		Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
10.19		Letter to Peter Edison outlining 2006 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.20		Letter to Michele Bergerac outlining 2006 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.21		Letter to Stan Tusman outlining 2006 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.22		Letter to Mark Ianni outlining 2006 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.23		Letter to Joe Vander Pluym outlining 2006 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.24		Letter to Larry Spanley outlining 2006 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.25		Letter to Peter Edison outlining 2007 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

Exhibit No.	Description

10.26	Letter to Michele Bergerac outlining 2007 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.27	Letter to Stan Tusman outlining 2007 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.28	Letter to Mark Ianni outlining 2007 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.29	Letter to Joe Vander Pluym outlining 2007 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.30	Letter to Larry Spanley outlining 2007 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.31	Summary of March 16, 2006 stock option grants and performance awards for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.32	Summary of March 15, 2007 stock option grants and performance awards for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.33	Summary of base salaries for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2006 (File No. 000-50563)).
10.34	Summary of Compensation of Non-management Directors as of March 16, 2006 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10.35	Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to the Company’s 2005 Proxy Statement dated April 27, 2005, Appendix A).
10.36	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 13 of the Financial Statements).
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of February 3, 2007 and January 28, 2006 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended February 3, 2007, the year ended January 1, 2005, and the four week transition period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the two years in the period ended February 3, 2007, the year ended January 1, 2005, and the four week transition period ended January 29, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments effective January 29, 2006.

/s/  Ernst & Young LLP

St. Louis, Missouri
April 19, 2007

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	January 28,	February 3,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,924,970	$407,346
Accounts receivable	1,099,436	1,352,936
Other receivables	1,271,544	1,140,168
Inventories	25,997,859	24,102,006
Prepaid expenses and other current assets	1,251,581	713,810
Prepaid income taxes	—	1,129,637
Deferred income taxes	1,821,097	1,963,670

Total current assets	35,366,487	30,809,573
Property and equipment, net	38,701,362	51,021,077
Deferred income taxes	—	424,139
Other assets	686,835	904,070

Total assets	$74,754,684	$83,158,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,059,734	$8,134,642
Accrued expenses	11,922,950	9,004,436
Sales tax payable	634,497	757,868
Accrued income taxes	1,297,964	—
Deferred income	1,297,872	1,332,473
Revolving credit facility	—	13,099,304
Current maturities of capital lease obligations	386,743	189,807

Total current liabilities	27,599,760	32,518,530
Obligations under capital leases, less current maturities	247,671	57,863
Accrued rent liabilities	6,327,625	9,415,617
Deferred income taxes	189,044	—
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 6,300,479 and 6,493,035 shares outstanding at January 28, 2006 and February 3, 2007, respectively	630	649
Additional paid-in capital	34,252,066	36,571,423
Retained earnings	6,137,888	4,594,777

Total shareholders’ equity	40,390,584	41,166,849

Total liabilities and shareholders’ equity	$74,754,684	$83,158,859

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

		Four Weeks
	Year Ended	Ended	Year Ended	Year Ended
	January 1,	January 29,	January 28,	February 3,
	2005	2005	2006	2007

Net sales	$150,514,663	$9,158,759	$194,780,125	$204,753,062
Cost of merchandise sold, occupancy, and buying expenses	104,481,049	8,550,212	129,439,201	142,551,034

Gross profit	46,033,614	608,547	65,340,924	62,202,028
Operating expenses:
Selling	31,366,210	2,357,862	38,384,575	45,221,479
General and administrative	12,915,802	1,143,899	15,778,796	18,207,593
Loss on disposal of property and equipment	475,405	8,489	440,542	277,754
Impairment of long-lived assets	202,801	20,494	20,252	55,266

Operating income (loss)	1,073,396	(2,922,197)	10,716,759	(1,560,064)
Other income (expense):
Interest expense	(936,607)	(30,360)	(426,617)	(1,005,217)
Other income (expense), net	328,744	17,356	212,430	112,310

Income (loss) before income taxes	465,533	(2,935,201)	10,502,572	(2,452,971)
Provision for (benefit from) income taxes	(962,468)	(1,069,402)	3,949,282	(909,860)

Net income (loss)	$1,428,001	$(1,865,799)	$6,553,290	$(1,543,111)

Net income (loss) per common share:
Basic	$0.31	$(0.37)	$1.10	$(0.24)

Diluted	$0.28	$(0.37)	$1.04	$(0.24)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A, Class B, and
	Common Stock		Class C Common Stock			Retained
	Shares		Shares		Additional	Earnings
	Issued and		Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit)	Total

Balance at January 3, 2004	—	$—	1,426,188	$1,426	$3,756,814	$(503,754)	$3,254,486
Adjust accumulated deficit and shareholder distributions to reflect conversion from S Corporation to C Corporation	—	—	—	—	(442,140)	503,754	61,614
Accretion of Class A redeemable stock	—	—	—	—	—	(116,854)	(116,854)
Accretion of Class B redeemable stock	—	—	—	—	—	139,250	139,250
Exchange of Class A and B common stock for new common stock	1,965,150	197	(1,426,188)	(1,426)	1,823,475	—	1,822,246
Shares issued in connection with Initial Public Offering	2,484,000	248	—	—	15,530,745	—	15,530,993
Conversion of convertible debentures into common stock	653,331	65	—	—	4,954,736	—	4,954,801
Net income	—	—	—	—	—	1,428,001	1,428,001

Balance at January 1, 2005	5,102,481	510	—	—	25,623,630	1,450,397	27,074,537
Net loss	—	—	—	—	—	(1,865,799)	(1,865,799)

Balance at January 29, 2005	5,102,481	510	—	—	25,623,630	(415,402)	25,208,738
Shares issued in connection with private placement of common stock and warrants	1,000,000	100	—	—	7,538,319	—	7,538,419
Shares issued in connection exercise of stock warrants	76,896	8	—	—	636,242	—	636,250
Shares issued in connection exercise of stock options	121,102	12	—	—	128,953	—	128,965
Income tax benefit from exercise of stock options	—	—	—	—	324,922	—	324,922
Net income	—	—	—	—	—	6,553,290	6,553,290

Balance at January 28, 2006	6,300,479	630	—	—	34,252,066	6,137,888	40,390,584
Share based compensation expense	—	—	—	—	744,422	—	744,422
Shares issued in connection exercise of stock warrants	71,366	7	—	—	508,983	—	508,990
Shares issued in connection exercise of stock options	121,190	12	—	—	451,410	—	451,422
Income tax benefit from exercise of stock options	—	—	—	—	614,542	—	614,542
Net loss	—	—	—	—	—	(1,543,111)	(1,543,111)

Balance at February 3, 2007	6,493,035	$649	—	$—	$36,571,423	$4,594,777	$41,166,849

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

		Four Weeks
	Year Ended	Ended	Year Ended	Year Ended
	January 1,	January 29,	January 28,	February 3,
	2005	2005	2006	2007

Operating activities
Net income (loss)	$1,428,001	$(1,865,799)	$6,553,290	$(1,543,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,368,834	340,580	5,259,431	7,579,929
Deferred income taxes	(1,098,640)	(971,913)	476,593	(755,756)
Stock-based compensation expense	—	—	—	744,422
Income tax benefit from exercise of stock options	—	—	324,922	—
Beneficial conversion of subordinated debentures	163,333	—	—	—
Amortization of debt discount	9,820	—	—	—
Accretion of stock warrants	12,500	—	—	—
Impairment of long-lived assets	202,801	20,494	20,252	55,266
Loss on disposal of property and equipment	475,405	8,489	440,542	277,754
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(645,441)	540,696	(1,028,371)	(122,124)
Inventories	(4,010,497)	(1,011,602)	(8,195,504)	1,895,853
Prepaid expenses and other current assets	(18,439)	(132,409)	(70,825)	537,771
Prepaid income taxes	—	—	—	(1,129,637)
Other assets	510,369	(23,473)	(309,368)	(217,235)
Accounts payable	3,132,392	1,841,616	3,556,074	(3,925,092)
Accrued expenses and deferred income	2,156,394	(2,562,060)	6,622,806	(2,760,542)
Accrued income taxes	—	—	1,259,871	(1,297,964)
Accrued rent liabilities	1,088,349	15,329	2,626,177	3,087,992

Net cash provided by (used in) operating activities	6,775,181	(3,800,052)	17,535,890	2,427,526
Investing activities
Purchase of property and equipment	(11,409,438)	(1,385,436)	(22,816,172)	(20,390,113)
Proceeds from disposition of property and equipment	44,025	2,175	122,494	157,449

Net cash used in investing activities	(11,365,413)	(1,383,261)	(22,693,678)	(20,232,664)
Financing activities
Net borrowings (payments) on line of credit	(2,169,474)	—	—	13,099,304
Excess income tax benefit from exercise of stock options	—	—	—	614,542
Net proceeds from sale of common stock and warrants	15,530,993	—	7,538,419	—
Net proceeds from exercise of stock options	—	—	128,965	451,422
Net proceeds from exercise of stock warrants	—	—	636,250	508,990
Payments to retire stock warrants	(850,000)	—	—	—
Principal payments under capital lease obligations	(947,332)	(60,063)	(652,635)	(386,744)
Principal payments of subordinated debt	(859,910)	—	—	—
Cash distributions to shareholders	(13,385)	—	—	—

Net cash provided by (used in) financing activities	10,690,892	(60,063)	7,650,999	14,287,514

Net increase (decrease) in cash and cash equivalents	6,100,660	(5,243,376)	2,493,211	(3,517,624)
Cash and cash equivalents at beginning of period	574,475	6,675,135	1,431,759	3,924,970

Cash and cash equivalents at end of period	$6,675,135	$1,431,759	$3,924,970	$407,346

Supplemental disclosures of cash flow information
Cash paid for income taxes	$142,735	$—	$1,852,368	$1,643,607

Cash paid for interest	$776,580	$39,619	$423,006	$986,622

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
February 3, 2007

1.	Summary of Significant Accounting Policies

Operations

Bakers Footwear Group, Inc., (the Company) was incorporated in 1926 and is engaged in the sale of shoes and accessories through over 250 retail stores throughout the United States under the Bakers and Wild Pair names. The Company is a national full-service retailer specializing in moderately priced fashion footwear. The Company’s products include private-label and national brand dress, casual, and sport shoes, boots, sandals and accessories such as handbags and costume jewelry.

Fiscal Year

The Company’s fiscal year is based upon a 52-53 week retail calendar, ending on the Saturday nearest January 31. On March 10, 2005, the Company changed its fiscal year end to the standard retail calendar, ending on the Saturday nearest January 31. Prior to this change, the Company’s fiscal year ended four weeks earlier than the standard retail calendar. As a result of this change, the Company had a four week transition period ending January 29, 2005. These financial statements present the Company’s financial position as of February 3, 2007 and January 28, 2006 and the Company’s results of operations and cash flows for the fiscal years ended February 3, 2007 and January 28, 2006, the four week transition period ended January 29, 2005, and the fiscal year ended January 1, 2005. The fiscal year ended February 3, 2007 is a 53 week period. The fiscal years ended January 1, 2005, and January 28, 2006 were 52 week periods. The Company believes that the fifty-third week of fiscal year 2006 does not materially effect the comparison of fiscal year 2006 to fiscal year 2005

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. During periods when the Company has outstanding balances on its revolving credit agreement, substantially all cash is held in depository accounts where disbursements are restricted to payments on the revolving credit agreement and the Company’s disbursing accounts are funded through draws on the revolving credit agreement. During periods when the Company does not have outstanding balances on its revolving credit agreement, it invests cash in a money market fund as well as in its depository accounts.

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

The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the year ended January 1, 2005, the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, the Company recorded $202,801, $20,494, $20,252, and $55,266 respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

Revenue Recognition

Retail sales are recognized at the point of sale to the customer, are recorded net of estimated returns, and exclude sales tax. Non-store sales through the Company’s Web site or call center are recognized as revenue at the point when title passes. Title passes to the customer at the time the product is shipped to the customer on an FOB shipping point basis.

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

Stock-Based Compensation

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the Company’s previously disclosed pro forma stock-based compensation expense determined using SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to January 29, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense totaled $555,940, $25,711, $1,027,679, and $2,118,106 for the year ended January 1, 2005, the four weeks ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively.

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

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. Prior to January 4, 2004, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code (the Code) under which the shareholders included the Company’s operating results in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income tax. However, the Company was subject to income taxes in certain states in which it conducts business. In connection with the IPO, effective January 4, 2004, the Company revoked its status as an S corporation and became subject to taxation as a C corporation.

Distributions to Shareholders

Through January 3, 2004, the Company was an S Corporation and the shareholders, rather than the Company, were responsible for federal and most state and local income tax liabilities related to the taxable income generated by the Company. The Company’s policy was to make periodic distributions to its shareholders in amounts estimated to be sufficient to allow the shareholders to pay the income taxes on their proportionate share of the Company’s taxable income. In certain states where the Company has operations, the Company made such shareholder distributions in connection with filing composite income tax returns on behalf of the shareholders. The Company had accrued distributions of $75,000 at January 3, 2004 related to composite state income tax returns to be filed for the year then ended. Upon filing final S Corporation income tax returns for the year ended January 3, 2004, the Company determined that distributions were over accrued at January 3, 2004 by $61,614, and, as a result, the Company adjusted paid-in capital in connection with the conversion to a C corporation by that amount.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

The Company recognized income of $1,671,282, $149,471, $2,189,855 and $2,673,285 for the year ended January 1, 2005 the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $2,032,178, $119,507, $3,280,685 and $3,566,463 for the year ended January 1, 2005 the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $201,329, $25,023, $404,924, and $809,408 for the year ended January 1, 2005, the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe adopting FIN 48 will have a material impact on its financial statements.

2.	Issuance of Common Stock and Warrants

Effective April 8, 2005, the Company sold to certain investors in a private placement 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were $7,538,419. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. Through February 3, 2007, warrants relating to 112,500 shares were exercised, including 50,000 shares exercised during fiscal year 2006, resulting in the receipt by the Company of $1,145,250, including approximately $509,000 received in fiscal year 2006.

In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of February 3, 2007, the maximum amount of liquidated damages that the Company could be required to pay was $1,225,000, which represents 14 potential monthly payments of $87,500. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

The Company estimated the fair value at date of issue of the 375,000 stock purchase warrants, including the placement agent warrants, issued in connection with the private placement to be $2,160,000 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.5%, expected volatility of 64%, and expected warrant life of five years. Because the Company has no obligation to settle the warrants by any means other than through the issuance of shares of its common stock, the Company has included the fair value of the warrants as a component of shareholders’ equity.

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

The Company sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through February 3, 2007, warrants underlying 94,500, shares of common stock, including warrants underlying 54,000 shares during fiscal year 2006, had been tendered in cashless exercise transactions under which the Company issued 35,762 shares of common stock, including 21,366 shares issued during fiscal year 2006.

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

On March 1, 2004, the Company retired stock purchase warrants, issued in 1999 in connection with the issuance of a subordinated note payable, by the payment of $850,000. The warrants entitled the note holder to acquire 76,907 shares of Class A common stock at an exercise price of $0.001 per share. The note holder could also put the warrants to the Company on the maturity date of the related subordinated note, March 1, 2004. The minimum stated repurchase obligation for the warrants on that date was $850,000. At the date of issuance in fiscal 1999, the Company determined the fair value of the subordinated note payable and allocated the proceeds received between the note and warrants based on their respective fair values at the time of issuance. The value allocated to the warrants, $307,551, was recorded as a debt discount to be charged to interest expense over the life of the notes using the effective interest method. The warrants were accreted, using the effective interest method, to the minimum repurchase amount of $850,000 over the term of the note as interest expense, which was $12,500 for the year ended January 1, 2005.

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

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful	January 28,	February 3,
	Lives	2006	2007

Furniture, fixtures, and equipment	3 to 8 years	$20,249,066	$28,009,665
Leasehold improvements	up to 10 years	25,073,799	38,285,637
Computer equipment and software	3 years	3,913,903	4,529,367
Construction in progress		5,223,362	2,896,032

		54,460,130	73,720,701
Less accumulated depreciation and amortization		15,758,768	22,699,624

		$38,701,362	$51,021,077

Depreciation and amortization of property and equipment was, $3,368,834, $340,580, and $5,259,431 and $7,579,929 for the year ended January 1, 2005 the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	January 28,	February 3,
	2006	2007

Employee compensation and benefits	$4,674,087	$2,304,338
Accrued rent	193,940	503,034
Other	7,054,923	6,197,064

	$11,922,950	$9,004,436

6.	Capital Lease Obligations

Assets under capital leases totaling $4,111,980 at both January 28, 2006 and February 3, 2007, relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $3,140,259 and $3,788,004 at January 28, 2006 and February 3, 2007, respectively.

Obligations under capital leases were $634,414 and $247,670 at January 28, 2006 and February 3, 2007, respectively.

Future minimum lease payments at February 3, 2007 under capital leases are as follows:

Fiscal year:
2007	$236,983
2008	65,152

Total minimum lease payments	302,135
Less amount representing interest	54,465

Present value of minimum lease payments (including current portion of $189,807)	$247,670

7.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $27,114,210, $2,227,146, $32,491,882, and $38,578,530 for the year ended January 1, 2005, the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $265,641, $19,525, $477,499, and $231,104 for the year ended January 1, 2005, the four week transition period ended January 29, 2005, and the years ended January 28, 2006 and February 3, 2007 respectively.

Future minimum lease payments, excluding executory costs, at February 3, 2007 are as follows:

Fiscal year:
2007	$25,916,500
2008	25,803,608
2009	24,959,806
2010	24,054,551
2011	22,777,378
Thereafter	77,795,862

$201,307,705

8.	Revolving Credit Agreement

The Company has a revolving credit agreement with a commercial bank. This agreement, as amended in August 2006, calls for a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, which is based substantially on our inventory level. This agreement matures on August 31, 2010, and is secured by substantially all assets of the Company. Interest is payable monthly at the bank’s base rate (8.25% per annum at February 3, 2007). The weighted average interest rate approximated 5.68%, 6.5%, and 8.1% for the years ended January 1, 2005, January 28, 2006, and February 3, 2007, respectively. There were no borrowings during the four week transition period ended January 29, 2005. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line of credit, $40,000,000, as amended, and the average loan balance. At February 3, 2007, the Company has approximately $6,100,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25%.

As of April 16, 2007, the Company had an outstanding balance of $20.0 million and approximately $1.5 million of unused borrowing capacity, based on the borrowing base calculation. On April 18, 2007, the bank agreed to adjust the borrowing base calculation to provide for additional availability of $1,250,000 for the period April 20, 2007 through May 18, 2007. As of February 3, 2007, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2007 based on the expected execution of its business plan, which includes increasing the focus on inventory management and expense control.

The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At January 28, 2006 and February 3, 2007, the Company had no outstanding letters of credit.

9.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company contributed $20,862, $0, $112,768, and $0 for the year ended January 1, 2005, the four week transition period ended January 29, 2005, and the years ended January 28, 2006, and February 3, 2007 respectively.

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

Effective January 4, 2004, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through January 3, 2004, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducted business.

As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the time of conversion. The Company recognized a net benefit of $1,158,043 for the impact of these amounts as a component of the provision for income taxes for the year ended January 1, 2005.

Significant components of the provision for (benefit from) income taxes are as follows:

		Four Weeks
	Year Ended	Ended	Year Ended	Year Ended
	January 1,	January 29,	January 28,	February 3,
	2005	2005	2006	2007

Current:
Federal	$—	$(82,096)	$2,962,463	$(111,713)
State and local	136,172	(15,393)	548,319	(42,391)

Total current	136,172	(97,489)	3,510,782	(154,104)

Deferred:
Federal	(868,365)	(818,453)	363,248	(639,486)
State and local	(230,275)	(153,460)	75,252	(116,270)

Total deferred	(1,098,640)	(971,913)	438,500	(755,756)

Total provision for (benefit from) income taxes	$(962,468)	$(1,069,402)	$3,949,282	$(909,860)

The differences between the provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

		Four Weeks
	Year Ended	Ended	Year Ended	Year Ended
	January 1,	January 29,	January 28,	February 3,
	2005	2005	2006	2007

Federal income tax at statutory rate	$162,937	(1,027,320)	$3,675,900	$(858,540)
Impact of graduated Federal rates	(4,656)	29,352	(100,000)	24,530
State and local income taxes, net of Federal income taxes	14,787	(72,564)	415,086	(108,632)
Permanent differences	22,507	1,130	(41,704)	32,782
Conversion from S Corporation to C Corporation status	(1,158,043)	—	—	—

Total provision for (benefit from) income taxes	$(962,468)	$(1,069,402)	$3,949,282	$(909,860)

Permanent differences generally relate to expenses that are not deductible for income tax purposes. For the year ended January 28, 2006, permanent differences relate primarily to charitable contribution tax deductions in excess of amounts recognized as expense for financial statement purposes.

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. During the year ended February 3, 2007, the Company increased the estimated federal tax rate at which temporary differences are assumed to reverse from 34% to 35%. This did not have a material impact on the provision for income taxes.

Components of the Company’s deferred tax assets and liabilities are as follows:

	January 28,	February 3,
	2006	2007

Deferred tax assets:
Vacation accrual	$387,344	$426,763
Inventory	1,593,904	1,712,111
Stock-based compensation	267,835	443,840
Accrued rent	2,380,024	3,646,741

Total deferred tax assets	4,629,107	6,229,455

Deferred tax liabilities:
Property and equipment	2,836,902	3,666,442
Prepaid expenses	160,152	175,204

Total deferred tax liabilities	2,997,054	3,841,646

Net deferred tax assets	$1,632,053	$2,387,809

12.	Stock-Based Compensation

Adoption of SFAS 123R

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the Company’s previously disclosed pro forma stock-based compensation expense determined using SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to January 29, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and the disclosure-only provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant.

Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

		Four Weeks
	Year Ended	Ended	Year Ended
	January 1,	January 29,	January 28,
	2005	2005	2006

Net income (loss) as reported	$1,428,001	$(1,865,799)	$6,553,290
Add: Stock based compensation expense included in net income as reported	—	—	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(366,030)	(33,275)	(544,135)

Pro forma net income (loss)	$1,061,971	$(1,899,074)	$6,009,155

Basic earnings (loss) per share:
As reported	$0.31	$(0.37)	$1.10
Pro forma	$0.23	$(0.37)	$1.00
Diluted earnings (loss) per share:
As reported	$0.28	$(0.37)	$1.04
Pro forma	$0.21	$(0.37)	$0.96

Stock Options

The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, no option can be for a term of more than 10 years from the date of grant. In general, options vest ratably over three to five years on each annual anniversary date of the option grant. The Company has issued new shares of stock upon exercise of stock options through fiscal year 2006 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the years ended January 28, 2006 and February 3, 2007, are as follows:

	Year Ended	Year Ended
	January 28, 2006	February 3, 2007

Options granted	205,200	91,728
Weighted-average fair value of options granted	$6.92	$10.48
Assumptions:
Dividends	0%	0%
Risk-free interest rate	3.0% - 3.5%	4.75% - 5.0%
Expected volatility	64%	50% - 55%
Expected option life	6 years	5 - 6 years

Stock option activity through February 3, 2007 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at January 3, 2004	268,992	$0.01	—	$—	268,992	$0.01
Granted	—	—	304,500	7.75	304,500	7.75
Vested	1,000	7.75	(1,000)	7.75	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(4,900)	7.75	(4,900)	7.75

Balance at January 1, 2005	269,992	0.04	298,600	7.75	568,592	4.09
Granted	—	—	205,200	11.32	205,200	11.32
Vested	59,720	7.75	(59,720)	7.75	—	—
Exercised	(121,102)	1.09	—	—	(121,102)	1.09
Forfeited	(900)	7.75	(5,400)	8.41	(6,300)	8.32

Balance at January 28, 2006(1)	207,710	1.62	438,680	9.41	646,390	6.91
Granted	—	—	91,728	19.61	91,728	19.61
Vested	98,660	9.21	(98,660)	9.21	—	—
Exercised	(121,190)	3.79	—	—	(121,190)	3.79
Forfeited	(1,380)	8.32	(16,220)	13.55	(17,600)	13.14

Balance at February 3, 2007	183,800	4.22	415,528	11.55	599,328	9.30

(1)	There were no options granted, vested, exercised, or forfeited during the four week transition period ended January 29, 2005.

Total stock based compensation expense recognized for the year ended February 3, 2007 was $744,422. The impact of stock based compensation on net income (loss), after recognition of income tax benefits of $286,022, is a reduction of $458,400, or $0.07 per share, for the year ended February 3, 2007. The total intrinsic value of the 121,190 options exercised during the year ended February 3, 2007, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,906,096. The Company will realize an income tax deduction equal to the intrinsic value of stock options exercised, resulting in an income tax benefit of $728,861. This income tax benefit has been reflected as a $614,542 increase in additional paid-in capital and a $114,319 reduction in deferred income tax asset. For the year ended February 3, 2007, the Company received $451,422 in cash payments from option holders upon exercise of options.

The following table summarizes information about vested stock options as of February 3, 2007:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	98,540	7.0	$0.01	$1,132,225
$7.75	53,440	7.0	7.75	200,400
$9.30 — $13.80	31,820	8.1	11.31	6,323
$20.06	—	—	—	—

Total ($0.01 — $20.06)	183,800	7.2	4.22	$1,338,948

The following table summarizes information about vested stock options and stock options expected to vest as of February 3, 2007:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	98,540	7.0	$0.01	$1,132,225
$7.75	221,200	7.0	7.75	829,500
$9.30 — $13.80	190,816	8.2	11.38	35,731
$20.06	75,050	9.1	20.06	—

Total ($0.01 — $20.06)	585,606	7.7	9.21	$1,997,456

As of February 3 2007, the total unrecognized compensation cost related to non vested stock-based compensation is $1,272,510, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

Restricted and Performance Shares

The Company has established the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan). Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan. During the year ended February 3, 2007, the Company issued performance shares to certain employees under the 2005 Plan. The performance shares will vest after 36 months in amounts depending upon the achievement of performance objectives for net sales in fiscal year 2008 and return on average assets for the three year period ending in fiscal year 2008. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 68,274 shares. The grant-date fair value of each performance share is $20.06. No restricted or performance shares were issued prior to the year ended February 3, 2007. As of February 3, 2007, no performance shares had vested and no performance shares had been forfeited. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. Because of the impact of the net loss in fiscal year 2006 on the Company’s ability to meet the required minimum return on average assets performance objective for the performance period, as of February 3, 2007, the Company estimated that no performance shares would vest at the end of the performance period. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the year ended February 3, 2007, the Company recognized no stock based compensation expense related to performance shares. As of February 3, 2007, the aggregate intrinsic value of performance shares expected to vest was $0.

13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

		Four Weeks
	Year Ended	Ended	Year Ended	Year Ended
	January 1,	January 29,	January 28,	February 3,
	2005	2005	2006	2007

Numerator:
Net income (loss)	$1,428,001	$(1,865,799)	$6,553,290	$(1,543,111)
Accretion on redeemable stock	22,396	—	—	—

Numerator for basic earnings (loss) per share	1,450,397	(1,865,799)	6,553,290	(1,543,111)
Add accretion on redeemable stock	(22,396)	—	—	—
Interest expense related to convertible debentures	26,387	—	—	—
Interest expense related to warrants	7,750	—	—	—

Numerator for diluted earnings (loss) per share	$1,462,138	$(1,865,799)	$6,553,290	$(1,543,111)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	4,690,527	5,102,481	5,981,401	6,453,527
Effect of dilutive securities:
Stock options	319,778	—	239,078	—
Stock purchase warrants	12,254	—	58,466	—
Convertible debentures	68,205	—	—	—
Redeemable securities	56,837	—	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	5,147,601	5,102,481	6,278,945	6,453,527

Basic earnings per share
Net income (loss)	$0.30	(0.37)	$1.10	$(0.24)
Accretion on Class A and Class B redeemable stock	0.01	—	—	—

Net income (loss) allocable to common shareholders	$0.31	$(0.37)	$1.10	$(0.24)

Diluted earnings per share
Net income (loss) allocable to common shareholders	$0.28	$(0.37)	$1.04	$(0.24)

The diluted earnings per share calculation for the four week transition period ended January 29, 2005 excludes incremental shares of 299,906 related to outstanding stock options because they are antidilutive. The diluted earnings per share calculation for the year ended February 3, 2007 excludes incremental shares of 145,063 related to outstanding stock options and incremental shares of 93,446 related to stock warrants because they are antidilutive.

14.	Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are as follows:

	January 28, 2006		February 3, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$3,924,970	$3,924,970	$407,346	$407,346
Revolving credit facility	—	—	13,099,304	13,099,304
Capital lease obligations, including current maturities	634,414	760,150	247,670	287,277

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of capital lease obligations have been estimated based on current rates available to the Company for debt of the same maturities.

15.	Related Party Transactions

The Company maintains certain of its cash and cash equivalents with a financial institution also affiliated with the Company through common ownership. A portion of the Company’s credit facility is payable to this affiliated financial institution. The transactions with this affiliate are executed in the normal course of business.

16.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2005 and 2006 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006

Fiscal year 2005:
Net sales	$44,943,180	$45,255,560	$43,242,897	$61,338,488
Gross profit	15,406,619	14,983,321	11,840,353	23,110,631
Net income (loss)	1,851,138	1,223,619	(1,049,982)	4,528,515
Basic earnings (loss) per share	0.35	0.20	(0.17)	0.73
Diluted earnings (loss) per share	0.33	0.19	(0.17)	0.68

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Fourteen Weeks
	Ended	Ended	Ended	Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007

Fiscal year 2006:
Net sales	$49,804,913	$47,184,870	$46,552,522	$61,210,757
Gross profit	16,297,151	13,511,316	12,122,764	20,270,797
Net income (loss)(1)	668,355	(1,026,498)	(2,601,754)	1,416,786
Basic earnings (loss) per share	0.11	(0.16)	(0.40)	0.22
Diluted earnings (loss) per share	0.10	(0.16)	(0.40)	0.21

(1)	On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The impact of stock based compensation expense on net income(loss), after recognition of income tax benefits, is $132,601, or $0.02 per share, for the thirteen weeks ended April 29, 2006, $141,502 or $0.02 per share for the thirteen weeks ended July 29, 2006, $154,212 or $0.02 per share for the thirteen weeks ended October 28, 2006, and $30,085, or $0.01 per share for the fourteen weeks ended February 3, 2007. The impact on the fourteen weeks ended February 3, 2007 reflects the reversal of $83,083, net of income tax effect, related to the change in the estimated vesting of performance shares issued in fiscal year 2006.