Form 10-Q
period 2007-05-05
BAKERS FOOTWEAR GROUP INC
filed 2007-06-19
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2007

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐.       Accelerated filer ☐.       Non-accelerated filer ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 6,493,035 shares issued and outstanding as of June 15, 2007.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	April 29, 2006	February 3, 2007	May 5, 2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,575	$407,346	$159,012
Accounts receivable	1,610,092	1,352,936	1,514,589
Other receivables	973,027	1,140,168	1,081,630
Inventories	28,198,946	24,102,006	27,797,169
Prepaid expenses and other current assets	923,640	713,810	4,085,536
Prepaid income taxes	—	1,129,637	1,403,403
Deferred income taxes	1,741,744	1,963,670	1,975,980

Total current assets	33,643,024	30,809,573	38,017,319

Property and equipment, net	41,827,073	51,021,077	51,374,032
Deferred income taxes	12,872	424,139	724,973
Other assets	833,330	904,070	911,502

Total assets	$76,316,299	$83,158,859	$91,027,826

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,163,989	$8,134,642	$10,083,565
Accrued expenses	6,714,089	9,004,436	8,596,829
Sales tax payable	768,374	757,868	674,718
Accrued income taxes	113,035	—	—
Deferred income	1,258,061	1,332,473	1,375,598
Revolving credit facility	6,829,551	13,099,304	19,588,095
Current maturities of capital lease obligations	346,130	189,807	140,999

Total current liabilities	26,193,229	32,518,530	40,459,804

Obligations under capital leases, less current maturities	170,927	57,863	29,928
Accrued rent liabilities	7,104,802	9,415,617	10,144,103

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,492,955 shares outstanding at April 29, 2006, 6,493,035 shares outstanding at February 3, 2007 and May 5, 2007	649	649	649
Additional paid-in capital	36,040,449	36,571,423	36,763,739
Retained earnings	6,806,243	4,594,777	3,629,603

Total shareholders’ equity	42,847,341	41,166,849	40,393,991

Total liabilities and shareholders’ equity	$76,316,299	$83,158,859	$91,027,826

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Net sales	$49,804,913	$49,255,817
Cost of merchandise sold, occupancy, and buying expenses	33,507,762	33,967,776

Gross profit	16,297,151	15,288,041

Operating expenses:
Selling	10,398,368	11,891,940
General and administrative	4,699,040	4,564,755
Loss on disposal of property and equipment	14,612	36,304

Operating income (loss)	1,185,131	(1,204,958)

Other income (expense):
Interest expense	(112,938)	(362,124)
Other, net	22,837	12,436

Income (loss) before income taxes	1,095,030	(1,554,646)

Provision for (benefit from) income taxes	426,675	(589,472)

Net income (loss)	$668,355	$(965,174)

Basic earnings (loss) per share	$0.11	$(0.15)

Diluted earnings (loss) per share	$0.10	$(0.15)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Retained
	Outstanding	Amount	Capital	Earnings	Total
Balance at February 3, 2007	6,493,035	$649	$36,571,423	$4,594,777	$41,166,849

Stock-based compensation expense	—	—	192,316	—	192,316

Net loss	—	—	—	(965,174)	(965,174)

Balance at May 5, 2007	6,493,035	$649	$36,763,739	$3,629,603	$40,393,991

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Operating activities
Net income (loss)	$668,355	$(965,174)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,696,124	2,136,998
Deferred income taxes	(122,563)	(313,144)
Stock-based compensation expense	214,218	192,316
Loss on disposal of property and equipment	14,612	36,304
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(212,139)	(103,115)
Inventories	(2,201,087)	(3,695,163)
Prepaid expenses and other current assets	327,941	(3,371,726)
Prepaid income taxes	—	(273,766)
Other assets	(146,495)	(7,432)
Accounts payable	(1,895,745)	1,948,923
Accrued expenses and deferred income	(5,114,795)	(447,632)
Accrued income taxes	(1,184,929)	—
Accrued rent liabilities	777,177	728,486

Net cash used in operating activities	(7,179,326)	(4,134,125)

Investing activities
Purchase of property and equipment	(4,839,277)	(2,545,760)
Proceeds from disposition of property and equipment	2,830	19,503

Net cash used in investing activities	(4,836,447)	(2,526,257)

Financing activities
Net advances under revolving credit facility	6,829,551	6,488,791
Proceeds from exercise of stock warrants	508,990	—
Proceeds from exercise of stock options	450,802	—
Income tax benefit from exercise of stock options	614,392	—
Principal payments under capital lease obligations	(117,357)	(76,743)

Net cash provided by financing activities	8,286,378	6,412,048

Net decrease in cash and cash equivalents	(3,729,395)	(248,334)
Cash and cash equivalents at beginning of period	3,924,970	407,346

Cash and cash equivalents at end of period	$195,575	$159,012

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,291,506	$—

Cash paid for interest	$76,974	$345,324

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
2. Income Taxes
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 5, 2007, the Company has not recorded any unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on the Company’s financial statements for the thirteen weeks ended May 5, 2007.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Current:
Federal	$463,189	$(221,712)
State and local	86,049	(54,616)

Total current	549,238	(276,328)

Deferred:
Federal	(103,707)	(264,968)
State and local	(18,856)	(48,176)

Total deferred	(122,563)	(313,144)

Total income tax expense (benefit)	$426,675	$(589,472)

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Federal income tax at statutory rate	$383,261	$(544,125)
Impact of graduated Federal rates	(9,795)	15,546
State and local taxes, net of federal income taxes	43,801	(68,762)
Permanent differences	9,408	7,869

Total income tax expense (benefit)	$426,675	$(589,472)

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	April 29, 2006	February 3, 2007	May 5, 2007
Deferred tax assets:
Vacation accrual	$399,044	$426,763	$435,538
Inventory	1,564,244	1,712,111	1,800,885
Stock-based compensation	237,076	443,840	518,844
Accrued rent	2,770,873	3,646,741	3,956,200

Total deferred tax assets	4,971,237	6,229,455	6,711,467

Deferred tax liabilities:
Property and equipment	2,995,077	3,666,442	3,750,071
Prepaid expenses	221,544	175,204	260,443

Total deferred tax liabilities	3,216,621	3,841,646	4,010,514

Net deferred tax assets	$1,754,616	$2,387,809	$2,700,953

3. Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date fair weighted-average value, and the significant assumptions used to determine fair-value during the thirteen weeks ended May 5, 2007 and April 29, 2006 are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Options granted	73,228	132,613
Weighted-average fair value of options granted	$10.97	$4.99
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.75%	4.5%
Expected volatility	50% - 55%	43% - 46%
Expected option life	5 — 6 years	5 — 6 years
     During the thirteen weeks ended May 5, 2007, the Company granted performance shares that vest 36 months after issuance in amounts that depend upon the achievement of performance objectives for net sales in fiscal year 2009 and return on average assets for the three year period ending in fiscal year 2009. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 136,260 shares related to these grants. The grant-date fair value of each performance share is $10.39. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of May 5, 2007, the Company estimated that 68,130 performance shares would vest at the end of the performance period. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made.
4. Earnings Per Share
     Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and warrants.
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Numerator:
Net Income (loss)	$668,355	$(965,174)

Numerator for earnings (loss) per share	$668,355	$(965,174)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Denominator for basic earnings per share — weighted average shares	6,332,110	6,493,035
Effect of dilutive securities
Stock options	261,767	—
Stock purchase warrants	216,862	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,810,739	6,493,035

For the thirteen weeks ended May 5, 2007, 111,007 stock options and 6,697 stock purchase warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive.
5. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (8.25% per annum at May 5, 2007) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $14,227,000, $6,100,000, and $1,944,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of April 29, 2006, February 3, 2007, and May 5, 2007, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. On April 18, 2007, the bank agreed to adjust the borrowing base calculation to provide for additional availability of $1,250,000 for the period April 20, 2007 through May 18, 2007. On May 18, 2007, the bank agreed to extend this additional availability through June 15, 2007. On June 13, 2007, the bank further extended this additional availability through September 30, 2007. As of June 13, 2007, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2007 based on the expected execution of its business plan, which includes increased inventory and expense control, and the completion of the private placement of subordinated convertible debentures as discussed in Note 6.
6. Subsequent Event – Placement of Subordinated Convertible Debentures
     On June 13, 2007, the Company entered into a definitive securities purchase agreement with seven investors for a private placement of $4.0 million in aggregate principal amount of subordinated convertible debentures due June 30, 2012. Assuming the consummation of the private placement, the Company expects to receive net proceeds of approximately $3.5 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually, and mature on June 30, 2012. The debentures will be convertible into 444,444 shares of common stock, based on the initial conversion price of $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. Among the investors in the debentures are Andrew Baur and Scott Schnuck, who are directors of the company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur. The debentures are callable by the Company at $16.00 per share, subject to the adjustments and conditions in the debentures. The consummation of the private placement is subject to customary closing conditions. The debentures will be convertible into shares of the Company’s common stock at any time following closing.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of May 5, 2007, we operated 258 stores, including 229 Bakers stores, located in 38 states.
     During the first quarter of 2007, our net sales decreased 1.1% compared to the first quarter of 2006, and our comparable store sales decreased 9.3%. A lack of enthusiasm for our fashion footwear by our core customers and an unfavorable response to our spring assortments across our key fashion categories impacted our sales and also impacted our gross margins as we took promotional actions that caused our gross profit percentage to decrease to 31.0% of sales in the first quarter of 2007 compared to 32.7% in the first quarter of 2006. This, combined with a 14.4% increase in selling expenses, resulted in a net loss of $1.0 million compared to net income of $0.7 million in the first quarter of 2006. Our first quarter comparable store sales trend has continued into the second quarter, with May comparable store sales down 15.1%.
     We opened six new stores, remodeled three stores, and closed five stores during the first quarter of 2007. We currently expect to open a total of 8 to 10 new stores and remodel approximately 4 stores during fiscal year 2007.
     During the first quarter of 2007, we began to experience relatively low levels of unused borrowing capacity based on our borrowing base calculations. As a result, we have sought additional sources of liquidity, including negotiating amendments in the quarter to our revolving credit facility to temporarily increase our unused borrowing capacity by $1.25 million. In addition, on June 13, 2007, we entered into a definitive securities purchase agreement for a private placement of $4.0 million of subordinated convertible debentures, which we expect to result in approximately $3.5 million in net proceeds. See “Liquidity and Capital Resources” below. If the private placement were not to close, and if cash generated by operations does not result in increased levels of unused borrowing capacity, we would pursue other financing alternatives with our bank and with other parties.
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
Store closing and impairment charges
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, long-lived assets of stores indicated to be impaired are written down to fair value.
Stock-based compensation expense
     On January 29, 2006, the beginning of fiscal year 2006, we adopted SFAS No. 123R, Share-Based Payment, (SFAS 123R) which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R, we also make assumptions regarding the number of options and the number of performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed.
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We are subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 5, 2007, we have not recorded any unrecognized tax benefits. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on our financial statements for the thirteen weeks ended May 5, 2007.

Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	67.3	69.0

Gross profit	32.7	31.0
Selling expense	20.9	24.1
General and administrative expense	9.4	9.3
Loss on disposal of property and equipment	—	0.1

Operating income (loss)	2.4	(2.5)
Other income, net	—	—
Interest expense	(0.2)	(0.7)

Income (loss) before income taxes	2.2	(3.2)
Provision for (benefit from) income taxes	0.9	(1.2)

Net income (loss)	1.3%	(2.0)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	May 5, 2007
Number of stores at beginning of period	235	257
Stores opened during period	12	6
Stores closed during period	(2)	(5)

Number of stores at end of period	245	258

Thirteen Weeks Ended May 5, 2007 Compared to Thirteen Weeks Ended April 29, 2006
     Net sales. Net sales decreased to $49.3 million for the thirteen weeks ended May 5, 2007 (first quarter 2007) from $49.8 million for the thirteen weeks ended April 29, 2006 (first quarter 2006), a decrease of $0.5 million or 1.1%. This decrease resulted from a lack of enthusiasm for our fashion footwear by our core customers and an unfavorable response to our spring assortments across our key fashion categories. Our comparable store sales for the first quarter of 2007, including Internet and catalog sales, decreased by 9.3% compared to a 0.8% decrease in comparable store sales in the first quarter of 2006. Our average unit selling prices decreased 2.4% and our unit sales increased 1.6% compared to the first quarter of 2006. Our Internet and catalog sales increased 38.6% to $2.7 million.
     Gross profit. Gross profit decreased to $15.3 million in the first quarter of 2007 from $16.3 million in the first quarter of 2006, a decrease of $1.0 million or 6.2%. As a percentage of sales, gross profit decreased to 31.0% in the first quarter of 2007 from 32.7% in the first quarter of 2006 as lower comparable stores sales resulted in lower leveraging of buying and occupancy costs. We attribute the decrease in gross profit to the following components: a decrease of $1.4 million from lower comparable store sales, a decrease of $0.9 million from reduced gross margin percentage, partially offset by an increase of $1.2 million from new store sales. Permanent markdown costs decreased to $3.0 million in the first quarter of 2007 from $3.4 million in the first quarter of 2006.
     Selling expense. Selling expense increased to $11.9 million in the first quarter of 2007 from $10.4 million in the first quarter of 2006, an increase of $1.5 million or 14.4%, and increased as a percentage of sales to 24.2% from 20.9%. This increase was primarily the result of $0.5 million in higher catalog production and mailing expenses, $0.3 million in higher store salaries and commissions and $0.5 million in higher store depreciation expense.
     General and administrative expense. General and administrative expense decreased to $4.6 million in the first quarter of 2007 from $4.7 million in the first quarter of 2006, a decrease of $0.1 million or 2.9%, and decreased as a percentage of sales to 9.3% from 9.4%. The decrease was due primarily to a $0.1 million decrease in professional fees compared to the first quarter of 2006.

     Interest expense. Interest expense increased to $0.4 million in the first quarter of 2007 from $0.1 million in the first quarter of 2006. The increase in interest expense primarily reflects the increase in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense (benefit). We recognized an income tax benefit of $0.6 million for the first quarter of 2007 compared to income tax expense of $0.4 million in the first quarter 2006.
     Net income (loss). We had a net loss of $1.0 million, 2.0% of net sales, in the first quarter of 2007 compared to net income of $0.7 million, 1.3% of net sales, in the first quarter of 2006.
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
     During the first quarter of 2007, we began to experience relatively low levels of unused borrowing capacity based on our borrowing base calculations. As a result, we have sought additional sources of liquidity, including negotiating amendments in the quarter to our revolving credit facility to temporarily increase our unused borrowing capacity by $1.25 million. In addition, on June 13, 2007, we entered into a definitive securities purchase agreement for a private placement of $4.0 million of subordinated convertible debentures, which we expect to result in approximately $3.5 million in net proceeds. See “—Financing Activities—Private Placement” below. If the private placement were not to close, and if cash generated by operations does not result in increased levels of unused borrowing capacity, we would pursue other financing alternatives with our bank or other parties. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K.
     The following table summarizes certain key liquidity measurements:

	April 29, 2006	February 3, 2007	May 5, 2007
Cash	$195,575	$407,346	$159,012
Inventories	28,198,946	24,102,006	27,797,169
Total current assets	33,643,024	30,809,573	38,017,319
Revolving credit facility	6,829,551	13,099,304	19,588,095
Total current liabilities	26,193,229	32,518,530	40,459,804
Net working capital	7,449,795	(1,708,957)	(2,442,485)
Property and equipment, net	41,827,073	51,021,077	51,374,032
Total assets	76,316,299	83,158,859	91,027,826
Total shareholders’ equity	42,847,341	41,166,849	40,393,991
Unused borrowing capacity*	14,227,440	6,100,178	1,944,165

*	as calculated under the terms of our revolving credit facility
     We anticipate that our cash flows from operations, borrowings under our revolving credit facility, and the proceeds from the private placement will be sufficient for our operating cash requirements for at least the next 12 months and will allow us to further execute our business plan, including our current expansion plans. If the private placement were not to close, and if cash generated by operations does not result in increased levels of unused borrowing capacity, we would pursue other financing alternatives with our bank or other parties.

Operating activities
     Cash used in operating activities was $4.1 million in the first quarter of 2007 compared to $7.2 million in the first quarter of 2006. Besides our net loss of $1.0 million, the most significant uses of cash in operating activities in the first quarter of 2007 primarily relate to a $3.7 million seasonal increase in inventory and a $3.4 million increase in prepaid expenses (principally due to the timing of May rent payments relative to the May 5 end of our fiscal first quarter), offset by a $2.0 million increase in accounts payable. The most significant uses of cash in operating activities in the first quarter of 2006, primarily relate to a $8.2 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005. Accrued employee compensation decreased $2.5 million primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $1.2 million primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $4.5 million. As discussed below in “Financing Activities,” cash used in operating activities in the first quarter of 2007 and 2006 was financed through an increase in the balance on our revolving credit facility.
     Inventories at May 5, 2007 were $3.7 million higher than at February 3, 2007 but $0.4 million lower than at April 29, 2006. The decrease from April 29, 2006 reflects lower average inventory per store offset by a net increase in stores operated. Although we believe that at May 5, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $2.5 million in the first quarter of 2007 compared to $4.8 million for the first quarter of 2006. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. As of June 13, 2007, we have opened six new stores in fiscal year 2007. We currently anticipate that our capital expenditures in fiscal year 2007, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $6.0 million. We currently plan to open a total of 8 to 10 new stores in fiscal year 2007. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We currently plan to remodel approximately 4 stores in fiscal year 2007. Remodeling the average existing store into the new format typically costs approximately $360,000.
Financing activities
     Cash provided by financing activities was $6.4 million in the first quarter of 2007 compared to $8.3 million for the first quarter of 2006. The principal source of cash in the first quarter of 2007 was a $6.5 million draw on our revolving credit agreement. In the first quarter of fiscal year 2006, we drew $6.8 million on our revolving credit agreement and also received $0.5 million from the exercise of stock warrants and $1.1 million in cash and excess tax benefits from the exercise of employee stock options.
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). Effective August 31, 2006, we amended this facility to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 8.25% per annum as of May 5, 2007 and February 3, 2007 and 7.75% as of April 28, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of May 5, 2007.
     We had balances under our credit facility of $19.6 million, $13.1 million and $6.8 million as of May 5, 2007, February 3, 2007, and April 28, 2006, respectively. We had approximately $1.9 million, $6.1 million and $14.2 million in unused borrowing capacity calculated under the provisions of our credit facility as of May 5, 2007, February 3, 2007, and April 28, 2006, respectively. During the first quarters of fiscal years 2007 and 2006, the highest outstanding balances on our credit facility were $20.8 million and $6.8 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
     During the first quarter of 2007, we began to experience relatively low levels of unused borrowing capacity based on our borrowing base calculations. Consequently, we requested and the bank agreed on April 18, 2007, to adjust the borrowing base calculation to provide for additional borrowing capacity of $1,250,000 for the period from April 20, 2007 through May 18, 2007. This agreement was subsequently extended through June 15, 2007, and, effective June 13, 2007, further extended until September 30, 2007. As of June 18, 2007, we had an outstanding balance of $17.0 million and approximately $1.0 million of unused borrowing capacity, based on our borrowing base calculations.
     In addition, on June 13, 2007, we entered into a definitive securities purchase agreement for a private placement of $4.0 million of subordinated convertible debentures, which we expect to result in approximately $3.5 million in net proceeds. See “Private Placement” below. If the private placement were not to close, and if cash generated by operations does not result in increased levels of unused borrowing capacity, we would pursue other financing alternatives with our bank or other parties. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K.
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Warrants underlying 50,000 shares of common stock were exercised during the thirteen weeks ended April 29, 2006, generating net proceeds to us of approximately $509,000. No warrants were exercised during the thirteen weeks ended May 5, 2007.
     In connection with our 2005 private placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of May 5, 2007, the maximum amount of liquidated damages that we could be required to pay was $962,500, which represents 11 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Warrants underlying 54,000 shares of common stock were tendered in a cashless exercise transaction under which we issued 21,366 shares of common stock during the thirteen weeks ended April 29, 2006. No warrants were exercised during the thirteen weeks ended May 5, 2007.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Private Placement
     On June 13, 2007, we entered into a definitive securities purchase agreement with seven investors for a private placement (the “Private Placement”), pursuant to Regulation D under the Securities Act of 1933, of $4.0 million in aggregate principal amount of subordinated convertible debentures due June 30, 2012 (the “Debentures”). We expect to receive net proceeds of approximately $3.5 million. We intend to use the net proceeds initially to repay amounts owed under our revolving credit facility and for working capital purposes. Thereafter, we further intend to use net proceeds for new stores and store remodeling in fiscal years 2007 and 2008. The Debentures bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, beginning December 31, 2007. The Debentures are convertible into shares of common stock, and are callable at $16.00 per share, subject to the adjustments and conditions in the debentures. We expect this Private Placement will close by the end of June, subject to customary closing conditions.
     The Debentures will be convertible into shares of our common stock at any time following closing. Based on the initial conversion price of $9.00 per share, the Debentures would be convertible into 444,444 shares of common stock. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. We have also agreed to provide certain registration rights to the investors under the Securities Act of 1933 relating to the shares of common stock issuable upon conversion of the Debentures. Among the investors in the debentures are Andrew Baur and Scott Schnuck, who are directors of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur.
     We are filing a Current Report on Form 8-K on June 19, 2007, responsive to the requirements of that form which will provide additional detail relating to the Private Placement. If the Private Placement were not to close, and if cash generated by operations does not result in increased levels of unused borrowing capacity, we would pursue other financing alternatives with our bank or other parties. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K. All of the forward-looking statements herein are subject to the risk and uncertainty that the Private Placement will not occur and as to its final terms, if any, and the impact of such transactions on our operating results and financial position.
Off-Balance Sheet Arrangements
     At May 5, 2007, February 3, 2007, and April 29, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of May 5, 2007:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations (1)	242,889	194,025	48,864	—	—
Operating lease obligations (2)	219,839,212	22,827,949	51,482,378	48,653,394	96,875,491
Purchase obligations (3)	18,939,122	18,565,561	359,840	13,721	—

Total	$239,021,223	$41,587,535	$51,891,082	$48,667,115	$96,875,491

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     None.
Effect of Inflation
     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our earnings and cash flows may be subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. We had $19.6 million of outstanding borrowings under our revolving credit facility at May 5, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2007.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended May 5, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 13, 2007.
(b) At the annual meeting of shareholders of the Company held on June 13, 2007, action was taken with respect to the election of all six directors of the Company, who were elected as follows: 5,454,701 shares were voted for Peter A. Edison, while authority was withheld with respect to 21,700 shares; 5,455,101 shares were voted for Michele A. Bergerac, while authority was withheld with respect to 21,300 shares; 5,455,601 shares were voted for Andrew N. Baur, while authority was withheld with respect to 20,800 shares; 5,455,101 shares were voted for Timothy F. Finley, while authority was withheld with respect to 21,300 shares; 5,455,601 shares were voted for Harry E. Rich, while authority was withheld with respect to 20,800 shares; and 5,421,801 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 54,600 shares.
(c) Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 5,475,200 shares were voted in favor, 1,201 shares were voted against, no shares abstained and there were no broker non-votes.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: June 19, 2007

BAKERS FOOTWEAR GROUP, INC.
(Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board and Chief Executive Officer Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on March 21, 2007).

10.2	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50563) filed on March 21, 2007).

10.3	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.4	Letter to Peter Edison outlining 2007 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.5	Letter to Michele Bergerac outlining 2007 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.6	Letter to Stan Tusman outlining 2007 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.7	Letter to Mark Ianni outlining 2007 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.8	Letter to Joe Vander Pluym outlining 2007 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.9	Letter to Larry Spanley outlining 2007 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.10	Summary of March 15, 2007 stock option grants and performance awards for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).

10.11	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

10.12	Summary of Compensation of Non-management Directors as of March 15, 2007.

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 4 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief

Exhibit No.	Description
Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).