Form 10-Q
period 2007-08-04
BAKERS FOOTWEAR GROUP INC
filed 2007-09-18
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 000-50563
BAKERS FOOTWEAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0577980
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2815 Scott Avenue,
St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)
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
Common Stock, par value $0.0001 per share, 6,493,035 shares issued and outstanding as of September 14, 2007.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	July 29,	February 3,	August 4,
	2006	2007	2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,747	$407,346	$192,576
Accounts receivable	1,067,429	1,352,936	1,223,857
Other receivables	1,070,911	1,140,168	789,365
Inventories	26,268,341	24,102,006	22,920,714
Prepaid expenses and other current assets	927,486	713,810	4,228,172
Prepaid income taxes	530,190	1,129,637	2,251,523
Deferred income taxes	1,676,852	1,963,670	––

Total current assets	31,732,956	30,809,573	31,606,207

Property and equipment, net	45,772,551	51,021,077	49,245,995
Deferred income taxes	251,801	424,139	––
Other assets	1,134,858	904,070	1,270,730

Total assets	$78,892,166	$83,158,859	$82,122,932

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,107,153	$8,134,642	$10,822,480
Accrued expenses	10,262,268	9,004,436	7,442,081
Sales tax payable	251,936	757,868	457,958
Deferred income	1,093,467	1,332,473	1,194,489
Revolving credit facility	7,960,653	13,099,304	16,056,368
Current maturities of capital lease obligations	283,838	189,807	116,998

Total current liabilities	28,959,315	32,518,530	36,090,374

Subordinated convertible debentures	––	––	4,000,000
Obligations under capital leases, less current maturities	127,732	57,863	10,734
Accrued rent liabilities	7,755,678	9,415,617	10,233,227

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	––	––	––
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,492,955 shares outstanding at July 29, 2006 and 6,493,035 shares outstanding at February 3, 2007 and August 4, 2007	649	649	649
Additional paid-in capital	36,269,047	36,571,423	36,903,127
Retained earnings (accumulated deficit)	5,779,745	4,594,777	(5,115,179)

Total shareholders’ equity	42,049,441	41,166,849	31,788,597

Total liabilities and shareholders’ equity	$78,892,166	$83,158,859	$82,122,932

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Net sales	$47,184,870	$41,984,658	$96,989,783	$91,240,475
Cost of merchandise sold, occupancy, and buying expenses	33,673,554	32,708,564	67,181,316	66,676,340

Gross profit	13,511,316	9,276,094	29,808,467	24,564,135
Operating expenses:
Selling	10,675,399	11,213,164	21,073,767	23,105,104
General and administrative	4,197,764	4,385,807	8,896,804	8,950,562
Loss on disposal of property and equipment	113,491	8,448	128,103	44,752
Impairment of long-lived assets	––	755,672	––	755,672

Operating loss	(1,475,338)	(7,086,997)	(290,207)	(8,291,955)

Other income (expense):
Interest expense	(183,954)	(402,294)	(296,892)	(764,418)
Other, net	10,944	25,348	33,781	37,784

Loss before income taxes	(1,648,348)	(7,463,943)	(553,318)	(9,018,589)

Provision for (benefit from) income taxes	(621,850)	1,280,839	(195,175)	691,367

Net loss	$(1,026,498)	$(8,744,782)	$(358,143)	$(9,709,956)

Basic loss per share	$(0.16)	$(1.35)	$(0.06)	$(1.50)

Diluted loss per share	$(0.16)	$(1.35)	$(0.06)	$(1.50)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
				Retained
	Shares		Additional	Earnings
	Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Capital	Deficit)	Total
Balance at February 3, 2007	6,493,035	$649	$36,571,423	$4,594,777	$41,166,849

Stock-based compensation expense	—	—	331,704	—	331,704

Net loss	—	—	—	(9,709,956)	(9,709,956)

Balance at August 4, 2007	6,493,035	$649	$36,903,127	$(5,115,179)	$31,788,597

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 29, 2006	August 4, 2007
Operating activities
Net loss	$(358,143)	$(9,709,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,519,864	4,330,394
Deferred income taxes	(296,600)	2,387,809
Stock-based compensation expense	442,816	331,704
Excess income tax benefit from exercise of stock options	(614,392)	––
Loss on disposal of property and equipment	128,103	44,752
Impairment of long-lived assets	––	755,672
Changes in operating assets and liabilities:
Accounts receivable	232,640	479,882
Inventories	(270,482)	1,181,292
Prepaid expenses and other current assets	324,095	(3,514,362)
Prepaid income taxes	(530,190)	(1,121,886)
Other assets	(448,023)	45,870
Accounts payable	(2,952,581)	2,687,838
Accrued expenses and deferred income	(2,247,648)	(2,000,249)
Accrued income taxes	(683,572)	––
Accrued rent liabilities	1,428,053	817,610

Net cash used in operating activities	(2,326,060)	(3,283,630)

Investing activities
Purchase of property and equipment	(10,733,819)	(3,367,602)
Proceeds from sale of property and equipment	14,663	19,783

Net cash used in investing activities	(10,719,156)	(3,347,819)

Financing activities
Net advances under revolving credit facility	7,960,653	2,957,064
Proceeds from issuance of subordinated convertible debentures	––	4,000,000
Debt issuance costs	––	(420,447)
Proceeds from exercise of stock warrants	508,990	––
Proceeds from exercise of stock options	450,802	––
Excess income tax benefit from exercise of stock options	614,392	––
Principal payments under capital lease obligations	(222,844)	(119,938)

Net cash provided by financing activities	9,311,993	6,416,679

Net decrease in cash and cash equivalents	(3,733,223)	(214,770)
Cash and cash equivalents at beginning of period	3,924,970	407,346

Cash and cash equivalents at end of period	$191,747	$192,576

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,481,896	$71,011

Cash paid for interest	$251,008	$687,869

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
2. Income Taxes
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of August 4, 2007, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on the Company’s financial statements for the thirteen weeks and twenty-six weeks ended August 4, 2007.
     In accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Likewise, when sufficient positive evidence exists that indicates that realization of deferred tax assets is more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.
     At February 3, 2007 and May 5, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and is anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at August 4, 2007, consists of the calculated refund of federal income taxes previously paid related to available net operating loss carrybacks and refunds of state estimated income tax payments made for fiscal year 2006 that will be received in the current fiscal year.

     Significant components of the provision for income tax expense (benefit) for the thirteen weeks and twenty-six weeks ended July 29, 2006 and August 4, 2007 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Current:
Federal	$(376,659)	$(1,609,858)	$86,530	$(1,831,569)
State and local	(71,154)	189,743	14,895	135,127

Total current	(447,813)	(1,420,115)	101,425	(1,696,442)

Deferred:
Federal	(147,262)	(752,613)	(250,969)	(1,017,582)
State and local	(26,775)	(688,720)	(45,631)	(736,896)

Total deferred	(174,037)	(1,441,333)	(296,600)	(1,754,478)

Valuation allowance	––	4,142,287	––	4,142,287

Total income tax expense (benefit)	$(621,850)	$1,280,839	$(195,175)	$691,367

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and August 4, 2007 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Federal income tax at statutory rate	$(576,922)	$(2,612,380)	$(193,661)	$(3,156,506)
Impact of graduated Federal rates	14,912	74,639	5,117	90,186
State and local taxes, net of federal income taxes	(65,934)	(330,068)	(22,133)	(398,831)
Permanent differences	6,094	6,361	15,502	14,231
Valuation allowance	––	4,142,287	––	4,142,287

Total income tax expense (benefit)	$(621,850)	$1,280,839	$(195,175)	$691,367

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	July 29, 2006	February 3, 2007	August 4, 2007
Deferred tax assets:
Net operating loss carryforward	$––	$––	$1,144,058
Vacation accrual	410,744	426,763	444,313
Inventory	1,495,419	1,712,111	1,514,078
Stock-based compensation	326,299	443,840	573,205
Accrued rent	2,878,465	3,646,741	3,990,959
Valuation allowance	––	––	(4,142,287)

Total deferred tax assets	5,110,857	6,229,455	3,524,326

Deferred tax liabilities:
Prepaid expenses	229,311	175,204	233,000
Property and equipment	2,952,893	3,666,442	3,291,326

Total deferred tax liabilities	3,182,204	3,841,646	3,524,326

Net deferred tax assets	$1,928,653	$2,387,809	$––

3. Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended July 29, 2006 and August 4, 2007, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 29, 2006	August 4, 2007
Options granted	79,228	132,613
Weighted-average fair value of options granted	$10.68	$4.99
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.75% - 5.0%	4.5%
Expected volatility	50% - 55%	43% - 46%
Expected option life	5 — 6 years	5 — 6 years
     During the twenty-six weeks ended August 4, 2007, the Company granted performance shares that vest 36 months after issuance in amounts that depend upon the achievement of performance objectives for net sales in fiscal year 2009 and return on average assets for the three year period ending in fiscal year 2009. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 136,260 shares related to these grants. The grant-date fair value of each performance share is $10.39. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of August 4, 2007, the Company estimated that no performance shares would vest at the end of the performance period and, consequently, reversed $30,150 in stock based compensation expense recognized during the first quarter of fiscal year 2007 related to the performance shares. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made.
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Numerator:
Numerator for basic earnings per share — Net income (loss)	$(1,026,498)	$(8,744,782)	$(358,143)	$(9,709,956)

Numerator for diluted earnings per share	$(1,026,498)	$(8,744,782)	$(358,143)	$(9,709,956)

Denominator for basic earnings per share — weighted average shares	6,492,955	6,493,035	6,412,533	6,493,035
Effect of dilutive securities
Stock options	—	—	—	—
Convertible securities	—	—	—	—
Stock purchase warrants	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,492,955	6,493,035	6,412,533	6,493,035

     Shares underlying the following securities were excluded from the diluted earnings per share calculations because they were anti-dilutive:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Stock options	123,806	82,713	181,051	98,770
Convertible securities (1)	—	190,476	—	95,238
Stock purchase warrants (2)	72,263	—	150,161	—

(1)	Interest expense related to shares underlying subordinated convertible debentures was not added back to the diluted earnings per share calculation for the thirteen and twenty-six weeks ended August 4, 2007 because the shares underlying the convertible debentures were antidilutive.

(2)	The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the thirteen and twenty-six weeks ended August 4, 2007 because they had exercise prices that were greater than the average closing price of the Company’s common stock for those periods.
5. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (8.25% per annum at August 4, 2007) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $10,605,000, $6,100,000, and $790,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of July 29, 2006, February 3, 2007, and August 4, 2007, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. On April 18, 2007, the bank agreed to adjust the borrowing base calculation to provide for additional availability of $1,250,000 for the period April 20, 2007 through May 18, 2007. On May 18, 2007, the bank agreed to extend this additional availability through June 15, 2007. On June 13, 2007, the bank further extended this additional availability through September 30, 2007. As of September 14, 2007, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2007 based on the expected execution of its business plan, which includes increased inventory and expense control.
6. Private Placement of Subordinated Convertible Debentures
     On June 26, 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of $3,579,553. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually, and mature on June 30, 2012. The debentures are convertible at any time into 444,441 shares of common stock, excluding fractional shares, based on the initial conversion price of $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. Among the investors in the debentures are Andrew Baur and Scott Schnuck, who are directors of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
     7. Impairment of Long-Lived assets
     At least annually, management determines on a store-by-store basis whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the twenty-six weeks ended August 4, 2007, the Company recorded $755,672, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of August 4, 2007, we operated 257 stores, including 228 Bakers stores located in 38 states. We opened six new stores, remodeled six stores, and closed six stores during the first half of 2007. We currently expect to remodel one additional store during the second half of fiscal year 2007.
     During the first half of 2007, our net sales decreased 5.9% compared to the first half of 2006, and our comparable store sales decreased 13.6% as a result of weak demand for our sandals. Second quarter sales decreased 11.0% as June and July sales were significantly lower than we had anticipated. Lower leverage in our buying and occupancy costs caused our gross profit percentage to decrease to 26.9% of sales in the first half of 2007 compared to 30.7% in the first half of 2006. Our selling, general and administrative expenses increased 7.0% and we recognized a $0.8 million noncash impairment expense related to certain underperforming stores, resulting in a loss before income taxes of $9.0 million. In addition, as described in more detail below at “Critical Accounting Policies—Deferred Income Taxes,” we established a $4.1 million valuation reserve against our deferred income tax assets that resulted in net income tax expense of $0.7 million for the first half of 2007. Our net loss of $9.7 million for the first half of 2007 compares to a net loss of $0.4 million in the first half of 2006. Sales at the beginning of the second half of 2007 continue to be lower than sales in the same period last year. Comparable store sales for August are down 14.3%.
     Our losses in the first half of 2007 have had a negative impact on our financial position. At August 4, 2007 we had negative working capital of $4.5 million and unused borrowing capacity under our revolving credit facility of $0.8 million (as of September 14, 2007, we had unused borrowing capacity of $0.9 million). As a result of low levels of unused borrowing capacity, we obtained additional sources of liquidity including amending to our revolving credit facility in June 2007 to temporarily increase our unused borrowing capacity by $1.25 million through September 30, 2007, and raising $3.6 million in net proceeds from a private placement of $4.0 million of subordinated convertible debentures. We have reduced inventory levels below those of the prior year and have modified our business plan to further reduce overhead and operating expenses. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities.
     We anticipate that our planned cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months. If, however, the negative same store sales trends we experienced during the first half of fiscal year 2007 were to continue into 2008, it could become necessary for us to obtain additional financing in order for us to meet our operating cash requirements during the first half of fiscal year 2008 and beyond.
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
     During the twenty-six weeks ended August 4, 2007, we recorded $755,672, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at specific identified underperforming stores.
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
     In accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), we regularly assesses available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing our income tax expense in the period that such conclusion is reached. Likewise, when sufficient positive evidence exists that indicates that realization of deferred tax assets is more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing our income tax expense in the period that such conclusion is reached.
     At February 3, 2007 and May 5, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded our carryback potential and is anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4.1 million valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     We anticipate that until we re-establish a pattern of continuing profitability, in accordance with SFAS 109, we will not recognize any material income tax expense or benefit in our statement of operations for future periods, as pretax profits or losses will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance which will result in the recognition of an income tax benefit in the period that it occurs.
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
     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	71.4	77.9	69.3	73.1

Gross profit	28.6	22.1	30.7	26.9
Selling expense	22.6	26.7	21.7	25.3
General and administrative expense	8.9	10.5	9.2	9.8
Loss on disposal of property and equipment	0.2	—	0.1	0.1
Impairment of long-lived assets	—	1.8	—	0.8

Operating income (loss)	(3.1)	(16.9)	(0.3)	(9.1)
Other income (expense)	—	0.1	—	0.1
Interest expense	(0.4)	(1.0)	(0.3)	(0.8)

Loss before income taxes	(3.5)	(17.8)	(0.6)	(9.8)
Income tax expense (benefit)	(1.3)	3.0	(0.2)	0.8

Net loss	(2.2)%	(20.8)%	(0.4)%	(10.6)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Number of stores at beginning of period	245	258	235	257
Stores opened during period	4	0	16	6
Stores closed during period	(2)	(1)	(4)	(6)

Number of stores at end of period	247	257	247	257

Thirteen Weeks Ended August 4, 2007 Compared to Thirteen Weeks Ended July 29, 2006
     Net sales. Net sales decreased to $42.0 million for the thirteen weeks ended August 4, 2007 (second quarter 2007) from $47.2 million for the thirteen weeks ended July 29, 2006 (second quarter 2006), a decrease of $5.2 million or 11.0%. This decrease reflected weak consumer demand for our sandals and a lack of a strong fashion trend during the quarter. Our comparable store sales for the second quarter of 2007, including Internet and catalog sales, decreased by 18.3% compared to a 6.4% decrease in comparable store sales in the second quarter of 2006. Average unit selling prices decreased 3.0% while unit sales decreased 9.0% compared to the second quarter of 2006. Our Internet and catalog sales increased 18.9% to $2.0 million.
     Gross profit. Gross profit decreased to $9.3 million in the second quarter of 2007 from $13.5 million in the second quarter of 2006, a decrease of $4.2 million or 31.4%. As a percentage of sales, gross profit decreased to 22.1% in the second quarter of 2007 from 28.6% in the second quarter of 2006 primarily as a result of lower leverage in our buying and occupancy costs. In both 2007 and 2006, our margins were also negatively effected by markdowns taken as a result of soft demand for our sandals. The decrease in gross profit is attributable to a decrease of $3.1 million from reduced gross margin percentage, a decrease of $1.8 million from lower comparable store sales, partially offset by an increase of $0.7 million from new store sales. Permanent markdown costs decreased to $4.0 million in the second quarter of 2007 from $4.2 million in the second quarter of 2006 as a result of lower inventory levels in 2007.
     Selling expense. Selling expense increased to $11.2 million in the second quarter of 2007 from $10.7 million in the second quarter of 2006, an increase of $0.5 million or 5.0%, and increased as a percentage of sales to 26.7% from 22.6%. This increase was primarily the result of $0.4 million in higher store depreciation expense, and $0.1 million of higher catalog production and mailing costs.
     General and administrative expense. General and administrative expense increased to $4.4 million in the second quarter of 2007 from $4.2 million in the second quarter of 2006, an increase of $0.2 million or 4.5%, and increased as a percentage of sales to 10.5% from 8.9%. The increase was due primarily to a $0.2 million increase in administrative salaries and benefits compared to the second quarter of 2006.
     Impairment of long-lived assets. Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the second quarter of 2007 we recognized $0.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores.
     Interest expense. Interest expense increased to $0.4 million in the second quarter of 2007 from $0.2 million in the second quarter of 2005, an increase of $0.2 million. The increase in interest expense reflects an increase in the average borrowings on our revolving credit facility and interest on our subordinated convertible debentures issued in June 2007.
     Income tax expense (benefit). We recognized income tax expense of $1.3 million in the second quarter of 2007 compared to an income tax benefit of $0.6 million for the second quarter of 2006. The income tax expense for the second quarter of 2007 reflects the establishment of a $4.1 million valuation reserve against net deferred tax assets as a result of recent pre-tax losses. See “Critical Accounting Policies—Deferred Income Taxes” above for further description.
     Net loss. We had a net loss of $8.7 million in the second quarter of 2007 compared to a net loss of $1.0 million in the second quarter of 2006.

Twenty-six Weeks Ended August 4, 2007 Compared to Twenty-six Weeks Ended July 29, 2006
     Net sales. Net sales decreased to $91.2 million for the twenty-six weeks ended August 4, 2007 (first half 2007) from $97.0 million for the twenty-six weeks ended July 29, 2006 (first half 2006), a decrease of $5.8 million or 5.9%. This decrease reflected weak consumer demand for our sandals and a lack of a strong fashion trend during the period. Our comparable store sales for the first half of 2007, including Internet and catalog sales, decreased by 13.6% compared to a 3.6% decrease in comparable store sales in the first half of 2006. Average unit selling prices decreased 2.2% and unit sales decreased 4.0% compared to the first half of 2006. Our Internet and catalog sales increased 29.5% to $4.6 million for the first half of 2007.
     Gross profit. Gross profit decreased to $24.6 million in the first half of 2007 from $29.8 million in the first half of 2006, a decrease of $5.2 million or 17.6%. As a percentage of sales, gross profit decreased to 26.9% in the first half of 2007 from 30.7% in the first half of 2006 primarily as a result of lower leverage in our buying and occupancy costs. In both 2007 and 2006, our margins were also negatively effected by markdowns taken as a result of soft demand for our sandals. We attribute the decrease in gross profit to the following components: a decrease of $3.9 million from reduced gross margin percentage, a decrease of $3.2 million from lower comparable store sales, partially offset by an increase of $1.9 million from new store sales. Permanent markdown costs decreased to $7.0 million in the first half of 2007 from $7.5 million in the first half of 2006 as a result of lower inventory levels in 2007.
     Selling expense. Selling expense increased to $23.1 million in the first half of 2007 from $21.1 million in the first half of 2006, an increase of $2.0 million or 9.6%, and increased as a percentage of sales to 25.3% from 21.7%. This increase was primarily the result of the increased number of stores we operated and includes and $0.5 million in higher store salaries and commissions, $0.9 million in higher store depreciation expense, and $0.7 million of increased catalog production and mailing costs.
     General and administrative expense. General and administrative expense increased to $9.0 million in the first half of 2007 from $8.9 million in the first half of 2006, an increase of $0.1 million or 0.6% and increased as a percentage of sales to 9.8% from 9.2%.
     Impairment of long-lived assets. Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the first half of 2007 we recognized $0.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores.
     Interest expense. Interest expense increased to $0.8 million in the first half of 2007 from $0.3 million in the first half of 2006, an increase of $0.5 million. The increase in interest expense reflects an increase in the average balance outstanding on our revolving credit facility and interest on our subordinated convertible debentures issued in June 2007.
     Income tax expense (benefit). We recognized income tax expense of $0.7 million for the first half of 2007 compared to an income tax benefit of $0.2 million in the first half of 2006. The income tax expense for the first half of 2007 reflects the establishment of a $4.1 million valuation reserve against net deferred tax assets as a result of recent pre-tax losses. See “Critical Accounting Policies—Deferred Income Taxes” above for further description.
     Net loss. We had a net loss of $9.7 million in the first half of 2007 compared to a net loss of $0.4 million in the first half of 2006.
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

     Our losses in the first half of 2007 have had a negative impact on our financial position. At August 4, 2007 we had negative working capital of $4.5 million and unused borrowing capacity under our revolving credit facility of $0.8 million (as of September 14, 2007, we had unused borrowing capacity of $0.9 million). As a result of low levels of unused borrowing capacity, we obtained additional sources of liquidity including amendments to our revolving credit facility to temporarily increase our unused borrowing capacity by $1.25 million through September 30, 2007, and raising $3.6 million in net proceeds from a private placement of $4.0 million of subordinated convertible debentures. We have reduced inventory levels below those of the prior year and have modified our business plan to further reduce overhead and operating expenses. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K.
     We anticipate that our planned cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months. If, however, the negative same store sales trends we experienced during the first half of fiscal year 2007 were to continue into 2008, it could become necessary for us to obtain additional financing in order for us to meet our operating cash requirements during the first half of fiscal year 2008 and beyond.
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	July 29, 2006	February 3, 2007	August 4, 2007
Cash	$191,747	$407,346	$192,576
Inventories	26,268,341	24,102,006	22,920,714
Total current assets	31,732,956	30,809,573	31,606,207
Revolving Credit Facility	7,960,653	13,099,304	16,056,368
Total current liabilities	28,959,315	32,518,530	36,090,374
Net working capital	2,773,641	(1,708,957)	(4,484,167)
Property and equipment, net	45,772,551	51,021,077	49,245,995
Total assets	78,892,166	83,158,859	82,122,932
Total shareholders’ equity	42,049,441	41,166,849	31,788,597
Unused borrowing capacity*	10,605,184	6,100,178	789,734

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $3.3 million in the first half of 2007 compared to cash used in operating activities of $2.3 million in the first half of 2006. Besides our net loss of $9.7 million, the most significant use of cash in operating activities in the first half of 2007 primarily relates to a $3.5 million increase in prepaid expenses (principally due to the timing of August rent payments relative to the August 4 end of our fiscal second quarter) partially offset by a $1.2 million reduction in inventory and significant noncash expenses ($4.3 million of depreciation, $0.8 million of impairment expense, $0.7 million of income tax expense, and $0.3 million of stock-based compensation expense). The most significant use of cash in operating activities in the first half of 2006 primarily relates to a $5.9 million reduction of accounts payable, accrued expenses and accrued income taxes from the balances at the end of fiscal year 2005. Accrued employee compensation decreased $2.2 million primarily as the result of the payment in the first quarter of 2006 of accrued incentive compensation related to fiscal year 2005. Accrued income taxes decreased $0.7 million primarily as the result of payment of income taxes relating to fiscal year 2005. Other accounts payable and accrued expenses decreased $3.0 million. As discussed below in “Financing Activities,” cash used in operating activities in the first half of 2007 and 2006 was financed through increased borrowings on our revolving credit facility and, in 2007, the private placement of subordinated convertible debentures.
     Inventories at August 4, 2007 were $1.2 million, or 4.9% lower than at February 3, 2007 and $3.3 million, or 12.7%, lower than at July 29, 2006, reflecting lower average inventory per store. Although we believe that at August 4, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities
     Cash used in investing activities was $3.3 million in the first half of 2007 compared to $10.7 million for the first half of 2006. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We currently plan to open no additional new stores in the second half of fiscal year 2007. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. As of September 14, 2007, we have opened six new stores in fiscal year 2007. We currently anticipate that our capital expenditures in fiscal year 2007, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $5.2 million. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We currently plan to remodel approximately seven stores in fiscal year 2007, including one remodel during the second half. Remodeling the average existing store typically costs approximately $360,000.
Financing activities
     Cash provided by financing activities was $6.4 million in the first half of 2007 compared to $9.3 million for the first half of 2006. The principal sources of cash from financing activities in the first half of 2007 was the net proceeds of approximately $3.6 million from the placement of subordinated convertible debentures and net draws of $3.0 million on our revolving line of credit. The principal sources of cash in the first half of 2006 were the $8.0 million draw on our revolving credit agreement, $0.5 million from the exercise of stock warrants and $1.1 million in cash and excess tax benefits from the exercise of employee stock options.
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). Effective August 31, 2006, we amended this facility to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 8.25% per annum as of August 4, 2007, February 3, 2007 and July 29, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of August 4, 2007.
     We had balances under our credit facility of $16.1 million, $13.1 million and $8.0 million as of August 4, 2007, February 3, 2007, and July 29, 2006, respectively. We had approximately $0.8 million, $6.1 million and $10.6 million in unused borrowing capacity calculated under the provisions of our credit facility as of August 4, 2007, February 3, 2007, and July 29, 2006, respectively. During the first half of fiscal years 2007 and 2006, the highest outstanding balances on our credit facility were $20.8 million and $8.2 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
     During the first quarter of 2007, we began to experience relatively low levels of unused borrowing capacity based on our borrowing base calculations. Consequently, we requested and the bank agreed on April 18, 2007, to adjust the borrowing base calculation to provide for additional borrowing capacity of $1,250,000 for the period from April 20, 2007 through May 18, 2007. This agreement was subsequently extended through June 15, 2007, and, effective June 13, 2007, further extended until September 30, 2007. As of September 14, 2007, we had an outstanding balance of $17.6 million and approximately $0.9 million of unused borrowing capacity, based on our borrowing base calculations.
     On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures (the “Debentures”) to seven accredited investors in a private placement generating net proceeds of $3.6 million, which were used to repay amounts owed under our credit facility. The Debentures bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, beginning December 31, 2007. Investors included corporate directors Andrew N. Baur and Scott C. Schnuck, an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.
     The Debentures are convertible into shares of common stock at any time. Based on the initial conversion price of $9.00 per share, the Debentures are convertible into 444,441 shares of common stock, after eliminating fractional shares. The conversion price, and thus the number of shares into which the Debentures are convertible, is subject to anti-dilution and other adjustments. If we distribute any assets (other than ordinary cash dividends), then generally each holder is entitled to receive a like amount of such distributed property. In the event of a merger, consolidation, sale of substantially all of our assets, or reclassification or compulsory share exchange, then upon any subsequent conversion each holder will have the right to either the same property as it would have otherwise been entitled or cash in an amount equal to 100% principal amount of the Debenture, plus interest and any other amounts owed. The Debentures also contain a weighted average conversion price adjustment generally for future issuances, at prices less than the then current conversion price, of common stock or securities convertible into, or options to purchase, shares of common stock, excluding generally currently outstanding options, warrants or performance shares and any future issuances pursuant to any properly authorized equity compensation plans. In accordance with rules of the Nasdaq, the Debentures contain limitations on the number of shares issuable pursuant to the Debentures regardless of how low the conversion price may be, including limitations generally requiring that the conversion price not be less than $8.10 per share for Debentures issued to advisory directors, corporate directors or the entity affiliated with Mr. Baur, that we do not issue common stock amounting to more than 19.99% of our common stock in the transaction or such that following conversion, the total number of shares beneficially owned by each holder does not exceed 19.999% of our common stock. These limitations may be removed with shareholder approval.
     The Debentures generally provide for customary events of default, which could result in acceleration of all amounts owed, including default in required payments, failure to pay when due, or the acceleration of, other monetary obligations for indebtedness (broadly defined) in excess of $1 million (subject to certain exceptions), failure to observe or perform covenants or agreements contained in the transaction documents, including covenants relating to using the net proceeds, maintaining legal existence, prohibiting the sale of material assets outside of the ordinary course, prohibiting cash dividends and distributions, share repurchases, and certain payments to our officers and directors. We generally have the right, but not the obligation, to redeem the unpaid principal balance of the Debentures at any time prior to conversion if the closing price of our common stock (as adjusted for stock dividends, subdivisions or combinations) is equal to or above $16.00 per share for each of 20 consecutive trading days and certain other conditions are met. We have also agreed to provide certain piggyback and demand registration rights, until two years after the Debentures cease to be outstanding, to the holders under the Securities Act of 1933 relating to the shares of common stock issuable upon conversion of the Debentures.
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Warrants underlying 50,000 shares of common stock were exercised during the twenty-six weeks ended July 29, 2006, generating net proceeds to us of approximately $509,000. No warrants were exercised during the thirteen and twenty-six weeks ended August 4, 2007.

     In connection with our 2005 private placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of August 4, 2007, the maximum amount of liquidated damages that we could be required to pay was $700,000, which represents 8 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Warrants underlying 54,000 shares of common stock were tendered in a cashless exercise transaction under which we issued 21,366 shares of common stock during the twenty-six weeks ended July 29, 2006. No warrants were exercised during the twenty-six weeks ended August 4, 2007.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At August 4, 2007, February 3, 2007, and July 29, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of August 4, 2007:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$5,993,779	$392,667	$771,084	$4,770,028	$—
Capital lease obligations (2)	152,229	140,990	11,239	—	—
Operating lease obligations (3)	215,344,681	23,869,101	51,414,819	48,304,668	91,756,093
Purchase obligations (4)	25,554,970	25,236,329	309,493	9,148	—

Total	$246,985,659	$49,639,087	$52,506,635	$53,083,844	$91,756,093

(1)	Includes principal and interest payments.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3	Includes minimum payment obligations related to our store leases.

(4)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.

Recent Accounting Pronouncements
     None.
Effect of Inflation
     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our earnings and cash flows may be subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. We had $16.0 million of outstanding borrowings under our revolving credit facility at August 4, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2007.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the twenty-six weeks ended August 4, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 14, 2007.

(b) At the annual meeting of shareholders of the Company held on June 14, 2007, action was taken with respect to the election of all six directors of the Company who were elected as follows: 5,454,701 shares were voted for Peter A. Edison, while authority was withheld with respect to 21,700 shares; 5,455,101 shares were voted for Michele A. Bergerac, while authority was withheld with respect to 21,300 shares; 5,455,601 shares were voted for Andrew N. Baur, while authority was withheld with respect to 20,800 shares; 5,455,101 shares were voted for Timothy F. Finley, while authority was withheld with respect to 21,300 shares; 5,455,601 shares were voted for Harry E. Rich, while authority was withheld with respect to 20,800 shares; and 5,421,801 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 54,600 shares.
(c) Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 5,475,200 shares were voted in favor, 1,201 shares were voted against, no shares abstained and there were no broker non-votes.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: September 18, 2007

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board of Directors and Chief Executive Officer (On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary (As principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).

10.2	9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).

10.3	Subordination Agreement dated June 26, 2007 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).

10.4	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).

10.5	Registration Rights Agreement dated June 26, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).

10.6	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 18, 2007 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 4 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).