Form 10-Q
period 2007-11-03
BAKERS FOOTWEAR GROUP INC
filed 2007-12-18
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2007

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
Common Stock, par value $0.0001 per share, 6,655,856 shares issued and outstanding as of December 14, 2007.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 28,	February 3,	November 3,
	2006	2007	2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,341	$407,346	$247,518
Accounts receivable	1,622,942	1,352,936	1,307,162
Other receivables	1,523,585	1,140,168	249,923
Inventories	27,499,098	24,102,006	21,634,947
Prepaid expenses and other current assets	768,816	713,810	1,033,448
Prepaid income taxes	2,106,998	1,129,637	2,160,169
Deferred income taxes	1,900,252	1,963,670	––

Total current assets	35,602,032	30,809,573	26,633,167
Property and equipment, net	50,192,784	51,021,077	45,386,007
Deferred income taxes	404,918	424,139	––
Other assets	919,255	904,070	1,191,508

Total assets	$87,118,989	$83,158,859	$73,210,682

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,125,245	$8,134,642	$10,288,561
Accrued expenses	9,262,779	9,004,436	9,138,948
Sales tax payable	658,173	757,868	571,274
Deferred income	1,197,382	1,332,473	1,203,143
Revolving credit facility	19,806,713	13,099,304	21,186,579
Current maturities of capital lease obligations	232,854	189,807	94,149

Total current liabilities	38,283,146	32,518,530	42,482,654
Subordinated convertible debentures	––	––	4,000,000
Obligations under capital leases, less current maturities	94,149	57,863	––
Accrued rent liabilities	9,042,805	9,415,617	10,213,248
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	––	––	––
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,493,035 shares outstanding at October 28, 2006 and February 3, 2007, and 6,655,856 shares outstanding at November 3, 2007	649	649	665
Additional paid-in capital	36,520,249	36,571,423	36,923,876
Retained earnings (accumulated deficit)	3,177,991	4,594,777	(20,409,761)

Total shareholders’ equity	39,698,889	41,166,849	16,514,780

Total liabilities and shareholders’ equity	$87,118,989	$83,158,859	$73,210,682

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007
Net sales	$46,552,522	$40,293,957	$143,542,305	$131,534,432
Cost of merchandise sold, occupancy, and buying expenses	34,429,758	36,784,976	101,611,074	103,461,316

Gross profit	12,122,764	3,508,981	41,931,231	28,073,116
Operating expenses:
Selling	10,979,829	11,228,162	32,053,596	34,333,266
General and administrative	4,987,209	4,753,149	13,884,013	13,703,711
Loss on disposal of property and equipment	115,402	18,205	243,505	62,957
Impairment of long-lived assets	––	2,375,497	––	3,131,169

Operating loss	(3,959,676)	(14,866,032)	(4,249,883)	(23,157,987)
Other income (expense):
Interest expense	(319,893)	(499,430)	(616,785)	(1,263,848)
Other, net	67,560	70,880	101,341	108,664

Loss before income taxes	(4,212,009)	(15,294,582)	(4,765,327)	(24,313,171)
Provision for (benefit from) income taxes	(1,610,255)	––	(1,805,430)	691,367

Net loss	$(2,601,754)	$(15,294,582)	$(2,959,897)	$(25,004,538)

Basic loss per share	$(0.40)	$(2.35)	$(0.46)	$(3.85)

Diluted loss per share	$(0.40)	$(2.35)	$(0.46)	$(3.85)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
				Retained
	Shares		Additional	Earnings
	Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Capital	Deficit)	Total
Balance at February 3, 2007	6,493,035	$649	$36,571,423	$4,594,777	$41,166,849
Stock-based compensation expense	—	—	351,524	—	351,524
Shares issued in connection with exercise of stock options	93,821	9	929	—	938
Issuance of restricted stock	69,000	7	—	—	7
Net loss	—	—	—	(25,004,538)	(25,004,538)

Balance at November 3, 2007	6,655,856	$665	$36,923,876	$(20,409,761)	$16,514,780

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 28, 2006	November 3, 2007
Operating activities
Net loss	$(2,959,897)	$(25,004,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,479,438	6,483,620
Deferred income taxes	(673,117)	2,387,809
Stock-based compensation expense	693,248	351,524
Excess income tax benefit from exercise of stock options	(614,542)	––
Loss on disposal of property and equipment	243,505	62,957
Impairment of long-lived assets	––	3,131,169
Changes in operating assets and liabilities:
Accounts receivable	(775,547)	936,019
Inventories	(1,501,239)	2,467,059
Prepaid expenses and other current assets	482,765	(319,638)
Prepaid income taxes	(2,106,998)	(1,030,532)
Other assets	(232,420)	76,617
Accounts payable	(4,934,489)	2,153,919
Accrued expenses and deferred income	(2,736,985)	(181,412)
Accrued income taxes	(683,422)	––
Accrued rent liabilities	2,715,180	797,631

Net cash used in operating activities	(7,604,520)	(7,687,796)
Investing activities
Purchase of property and equipment	(17,341,330)	(4,005,286)
Proceeds from sale of property and equipment	126,965	19,803

Net cash used in investing activities	(17,214,365)	(3,985,483)
Financing activities
Net advances under revolving credit facility	19,806,713	8,087,275
Proceeds from issuance of subordinated convertible debentures	––	4,000,000
Debt issuance costs	––	(421,248)
Proceeds from exercise of stock warrants	508,990	––
Proceeds from exercise of stock options	451,422	938
Proceeds from issuance of restricted stock	––	7
Excess income tax benefit from exercise of stock options	614,542	––
Principal payments under capital lease obligations	(307,411)	(153,521)

Net cash provided by financing activities	21,074,256	11,513,451

Net decrease in cash and cash equivalents	(3,744,629)	(159,828)
Cash and cash equivalents at beginning of period	3,924,970	407,346

Cash and cash equivalents at end of period	$180,341	$247,518

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,643,607	$73,761

Cash paid for interest	$514,230	$1,055,772

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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of February 3, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement as of February 3, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.
3. Income Taxes
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of November 3, 2007, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on the Company’s financial statements for the thirteen weeks and thirty-nine weeks ended November 3, 2007.
     In accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Subsequently the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If in the future sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.
     At February 3, 2007 and May 5, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets. During the thirteen weeks ended November 3, 2007, the Company increased the valuation allowance to $10,012,379. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at November 3, 2007, consists of the calculated refund of federal income taxes previously paid related to available net operating loss carrybacks that will be claimed on the Company’s federal income tax return for the year ended February 2, 2008 and refunds of state estimated income tax payments made for fiscal year 2006 that were claimed on the Company’s state income tax returns for the year ended February 3, 2007.
     Significant components of the provision for income tax expense (benefit) for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and November 3, 2007 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007
Current:
Federal	$(1,007,570)	$(3,771,429)	$(921,040)	$(5,602,998)
State and local	(226,168)	(828,160)	(211,273)	(693,033)

Total current	(1,233,738)	(4,599,589)	(1,132,313)	(6,296,031)

Deferred:
Federal	(318,591)	(1,075,041)	(569,561)	(2,092,623)
State and local	(57,926)	(195,462)	(103,556)	(932,358)

Total deferred	(376,517)	(1,270,503)	(673,117)	(3,024,981)

Valuation allowance	––	5,870,092	––	10,012,379

Total income tax expense (benefit)	$(1,610,255)	$––	$(1,805,430)	$691,367

     The differences between income tax expense (benefit) at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and November 3, 2007 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007
Federal income tax at statutory rate	$(1,474,204)	$(5,353,104)	$(1,667,865)	$(8,509,610)
Impact of graduated Federal rates	42,537	152,946	47,653	243,132
State and local taxes, net of federal income taxes	(188,642)	(676,339)	(210,774)	(1,075,170)
Permanent differences	10,054	6,405	25,556	20,636
Valuation allowance	––	5,870,092	––	10,012,379

Total income tax expense (benefit)	$(1,610,255)	$––	$(1,805,430)	$691,367

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	October 28, 2006	February 3, 2007	November 3, 2007
Deferred tax assets:
Net operating loss carryforward	$––	$––	$5,743,647
Vacation accrual	422,444	426,763	425,861
Inventory	1,641,356	1,712,111	1,690,716
Stock-based compensation	423,882	443,840	580,935
Accrued rent	3,448,694	3,646,741	3,983,167
Valuation allowance	––	––	(10,012,379)

Total deferred tax assets	5,936,376	6,229,455	2,411,947

Deferred tax liabilities:
Prepaid expenses	163,548	175,204	173,620
Property and equipment	3,467,658	3,666,442	2,238,327

Total deferred tax liabilities	3,631,206	3,841,646	2,411,947

Net deferred tax assets	$2,305,170	$2,387,809	$––

4. Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended October 28, 2006 and November 3, 2007, are as follows:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 28, 2006	November 3, 2007
Options granted	91,728	272,613
Weighted-average fair value of options granted	$10.48	$3.59
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.75% - 5.0%	4.25%-4.5%
Expected volatility	50% - 55%	43% - 46%
Expected option life	5 — 6 years	5 — 6 years
     During the thirty-nine weeks ended November 3, 2007, the Company granted performance shares that vest 36 months after issuance in amounts that depend upon the achievement of performance objectives for net sales in fiscal year 2009 and return on average assets for the three year period ending in fiscal year 2009. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 136,260 shares related to these grants. The grant-date fair value of each performance share is $10.39. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. As of November 3, 2007, the Company estimated that no performance shares would vest at the end of the performance period and, consequently has recognized no stock based compensation expense related to the performance shares. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made.
     During the thirteen weeks ended November 3, 2007, the Company granted 69,000 restricted shares of common stock that vest 60 months after issuance. The grant date fair value of each restricted share is $4.52. Compensation expense related to restricted shares is recognized ratably over the vesting period based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of November 3, 2007, the Company estimated that 66,000 restricted shares would vest at the end of the vesting period. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made.
     During the thirteen weeks ended November 3, 2007, the Company granted 140,000 nonqualified options to purchase shares of the Company’s common stock at an exercise price of $4.52 per share. The options vest 20% per year and expire ten years from the date of grant.

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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007
Numerator:
Numerator for basic earnings per share — Net income (loss)	$(2,601,754)	$(15,294,582)	$(2,959,897)	$(25,004,538)

Numerator for diluted earnings per share	$(2,601,754)	$(15,294,582)	$(2,959,897)	$(25,004,538)

Denominator for basic earnings per share — weighted average shares	6,492,969	6,498,190	6,439,345	6,494,753
Effect of dilutive securities
Stock options	—	—	—	—
Restricted shares	—	—	—	—
Convertible securities	—	—	—	—
Stock purchase warrants	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,492,969	6,498,190	6,439,345	6,494,753

     Shares underlying the following securities were excluded from the diluted earnings per share calculations because they were anti-dilutive:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007
Stock options	114,206	93,413	222,323	81,211
Restricted shares	—	—	—	1,896
Convertible securities (1)	—	444,441	—	211,639
Stock purchase warrants (2)	42,376	—	113,698	—

(1)	Interest expense related to shares underlying subordinated convertible debentures was not added back to the diluted earnings per share calculation for the thirteen and thirty-nine weeks ended November 3, 2007 because the shares underlying the convertible debentures were antidilutive.

(2)	The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the thirteen and thirty-nine weeks ended November 3, 2007 because they had exercise prices that were greater than the average closing price of the Company’s common stock for those periods.
6. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (7.50% per annum at November 3, 2007) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $4,462,000, $6,100,000, and $1,442,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of October 28, 2006, February 3, 2007, and November 3, 2007, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. The Company and the bank agreed to adjust the borrowing base calculation to provide for additional availability of $1,250,000 for the period April 20, 2007 through September 30, 2007. As of December 14, 2007, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2007 based on the expected execution of its business plan, which includes increased inventory and expense control.
7. Private Placement of Subordinated Convertible Debentures
     On June 26, 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of $3,578,752. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually, and mature on June 30, 2012. The debentures are convertible at any time into 444,441 shares of common stock, excluding fractional shares, based on the initial conversion price of $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. Among the investors in the debentures are Andrew Baur and Scott Schnuck, who are directors of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
8. Impairment of Long-Lived assets
     At least annually, management determines on a store-by-store basis whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the thirty-nine weeks ended November 3, 2007, the Company recorded $3,131,169, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.
9. Subsequent Event – Sale of Leasehold Interest
     On December 11, 2007, the Company entered into an agreement to terminate a below market operating lease that was originally scheduled to expire in 2022, in exchange for a $5,050,000 cash payment on December 11, 2007, and the right to continue occupying the space through January 8, 2009. The Company used the net proceeds of approximately $5.0 million to reduce the balance on its revolving credit facility. The Company does not believe that it has any other operating leases that could be terminated on substantially similar terms.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of November 3, 2007, we operated 257 stores, including 228 Bakers stores located in 38 states. We opened six new stores, remodeled seven stores, and closed six stores during the first thirty-nine weeks of 2007.
     During the first thirty-nine weeks of 2007, our net sales decreased 8.4% compared to the first thirty-nine weeks of 2006, and our comparable store sales decreased 14.6% as a result of weak demand for our sandals throughout the year and slow demand for our fall boot offerings resulting from an unseasonably warm October. In response to the lack of resonance of our product lines, in September 2007, we aggressively reviewed our existing inventory and took pricing actions that we believe were required to provide the freshness in product that our customers desire. The resulting markdowns taken during our third quarter were $3.5 million higher at cost than markdowns taken during the third quarter of 2006. This and lower leverage in our buying and occupancy costs resulting from lower sales, caused our gross profit percentage to decrease to 21.3% of sales in the first thirty-nine weeks of 2007 compared to 29.2% in the first thirty-nine weeks of 2006. Comparable store sales for the first six weeks of the fourth quarter of 2007 decreased 1.4%, reflecting an improvement in our sales trends compared to the preceding six quarters.
     Our net loss of $25.0 million for the first thirty nine weeks of 2007 compares to a net loss of $3.0 million in the first thirty nine weeks of 2006. As described in more detail below at “Critical Accounting Policies—Deferred Income Taxes,” we established a $10.0 million valuation reserve against our deferred income tax assets resulting in net income tax expense of $0.7 million for the first thirty-nine weeks of 2007. During the third quarter of 2007, we recognized $2.4 million in noncash impairment expense related to our decision to close three prototype stores because they no longer fit within our long term strategy and will convert the locations into Wild Pair stores in early 2008.
     Our losses in the first thirty-nine weeks of 2007 have had a negative impact on our financial position. At November 3, 2007 we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.4 million, and our shareholders’ equity had declined to $16.5 million. As a result of low levels of unused borrowing capacity, we obtained additional sources of liquidity including amending to our revolving credit facility in June 2007 to temporarily increase our unused borrowing capacity by $1.25 million through September 30, 2007, and raising $3.6 million in net proceeds from a private placement of $4.0 million of subordinated convertible debentures.
     In September 2007, we announced that we were taking certain actions that we expect will result in annual reductions in planned expenses of approximately $8.0 million, positively impacting operating results in fiscal year 2008 with benefits also expected to positively affect net income in the fourth quarter of 2007. These actions include a refocusing of our merchandising and inventory strategy with the intent of lowering inventory levels and improving inventory turnover metrics. In connection with these actions, we recognized approximately $3.5 million of incremental markdown expense compared to the third quarter of 2006, recognized approximately $0.8 million in severance expense related to staff reductions, and recognized approximately $2.4 million of impairment expense. As of the end of the third quarter of 2007 we had reduced inventory levels 21.3% below inventory at the end of the third quarter of 2006. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities.
     On December 11, 2007, we entered into an agreement to terminate a below market operating lease that was originally scheduled to expire in 2022, in exchange for a $5.05 million cash payment on December 11, 2007 and the right to continue occupying the space through January 8, 2009. We used the net proceeds of approximately $5.0 million to reduce the balance on our revolving line of credit. We do not believe that we have any other operating leases that could be terminated on substantially similar terms. As of December 14, 2007, the balance on our revolving line of credit was $15.3 million and unused borrowing capacity was $4.5 million).
     We anticipate that our planned cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months. If, however, the negative same store sales trends we experienced during the first thirty-nine weeks of fiscal year 2007 were to continue into 2008, it could become necessary for us to obtain additional financing in order for us to meet our operating cash requirements during the first thirty-nine weeks of fiscal year 2008 and beyond. There is no assurance that we would be able to obtain additional financing in such circumstances.
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
     During the thirty-nine weeks ended November 3, 2007, we recorded $3.1 million in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets related to certain underperforming stores and three prototype stores that we operated and has now determined to no longer be consistent with our strategic focus.
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
     At February 3, 2007 and May 5, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded our carryback potential and was anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4.1 million valuation allowance against our net deferred tax assets. During the thirteen weeks ended November 3, 2007, we increased the valuation allowance to $10.0 million to reflect the increase in net deferred tax assets in the period. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We are subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of November 3, 2007, we have not recorded any unrecognized tax benefits. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on our financial statements for the thirty-nine weeks ended November 3, 2007.

     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	74.0	91.3	70.8	78.7

Gross profit	26.0	8.7	29.2	21.3
Selling expense	23.6	27.9	22.3	26.1
General and administrative expense	10.7	11.8	9.7	10.4
Loss on disposal of property and equipment	0.2	—	0.2	—
Impairment of long-lived assets	—	5.9	—	2.4

Operating income (loss)	(8.5)	(36.9)	(3.0)	(17.6)
Other income (expense)	0.1	0.1	0.1	0.1
Interest expense	(0.7)	(1.2)	(0.4)	(1.0)

Loss before income taxes	(9.1)	(38.0)	(3.3)	(18.5)
Income tax expense (benefit)	(3.5)	—	(1.3)	0.5

Net loss	(5.6)%	(38.0)%	(2.0)%	(19.0)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Number of stores at beginning of period	247	257	235	257
Stores opened during period	15	0	31	6
Stores closed during period	(1)	0	(5)	(6)

Number of stores at end of period	261	257	261	257

Thirteen Weeks Ended November 3, 2007 Compared to Thirteen Weeks Ended October 28, 2006
     Net sales. Net sales decreased to $40.3 million for the thirteen weeks ended November 3, 2007 (third quarter 2007) from $46.6 million for the thirteen weeks ended October 28, 2006 (third quarter 2006), a decrease of $6.3 million or 13.4%. This decrease reflected weak consumer demand for our fall offerings. Our comparable store sales for the third quarter of 2007, including Internet and catalog sales, decreased by 16.6% compared to a 4.2% decrease in comparable store sales in the third quarter of 2006. Average unit selling prices decreased 5.9% while unit sales decreased 7.9% compared to the third quarter of 2006. Our Internet and catalog sales increased 7.4% to $2.1 million.
     Gross profit. Gross profit decreased to $3.5 million in the third quarter of 2007 from $12.1 million in the third quarter of 2006, a decrease of $8.6 million or 71.1%. As a percentage of sales, gross profit decreased to 8.7% in the third quarter of 2007 from 26.0% in the third quarter of 2006. In response to the lack of resonance of our product lines, in September 2007, we aggressively reviewed our existing inventory and took pricing actions that we believe were required to provide the freshness in product that our customers desire. The resulting markdowns taken during our third quarter were $3.5 million higher at cost than markdowns taken during the third quarter of 2006. This and lower leverage in our buying and occupancy costs resulting from lower sales, caused our gross profit percentage to decrease. The decrease in gross profit consists of a decrease of $8.1 million from reduced gross margin percentage, a decrease of $0.6 million from lower comparable store sales, partially offset by an increase of $0.1 million from new store sales. Permanent markdown costs increased to $8.2 million in the third quarter of 2007 from $4.7 million in the third quarter of 2006.
     Selling expense. Selling expense increased to $11.2 million in the third quarter of 2007 from $11.0 million in the third quarter of 2006, an increase of $0.2 million or 2.3%, and increased as a percentage of sales to 27.9% from 23.6%. This increase was primarily the result of $0.4 million in higher catalog production and mailing costs, $0.2 million of higher store depreciation expense, partially offset by decreases of $0.2 million in store payroll and $0.1 million in store supplies.

     General and administrative expense. General and administrative expense decreased to $4.8 million in the third quarter of 2007 from $5.0 million in the third quarter of 2006, a decrease of $0.2 million or 4.7%, and increased as a percentage of sales to 11.8% from 10.7%. The dollar decrease was due primarily to a $0.4 million decrease in professional fees compared to the third quarter of 2006 which included $0.4 million of expenses incurred in considering potential equity financing in 2006. The decrease was partially offset by a $0.2 million increase in group health insurance expense.
     Impairment of long-lived assets. During the third quarter of 2007 we recognized $2.4 million in noncash charges related to the impairment of long-lived assets of three prototype stores that the Company has determined to no longer be consistent with its strategic focus. These locations will be converted into Wild Pair stores in 2008.
     Interest expense. Interest expense increased to $0.5 million in the third quarter of 2007 from $0.3 million in the third quarter of 2006, an increase of $0.2 million. The increase in interest expense reflects an increase in the average borrowings on our revolving credit facility and interest on our subordinated convertible debentures issued in June 2007.
     Income tax expense (benefit). We established a tax valuation allowance against our net deferred tax assets in the second quarter of 2007 and increased the valuation allowance by $5.9 million for the increase in net deferred tax assets (primarily increased net operating loss carryforwards) in the third quarter. Consequently, we recognized no income tax benefit in the third quarter of 2007 compared to a $1.6 million income tax benefit recognized in the third quarter of 2006.
     Net loss. We had a net loss of $15.3 million in the third quarter of 2007 compared to a net loss of $2.6 million in the third quarter of 2006.
Thirty-nine Weeks Ended November 3, 2007 Compared to Thirty-nine Weeks Ended October 28, 2006
     Net sales. Net sales decreased to $131.5 million for the thirty-nine weeks ended November 3, 2007 from $143.5 million for the thirty-nine weeks ended October 28, 2006, a decrease of $12.0 million or 8.4%. Our comparable store sales for the first thirty-nine weeks of 2007, including Internet and catalog sales, decreased by 14.6% compared to a 3.8% decrease in comparable store sales in the first thirty-nine weeks of 2006. Average unit selling prices decreased 3.4% and unit sales decreased 5.2% compared to the first thirty-nine weeks of 2006. Our Internet and catalog sales increased 21.8% to $6.7 million for the first three quarters of 2007.
     Gross profit. Gross profit decreased to $28.1 million in 2007 from $41.9 million in 2006, a decrease of $13.8 million or 33.0%. As a percentage of sales, gross profit decreased to 21.3% in 2007 from 29.2% in 2006. In September 2007, we aggressively reviewed our existing inventory and took pricing actions that we believe were required to provide the freshness in product that our customers desire. The resulting markdowns taken during our third quarter were $3.5 million higher at cost than markdowns taken during the third quarter of 2006. This and lower leverage in our buying and occupancy costs resulting from lower sales, caused our gross profit percentage to decrease. The decrease in gross profit consists of a decrease of $12.0 million from reduced gross margin percentage, a decrease of $3.8 million from lower comparable store sales, partially offset by an increase of $2.0 million from new store sales. Permanent markdown costs increased to $14.8 million in the first thirty-nine weeks of 2007 from $12.3 million in the first thirty-nine weeks of 2006.
     Selling expense. Selling expense increased to $34.3 million in 2007 from $32.1 million in 2006, an increase of $2.2 million or 7.1%, and increased as a percentage of sales to 26.1% from 22.3%. This increase was primarily the result of a $1.1 million increase in store depreciation, $0.3 million increase in store payroll expenses and a $1.0 million increase in catalog production and mailing costs. This increase was partially offset by approximately $0.2 million of decreases in store supplies and travel expenses.
     General and administrative expense. General and administrative expense decreased to $13.7 million in 2007 from $13.9 million in 2006, a decrease of $0.2 million or 1.3% but increased as a percentage of sales to 10.4% from 9.7%.
     Impairment of long-lived assets. During the first three quarters of 2007, we recognized $3.1 million or 2.3% of sales in noncash charges related to the impairment of fixed assets including the write-off of three prototype stores that the Company operated and has now determined to no longer be consistent with the Company’s strategic focus.
     Interest expense. Interest expense increased to $1.3 million in 2007 from $0.6 million in 2006, an increase of $0.7 million. The increase in interest expense reflects an increase in the average balance outstanding on our revolving credit facility and interest on our subordinated convertible debentures issued in June 2007.

     Income tax expense (benefit). We recognized income tax expense of $0.7 million for the first three quarters of 2007 compared to an income tax benefit of $1.8 million in the first three quarters of 2006. The income tax expense for the first three quarters of 2007 reflects the establishment of a $10.0 million valuation allowance against net deferred tax assets.
     Net loss. We had a net loss of $25.0 million in the first three quarters of 2007 compared to a net loss of $3.0 million in the first three quarters of 2006.
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
     Our losses in the first three quarters of 2007 have had a negative impact on our financial position. At November 3, 2007 we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.4 million, and our shareholders’ equity had declined to $16.5 million. As a result of low levels of unused borrowing capacity, we took actions to obtain additional sources of liquidity including amending our revolving credit facility to temporarily increase our unused borrowing capacity by $1.25 million through September 30, 2007, and raising $3.6 million in net proceeds from a private placement of $4.0 million of subordinated convertible debentures.
     In September 2007, we announced that we were taking certain actions that we expect will result in annual reductions in planned expenses of approximately $8.0 million, positively impacting our liquidity and operating results in fiscal year 2008 with benefits also expected to positively affect net income in the fourth quarter of 2007. These actions include refocusing of our merchandising and inventory strategy with the intent of lowering inventory levels and improving inventory turnover metrics. As of the end of the third quarter of 2007 we had reduced inventory levels 21.3% below inventory at the end of the third quarter of 2006. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities.
     On December 11, 2007, we entered into an agreement to terminate a below market operating lease that was originally scheduled to expire in 2022, in exchange for a $5,050,000 cash payment on December 11, 2007 and the right to continue occupying the space through January 8, 2009. We used the net proceeds of approximately $5.0 million to reduce the balance on our revolving line of credit. We do not believe that we have any other operating leases that could be terminated on substantially similar terms. As of December 14, 2007, the balance on our revolving line of credit was $15.3 million and unused borrowing capacity was $4.5 million).
     We anticipate that our planned cash flows from operations and borrowings under our revolving credit facility will be sufficient for our operating cash requirements for at least the next 12 months. If, however, the negative same store sales trends we experienced during the first three quarters of fiscal year 2007 were to continue into 2008, it could become necessary for us to obtain additional financing in order for us to meet our operating cash requirements during the first three quarters of fiscal year 2008 and beyond. There is no assurance that we would be able to obtain such financing in such circumstances. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K.

     The following table summarizes certain key liquidity measurements as of the dates indicated:

	October 28, 2006	February 3, 2007	November 3, 2007
Cash	$180,341	$407,346	$247,518
Inventories	27,499,098	24,102,006	21,634,947
Total current assets	35,602,032	30,809,573	26,633,167
Revolving Credit Facility	19,806,713	13,099,304	21,186,579
Total current liabilities	38,283,146	32,518,530	42,482,654
Net working capital	(2,681,114)	(1,708,957)	(15,849,487)
Property and equipment, net	50,192,784	51,021,077	45,386,007
Total assets	87,118,989	83,158,859	73,210,682
Total shareholders’ equity	39,698,889	41,166,849	16,514,780
Unused borrowing capacity*	4,461,921	6,100,178	1,441,896

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $7.7 million in the first three quarters of 2007 compared to cash used in operating activities of $7.6 million in the first three quarters of 2006. Our net loss of $25.0 million was significantly offset by noncash items such as $6.5 million in depreciation expense, $3.1 million of impairment expense, and $0.4 million of stock-based compensation expense, reductions in inventory of $2.5 million and in accounts receivable of $0.9 million, and increases in accounts payable of $2.2 million and in accrued rent of $0.8 million. The most significant use of cash in operating activities in the first three quarters of 2006 primarily relates to a $8.4 million reduction of accounts payable and accrued expenses from the balances at the end of fiscal year 2005. Accrued employee compensation decreased $2.3 million primarily as the result of the payment in the first three quarters of 2006 of accrued incentive compensation related to fiscal year 2005. Other accounts payable and accrued expenses decreased $5.4 million. As discussed below in “Financing Activities,” cash used in operating activities in the first three quarters of 2007 and 2006 was financed through increased borrowings on our revolving credit facility and, in 2007, the private placement of subordinated convertible debentures.
     Inventories at November 3, 2007 were $2.5 million, or 10.2% lower than at February 3, 2007 and $5.9 million, or 21.3%, lower than at October 28, 2006, reflecting changes in our merchandising strategy initiated in September 2007. Although we believe that at November 3, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $4.0 million in the first three quarters of 2007 compared to $17.2 million for the first three quarters of 2006. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We currently plan to open no additional new stores in the fourth quarter of fiscal year 2007. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases, and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures, allowing us to exploit opportunities while maintaining prudent working capital and overall capitalization positions. As of December 14, 2007, we have opened six new stores in fiscal year 2007. We currently anticipate that our capital expenditures in fiscal years 2007 and 2008, primarily related to new stores, store remodeling, distribution and general corporate activities, will be approximately $5.0 million and $4.0 million, respectively. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. We have remodeled seven stores in fiscal year 2007, including one remodel during the third quarter. Remodeling the average existing store typically costs approximately $360,000.

Financing activities
     Cash provided by financing activities was $11.5 million in the first three quarters of 2007 compared to $21.1 million for the first three quarters of 2006. The principal sources of cash from financing activities in the first three quarters of 2007 was the net proceeds of approximately $3.6 million from the placement of subordinated convertible debentures and net draws of $8.1 million on our revolving line of credit. The principal sources of cash in the first three quarters of 2006 were the $19.8 million draw on our revolving credit agreement, $0.5 million from the exercise of stock warrants and $1.1 million in cash and excess tax benefits from the exercise of employee stock options.
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). Effective August 31, 2006, we amended this facility to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 7.50% per annum as of November 3, 2007, February 3, 2007 and October 28, 2006. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 30% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of November 3, 2007.
     We had balances under our credit facility of $21.2 million, $13.1 million and $19.8 million as of November 3, 2007, February 3, 2007, and October 28, 2006, respectively. We had approximately $1.4 million, $6.1 million and $4.5 million in unused borrowing capacity calculated under the provisions of our credit facility as of November 3, 2007, February 3, 2007, and October 28, 2006, respectively. During the first three quarters of fiscal years 2007 and 2006, the highest outstanding balances on our credit facility were $21.2 million and $19.8 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
     During the first three quarters of 2007, we began to experience relatively low levels of unused borrowing capacity based on our borrowing base calculations. Consequently, we requested and the bank agreed on April 18, 2007, to adjust the borrowing base calculation to provide for additional borrowing capacity of $1,250,000 for the period from April 20, 2007 through May 18, 2007. This agreement was subsequently extended through June 15, 2007, and, effective June 13, 2007, further extended until September 30, 2007. As of December 14, 2007, we had an outstanding balance of $15.3 million and approximately $4.5 million of unused borrowing capacity, based on our borrowing base calculations.
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
     The Debentures are convertible into shares of common stock at any time. Based on the initial conversion price of $9.00 per share, the Debentures are convertible into 444,441 shares of common stock, after eliminating fractional shares. The conversion price, and thus the number of shares into which the Debentures are convertible, is subject to anti-dilution and other adjustments. If we distribute any assets (other than ordinary cash dividends), then generally each holder is entitled to receive a like amount of such distributed property. In the event of a merger, consolidation, sale of substantially all of our assets, or reclassification or compulsory share exchange, then upon any subsequent conversion each holder will have the right to either the same property as it would have otherwise been entitled or cash in an amount equal to 100% principal amount of the Debenture, plus interest and any other amounts owed. The Debentures also contain a weighted average conversion price adjustment generally for future issuances, at prices less than the then current conversion price, of common stock or securities convertible into, or options to purchase, shares of common stock, excluding generally currently outstanding options, warrants or performance shares and any future issuances or deemed issuances pursuant to any properly authorized equity compensation plans. In accordance with rules of the Nasdaq, the Debentures contain limitations on the number of shares issuable pursuant to the Debentures regardless of how low the conversion price may be, including limitations generally requiring that the conversion price not be less than $8.10 per share for Debentures issued to advisory directors, corporate directors or the entity affiliated with Mr. Baur, that we do not issue common stock amounting to more than 19.99% of our common stock in the transaction or such that following conversion, the total number of shares beneficially owned by each holder does not exceed 19.999% of our common stock. These limitations may be removed with shareholder approval.
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
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through October 28, 2006, warrants underlying 50,000 shares of common stock had been exercised, generating net proceeds to us of $509,000. No warrants were exercised during the thirteen and thirty-nine weeks ended November 3, 2007.
     In connection with our 2005 private placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, will subject us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 6, 2005, we filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the warrants and placement agent warrants, which was declared effective on May 25, 2005. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of November 3, 2007, the maximum amount of liquidated damages that we could be required to pay was $437,500, which represents 5 potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Warrants underlying 54,000 shares of common stock were tendered in a cashless exercise transaction under which we issued 21,366 shares of common stock during the thirty-nine weeks ended October 28, 2006. No warrants were exercised during the thirty-nine weeks ended November 3, 2007.
     Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.
Off-Balance Sheet Arrangements
     At November 3, 2007, February 3, 2007, and October 28, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of November 3, 2007:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$5,933,779	$392,667	$771,084	$4,770,028	$—
Capital lease obligations (2)	108,691	108,691	—	—	—
Operating lease obligations (3)	212,361,973	24,886,205	51,438,399	48,226,681	87,810,688
Purchase obligations (4)	26,927,484	26,303,748	529,471	94,265	—

Total	$245,331,927	$51,691,311	$52,738,954	$53,090,974	$87,810,688

(1)	Includes principal and interest payments.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3)	Includes minimum payment obligations related to our store leases.

(4)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. We will be required to adopt SFAS No. 157 as of February 3, 2008. We are currently evaluating the impact of SFAS No. 157 and have not yet determined the impact on our financial statements.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement as of February 3, 2008 and are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.
Effect of Inflation
     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our earnings and cash flows may be subject to fluctuations due to changes in interest rates. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. We had $21.2 million of outstanding borrowings under our revolving credit facility at November 3, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility. Management does not believe that the risk associated with changing interest rates would have a material effect on our results of operations or financial condition.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2007.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for fiscal year 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirty-nine weeks ended November 3, 2007.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 18, 2007

BAKERS FOOTWEAR GROUP, INC.
(Registrant)

By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board of Directors, Chief Executive Officer and President
(On behalf of the Registrant)

By:	/s/ Lawrence L. Spanley, Jr.
Lawrence L. Spanley, Jr.
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary
(As principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

10.1	Summary of October 3, 2007 stock option grants and restricted stock awards for Peter A. Edison, Mark D. Ianni, Joseph R. Vander Pluym and Stanley K. Tusman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2007 (File No. 000-50563)).

10.2	Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 3, 2007 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 5 of the Company’s unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).