Form 10-K
period 2008-02-02
BAKERS FOOTWEAR GROUP INC
filed 2008-05-02
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50563
Bakers Footwear Group, Inc.
(Exact name of Registrant as Specified in Its Charter)

Missouri	43-0577980
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
2815 Scott Avenue,	63103
St. Louis, Missouri	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $6.24 for the shares on the Nasdaq Global Market) was approximately $21,324,000, as of August 4, 2007. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 29, 2008 there were 7,005,856 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2007 fiscal year (the “2008 Proxy Statement”) are incorporated by reference in Part III.

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

As of February 2, 2008, we operated a total of 249 stores, including 28 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 29, 2008, we operated 249 stores, including 27 Wild Pair stores.

Our fiscal year is the standard retail calendar, which closes on the Saturday closest to January 31. In March 2005, we changed our fiscal year to this calendar from our prior fiscal calendar, which ended four weeks earlier. In this Annual Report on Form 10-K, we refer to the fiscal years ended January 3, 2004, January 1, 2005, January 28, 2006, February 3, 2007 and February 2, 2008 as “fiscal year 2003,” “fiscal year 2004,” “fiscal year 2005,” “fiscal year 2006,” and “fiscal year 2007” respectively. We refer to the transition period from January 2, 2005 through January 29, 2005 as the “transition period.” For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Recent Developments

We incurred a net loss of $17.7 million in fiscal year 2007, primarily as a result of a 9.0% decline in net sales, a 12.3% drop in comparable store sales and a 23.7% decrease in gross margin dollars. Demand for our spring and fall product lines was much weaker than anticipated, resulting in excessive inventory levels in the third quarter. In order to address this situation, in September 2007 we announced a realignment of top management, an $8 million cost reduction plan, and a change in our merchandising and inventory focus. We took significant pricing actions to facilitate the reduction of our inventory levels, which reduced gross margin in fiscal year 2007, but resulted in a 25.1% decrease in inventory at the end of fiscal year 2007 compared to the end of fiscal year 2006.

These losses had a significant negative impact on our financial position and liquidity. As of February 2, 2008, we had negative working capital of $7.1 million, unused borrowing capacity under our revolving credit facility of $1.5 million, and our shareholders’ equity had declined to $24.0 million. During fiscal year 2007, we addressed our liquidity issues by amending our revolving line of credit agreement to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. In addition, in February 2008, subsequent to our fiscal year end, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three year subordinated secured term loan and the issuance of 350,000 shares of our common stock. As of April 29, 2008, the balance on our revolving line of credit was $11.5 million and our unused borrowing capacity was $3.4 million. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Our business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year. Our business plan also reflects improved inventory management, with planned inventory levels down approximately 25% compared to prior year inventory levels through the third quarter. We are placing greater focus on our core lines and on timely promotional activity. We believe that this increased focus on inventory should improve our overall gross margin performance compared to fiscal year 2007. We also believe that our gross margin performance will benefit from the realization of the portion of our $8 million cost reduction plan that relates to cost of merchandise sold, occupancy, and buying expenses. Likewise, selling, general and administrative expenses are expected to benefit from cost reductions. We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, we can give no assurance that we will meet the sales or margin levels contemplated in our business plan.

We continue to face considerable liquidity constraints, which were exacerbated by continued soft sales during February and March 2008 in which our comparable store sales decreased 16.1%. Fiscal April 2008 comparable store sales through May 1 were flat and have returned to levels consistent with our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2008. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” herein.

Our $7.5 million three-year subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for the remainder of the year and our other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. Furthermore, in light of our recent sales results and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We have been in discussions with our lenders and believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. Please see “Item 1. Business — Risk Factors — The terms of our three-year subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility” herein.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and our potential inability to comply with financial covenants. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2007 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004, we raised $15.5 million in connection with our initial public offering, reclassified our capital structure, converted outstanding subordinated convertible debentures into shares of common stock and terminated our repurchase obligations relating to our pre-IPO shares. We used the net proceeds to repay certain outstanding obligations and open new stores and remodel existing stores. In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase a total of up to 375,000 shares of common stock. In June 2007 we completed a private placement of $4.0 million in aggregate principal amount of subordinated convertible debentures. In February 2008, subsequent to the end of fiscal year 2007, we obtained net proceeds of approximately $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of our common stock. For additional information regarding these transactions, please see “Item 1. Business — Risk Factors — We may be subject to liability under our registration statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

Strategy for 2008

In light of our recent results as discussed above in “Recent Developments,” in September 2007 we realigned our top management, initiated a cost reduction program, and changed our merchandising and inventory focus. Our focus for fiscal year 2008 is on liquidity management, inventory management, expense management, and improving same store sales.

We have sought to address our liquidity issues by amending our revolving line of credit agreement to provide for additional availability from April through September 2007, by the issuance of $4.0 million of aggregate principal amount of subordinated convertible debentures in June 2007 and in February 2008, subsequent to our fiscal year end, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three year subordinated secured term loan and the issuance of 350,000 shares of our common stock.

Our business plan for the remainder of fiscal year 2008 reflects a moderate increase in comparable store sales beginning in the second quarter and continuing through the remainder of the year. Our business plan also reflects improved inventory management, with planned inventory levels down approximately 25% compared to prior year inventory levels through the third quarter. We are placing greater focus on our core lines and on timely promotional activity. We have narrowed the scope of our shoe offerings, in order to focus on key styles offered across our chain. We believe that this increased focus on inventory should improve our overall gross margin performance compared to fiscal year 2007. We also believe that our gross margin performance will benefit from the realization of the inventory-related portion of our cost reduction plan.

We are also focused on controlling our selling, general and administrative expenses included targeted cost reductions. We have also limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Improving Comparable Store Sales

We strive to improve our comparable stores sales by re-focusing on our micro-merchandising strategy and narrowing our shoe offerings, while focusing on better selling styles. We also expect to complement our in-store sales with Internet sales and our catalog.

•	We attempt to keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting young women into the footwear and accessory styles they desire. To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

•	We employ a test and react strategy that constantly updates our product mix while managing inventory risk. This strategy is supported by our relationships with manufacturers, which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react relatively quickly to fashion trends and keep fast-moving inventory in stock.

•	We also intend to improve comparable store sales increases through branded and private label accessories. Accessories accounted for 12.5% of merchandise sales in fiscal year 2007 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear and accessories because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 18.5% of our net shoe sales for fiscal year 2007 consisted of branded footwear.

•	For fiscal year 2007, our Internet and catalog sales were $9.6 million. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

•	Starting in fiscal year 2006, we have been mailing the Bakers catalog to existing and prospective customers. We believe that the catalog allows us to broaden our appeal by showcasing our stylish image and upscale offerings. We anticipate issuing three catalogs during fiscal year 2008, with an average mailing of approximately 500,000 copies. We believe that our catalogs provide an additional channel for our customers to purchase our merchandise and will increase traffic at our Internet store and our mall stores.

Long-Term Strengths

We have delayed most of our store expansion plans until our liquidity improves. We are also subject to limitations under our debt agreements on the amount we can spend on capital expenditures through fiscal year 2010. Over the long-term, we believe that there are substantial opportunities of us to grow our business.

We opened six stores in fiscal year 2007 and plan to open two stores in fiscal year 2008. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores. We opened 34 new stores in fiscal year 2006 and 30 new stores in fiscal year 2005. As of April 29, 2008, we have opened one new store in fiscal year 2008.

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

A crucial element of our product development is our test and react strategy. We typically buy small quantities of new footwear and deliver merchandise to a cross-section of stores. We monitor sell-through rates on test merchandise and, if the tests are successful, quickly re-order product to be distributed to a larger base of stores. Frequently, we can make initial determinations as to the results of a product test. Our senior management team has extensive experience in retail and in responding to changes in our business. We work with merchandisers, buyers and our distribution system to attempt to respond timely to changes in consumer trends while effectively controlling overhead and inventory.

In addition to our test and react strategy, we also attempt to moderate our fashion risk exposure through the national branded component of our merchandise mix. The national brands carried by our stores tend to focus on fashion basic merchandise supported by national advertising by the producer of the brand, which helps generate demand from our target customer. We hope to gain substantial brand affinity by carrying these lines. We believe that a customer who enters our store with the intent of shopping for national branded footwear will also consider the purchase of our lower price, higher gross margin private label merchandise.

Product Mix

We sell both casual and dress footwear. Casual footwear includes sport shoes, sandals, athletic shoes, outdoor footwear, casual daywear, weekend casual, casual booties and tall-shafted boots. Dress footwear includes career footwear, tailored shoes, dress shoes, special occasion shoes and dress booties.

Private Label.

Our private label merchandise, which comprised approximately 81.5% of our net shoe sales in fiscal year 2007, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. The retail prices of our private label footwear generally range from $39 to $109 with most offerings in the $49 to $79 range. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.

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

We establish manufacturing deadlines in order to ensure a consistent flow of inventory into the stores, emphasizing relatively short lead times. Depending upon where the shoes are produced and where the materials are sourced, we can have shoes delivered to our stores in four to 12 weeks. For more information, please see “— Sourcing and Distribution.”

Our success depends upon our customers’ perception of new and fresh merchandise. Our test and react strategy reduces our risk on new styles of footwear. We also manage our markdown exposure by re-interpreting our core product. Approximately one-half of our private label mix is core product, which we define as styles that carry over for multiple seasons. Our buyers make changes to core product which include colors, fabrications and modified styling to create renewed interest among our customers. We also have relationships with some producers of national brands that, from time to time, produce comparable versions of their branded footwear under our private label brands.

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

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 18.5% of our net shoe sales for fiscal year 2007. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Ed Hardy, Jessica Simpson®, BCBGirls®, Guess Sport®, Steve Madden®, Rocket Dog®, and baby phat®. We believe offering nationally recognized brands is a key element to attracting appearance conscious young women. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our operating costs.

Accessories.

Our branded and private label accessories include handbags, jewelry, sunglasses, ear clips and earrings, hosiery, scarves and other items. Our accessory products allow us to offer the convenience of one-stop shopping to our customers, enabling them to complement their seasonal ready-to-wear clothing with color coordinated footwear and accessories. Accessories add to our overall sales and typically generate higher gross margins than our footwear.

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2005-2007:

	Fiscal Year
Category	2005	2006	2007

Private Label Footwear	75.5%	72.9%	71.3%
Branded Footwear	13.9%	16.1%	16.2%
Accessories	10.6%	11.0%	12.5%

Total	100.0%	100.0%	100.0%

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

Our buyers typically order merchandise 30 to 90 days in advance of anticipated delivery. This strategy allows us to react to both the positive and negative trends and customer preferences identified through our information systems and other tracking procedures. Through this purchasing strategy, we can take advantage of positive trends by quickly replenishing our inventory of popular products. This strategy can also reduce our exposure to risk because we are less likely to be overstocked with less desirable items.

Clearance.

We utilize clearance and markdown procedures to reduce our inventory of slower moving styles. Our management monitors pricing and markdowns to facilitate the introduction of new merchandise and to maintain the freshness of our fashion image.

We have five clearance sales each year, which coincide with the end of a particular selling season. For more information regarding our selling seasons, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.” You should also refer to “— Seasonality” and to “— Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results.” During a clearance sale, we instruct our stores to systematically lower the price of the items, and if not sold, to ship them to one of our 10 to 12 stores which have special clearance sections. We believe that our test and react strategy and our monitoring of inventories and consumer buying trends help us to reduce sales at clearance prices.

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of February 2, 2008, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications. As a result, we continue to operate a number of our stores that may not merit the same level of investment as our new format stores but that generate a reasonable return on investment.

Our stores create a clean, upscale boutique environment, featuring contemporary finishings and sophisticated details. Glass exteriors allow passersby to see easily into the store from the high visibility, high traffic locations in the malls where we have located most of our stores. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of accessories.

Our customers use cash, checks and third-party credit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

Following is a list of our stores by state as of February 2, 2008:

	No.
	Stores

Alabama	2
Arizona	4
Arkansas	2
California	39
Colorado	2
Connecticut	5
Delaware	1
Florida	21
Georgia	15
Idaho	1
Illinois	17
Indiana	2
Kansas	2
Kentucky	1
Louisiana	4
Maryland	7
Massachusetts	7
Michigan	10
Minnesota	1
Missouri	6
Nebraska	1
Nevada	5
New Hampshire	1
New Jersey	14
New Mexico	1
New York	21
North Carolina	3
Ohio	6
Oklahoma	2
Pennsylvania	7
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	24
Utah	1
Virginia	7
Washington	2
Wisconsin	2
	—
Total Stores	249	*
Total States	38

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of February 2, 2008, we operated 221 Bakers stores and 28 Wild Pair stores. As of April 29, 2008, we operated 249 stores including 27 Wild Pair stores. Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for hip young women and men between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, environment within our Wild Pair stores.

Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer	Women - ages 16-35	Men & women - ages 17-29
Private label sales	86% - 89%	33% - 38%
Branded sales	11% - 14%	62% - 67%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Approximate average store size	2,350 square feet	1,900 square feet

Store Operations.

Our store operations are organized into four divisions, east, south, midwest, and west, which are subdivided into 21 regions. Each region is managed by a regional manager, who is typically responsible for 10 to 15 stores. Each store is typically staffed with a manager and an assistant manager, in addition to approximately five part-time sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

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

Our regional managers are responsible for maintaining a loss prevention program in each of our stores. In addition, we have a loss prevention department with regional loss prevention staff who perform individual store visits throughout the year. Our loss prevention efforts also include monitoring returns, voided transactions, employee sales and deposits, using software to analyze transactions recorded in our point of sale system, as well as educating our store personnel on loss prevention. We track inventory through electronic receipt acknowledgment to better monitor loss prevention factors, which allows us to identify variances and further to reduce our losses due to damage, theft or other reasons.

Sourcing and Distribution

A key factor in our ability to offer our merchandise at moderate prices and respond quickly to changes in consumer trends is our sourcing ability. We source each of our private label product lines separately based on the individual design, styling and quality specifications of those products. We do not own or operate any manufacturing facilities and rely primarily on third party foreign manufacturers in China, Brazil, Italy, Spain and other countries for the production of our private label merchandise. Our buying agents have relationships with these manufacturers and generally have been successful in minimizing the lead times for sourcing merchandise. These relationships have allowed us to work very close to our expected delivery dates. In addition, our test and react strategy supported by these strong relationships with manufacturers allows our merchandising and buying teams to test new styles and react quickly to fashion trends, while keeping fast-moving inventory in stock. For more information about risks associated with the foreign sourcing of our products, you should refer to “Risk Factors — Our merchandise is manufactured by foreign manufacturers; therefore, the availability and costs of our products may be negatively affected by risks associated with international trade” and “Risk Factors — Our reliance on manufacturers in China exposes us to supply risks.”

We believe that this sourcing of footwear products and our short lead times reduce our working capital investment and inventory risk, and enables more efficient and timely introduction of new product designs. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products. The principal materials used in the manufacture of our footwear and accessory merchandise are available from numerous domestic and international sources.

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

Our Arthur Allocation system in conjunction with our point of sale systems allows us to better execute our micro-merchandising strategy through efficient management and allocation of our store inventories. These systems allow us to reduce our response times in reaction to fashion trends and allow us to identify and reduce our losses due to damage, theft or other reasons, and to improve monitoring of employee productivity. Our micro-merchandising strategy requires us to adapt the merchandise mix by location, with different assortments depending on store level customer demographics. We have the capability to constantly monitor inventory levels and purchases by store, enabling us to manage our merchandise mix.

We believe that effective use of our systems allow us to manage our exposure to markdowns. We believe that our systems facilitate the process of controlling inventory commitments in light of changes in consumer demand. We believe that our buyers and inventory management team are able to efficiently adjust our store inventory levels to effectively control excess inventory and markdowns.

Marketing and Advertising

Starting in fiscal year 2006, we have been mailing the Bakers catalog to existing and prospective customers. We believe that the catalog allows us to broaden our appeal by showcasing our stylish image and upscale offerings.

We anticipate issuing three catalogs during fiscal year 2008, with an average mailing of approximately 500,000 copies. We believe that our catalogs provide an additional channel for our customers to purchase our merchandise and will increase traffic at our Internet store and our mall stores.

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

To cultivate brand loyalty, we offer our frequent buying card, the “B-Card.” This program currently allows our customers to purchase a B-Card for $25 and receive a 10% discount on most purchases for a twelve month period. We believe that this program strengthens customer loyalty.

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

Employees

As of April 29, 2008, we employed approximately 630 full-time and 1,630 part-time employees with approximately 160 of our employees at our corporate offices and warehouse, and 2,100 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately nine years remaining. We also lease an approximately 145,000 square foot warehouse in St. Louis with a remaining lease term of approximately eight years.

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

Seasonality

Our business is highly seasonal. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and can generate our highest profit margin levels during the fourth quarter. We have two of our five clearance sales during the third quarter and, consequently, we achieve our least leverage on fixed expenses and generate our lowest profit levels during the third quarter. Our working capital requirements fluctuate during the year, increasing prior to peak shopping seasons as we increase inventory levels to meet anticipated peak demand. You should also refer to “Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results,” “Risk Factors — Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes, and our other periodic reports and public disclosures may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties or other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on those statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after such dates. You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our susceptibility to operating losses;

•	our inability to obtain necessary liquidity to operate our business as desired;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	our expectations regarding future financial results or performance;

•	the execution of our business strategy;

•	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

Risk Factors

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability, liquidity and our image as a fashion resource for our customers.

The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales, net income and liquidity are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptance of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories, lower gross profits and negatively impact our financial liquidity. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in fiscal year 2006 and fiscal year 2007, our product offerings did not adequately reflect changes in consumer fashion trends, primarily sandals in the spring and for boots in the fall, which negatively impacted sales and profitability See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations.

Our comparable store sales for fiscal year 2006 and fiscal year 2007 decreased 7.1% and 12.3%, respectively. Our comparable stores sales for the first two months of fiscal year 2008 were down 16.1% compared to the same period in fiscal year 2007. This decline in sales has resulted in net losses of $1.5 million and $17.7 million in fiscal year 2006 and fiscal year 2007, respectively, and has negatively impacted our liquidity and financial position. At February 2, 2008 we had negative working capital of $7.1 million, unused borrowing capacity under our revolving credit facility of $1.5 million, and our shareholders’ equity had declined to $24.0 million. In the past, as a result of low levels of unused borrowing capacity under our revolving credit facility, we have sought additional sources of liquidity. Should this negative sales trend continue through the remainder of fiscal year 2008, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity, or take additional cost cutting measures. In addition, these sales trends could result in our failure to comply with the financial covenants in our three year subordinated secured term loan. Any future financing may be subject to our financial results, market conditions and the consent of our lenders and we may not be able to obtain additional financing. Alternatively, we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing or if we fail to comply with our financial covenants, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

The terms of our three-year subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.

Our three-year subordinated secured term loan contains certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth (both as defined in the loan agreement) each fiscal quarter and annual limits on capital expenditures of no more than $1.5 million, $2.0 million and $3.0 million, respectively. We are also subject to restrictive covenants, including covenants that restrict our ability to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control (as defined in the loan agreement). The loan agreement generally provides for customary events of default, including default in the payment of principal or interest or other required payments, failure to observe or perform covenants or agreements contained in the transaction documents (subject to certain limited exceptions), materially breaching our senior credit facility or the terms of our subordinated convertible debentures, generally failure to pay when due debt obligations (broadly defined, subject to certain exceptions) in excess of $1 million, specified events of bankruptcy or specified judgments against us.

There is no assurance that we will be able to comply with our financial covenants. In light of our recent sales results and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to a senior subordination agreement that was entered into with Bank of America, N.A., with the interest rate increasing to 17.5% per annum. Defaults under our term loan could also result in cross-acceleration of our senior credit facility and our subordinated convertible debentures. If an event of default occurs under the term loan, we may be unable to negotiate a mutually acceptable modification of the loan with the lender and we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders under the senior secured credit facility and subordinated secured term loan could proceed against the collateral securing the loan. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

The report issued by our independent registered public accounting firm on our fiscal year 2007 financial statements contains language expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended February 2, 2008, states that our recent losses and our potential inability to comply with financial covenants raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary if we cease to function as a going concern. See Note 2 to our financial statements. This audit report could adversely affect our relationships with our landlords, our suppliers, our ability to raise additional capital and to execute our business plan, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we cease to function as a going concern you may lose your investment in the Company.

Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements during the first three quarters of our year. Draws on our credit facility are limited by both an overall limit of $40 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $40 million overall limit. As of February 2, 2008, we had an outstanding balance on our credit facility of $11.2 million and unused borrowing capacity, calculated in accordance with the agreement, of $1.5 million. As of April 29, 2008, we had an outstanding balance of $11.5 million and unused borrowing capacity of $3.4 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

A decline in general economic conditions could lead to reduced consumer demand for our footwear and accessories and could lead to reduced sales.

In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy or an uncertain economic outlook would adversely affect consumer spending habits, which would likely result in lower net sales than expected on a quarterly or annual basis.

Our overall profitability is highly dependent upon our fourth quarter results.

Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and generate our highest profit levels during the fourth quarter. Should our product offerings not meet with customer acceptance during the fourth quarter, it would have a substantial negative impact on the overall results for the year.

Our operations are subject to quarterly fluctuations that can impact our profitability and liquidity.

In addition to customer shopping patterns, our quarterly results are affected by a variety of other factors, including:

•	fashion trends;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions;

•	changes in general economic conditions; and

•	actions of competitors, mall anchor stores or co-tenants.

Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, net income for each of the first three quarters of fiscal year 2007 was substantially less than for the comparable quarters of fiscal year 2006. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

The success of our business depends upon our senior management closely supervising all aspects of our business, in particular, the operation of our stores and the design, procurement and allocation of our merchandise. Retention of senior management is especially important in our business due to the limited availability of experienced and talented retail executives. If we were to lose the services of Peter Edison, our Chairman, Chief Executive Officer and President, or other members of our senior management, our business could be adversely affected if we were unable to employ a suitable replacement in a timely manner.

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

For fiscal year 2007, five buying agents/private label vendors accounted for approximately 41% of our merchandise purchases, with one private label vendor accounting for approximately 15% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

Continued decline in the value of the United States dollar relative to other currencies, especially the Chinese yuan could negatively impact our gross margins.

During fiscal year 2007 and continuing into fiscal year 2008, the value of the United States dollar has declined relative to the Chinese yuan. Although our inventory purchase transactions are denominated in United States dollars which eliminates exchange rate risks on established contracts, the decline in the value of the United States dollar has resulted in increases in the costs of our Chinese sourced products. In the event of a continued decline in the United States dollar or economy, it may mot be possible for us to increase or maintain an increase in our average selling prices sufficient to fully or partially reflect these cost increases. To the extent that we are unable to offset such cost increases there would be a negative impact on our gross margins.

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

We entered into a registration rights agreement with the lender under our three year subordinated secured term loan whereby we agreed to register 350,000 shares of our common stock that were issued to the lender as additional consideration for the loan. Under this registration rights agreement, we may be subject to liquidated damages penalties through February 1, 2010 equal to 2% of the value of the registrable shares remaining (based on an aggregate value of $959,000) for each 30 day period (prorated for partial periods) if (i) the registration statement is not filed with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the Company’s filing of its annual report on Form 10-K for fiscal year 2007, (ii) the registration statement if not declared effective by the SEC within 120 days after February 1, 2008, (iii) the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days, subject to our right to suspend use of the registration statement for certain periods of time in certain circumstances, or (iv) if our common stock ceases to be traded on an eligible market.

Our credit facility restricts our activities.

We have a $40.0 million secured revolving credit facility with Bank of America, N.A. We routinely depend on our credit facility and may use a large percentage of the facility to fund our inventory purchases and our capital expenditures, especially prior to our selling seasons. Our credit facility includes financial and other customary covenants which, among other things, restrict our business activities and our ability to incur debt, make acquisitions and pay dividends. A change in control of our Company, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.

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

A significant portion of our stock ownership is concentrated among a relatively small number of mutual funds and hedge funds whose interests may differ from our other shareholders or could impact our company including any potential change of control. Mr. Edison and members of his family and our current management are also among our largest shareholders. Accordingly, these shareholders will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire board of directors.

Peter Edison’s employment agreement entitles him to a one time payment equal to three times his current base salary (as defined in the agreement) upon the occurrence of certain events, including following a change of control of the Company if there is generally a material reduction in the nature of his duties or his base salary, or he is not allowed to participate in certain bonus plans. For this purpose, a change of control generally includes the acquisition by a person or group of more of our common stock than that held by Peter Edison. More than one of our shareholders has filed a Schedule 13D or G reporting beneficial ownership in an amount in excess of that beneficially owned by Peter Edison and our current management.

The public sale of our common stock by selling shareholders could adversely affect the price of our common stock.

The market price of our common stock could decline as a result of market sales by our shareholders, including under our resale registration statements, or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq Global Market, formerly the Nasdaq National Market (“Nasdaq”), under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq was $2.05 per share on April 14, 2008. As of April 14, 2008, we estimate that there were approximately 27 holders of record and approximately 1,100 beneficial owners of the Company’s common stock.

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2006 and 2007.

	High	Low

2006
First quarter (ended April 29, 2006)	$23.03	$18.89
Second quarter (ended July 29, 2006)	19.74	10.76
Third quarter (ended October 28, 2006)	15.75	9.02
Fourth quarter (ended February 3, 2007)	15.72	8.63
2007
First quarter (ended May 5, 2007)	$12.80	$8.55
Second quarter (ended August 4, 2007)	9.34	6.18
Third quarter (ended November 3, 2007)	6.28	2.85
Fourth quarter (ended February 2, 2008)	4.00	2.02

Dividends

We have declared no dividends subsequent to our initial public offering in 2004. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future payments of dividends will be at the discretion of our board of directors and will depend upon factors as the board of directors deems relevant. Our revolving credit facility and three year subordinated secured term loan generally prohibit the payment of dividends, except for common stock dividends. We give no assurance that we will pay or not pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During fiscal year 2007, the Company did not repurchase any Company securities.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data for each of the five fiscal years in the period ended February 2, 2008 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended February 2, 2008 are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(1)
	January 3,		January 1,	January 28,	February 3,	February 2, 2008
	2004(2)		2005(2)(3)	2006(4)(5)	2007(6)(7)	(7)(8)(9)(10)(11)

Net sales	$148,223,553		$150,514,663	$194,780,125	$204,753,062	$186,279,987
Gross profit	44,530,778		46,033,614	65,340,924	62,202,028	47,461,122
Income (loss) before income taxes	1,629,906		465,533	10,502,572	(2,452,971)	(16,965,898)
Provision for (benefit from) income taxes	—		(962,468)	3,949,282	(909,860)	691,367

Net income (loss)	$1,629,906		$1,428,001	$6,553,290	$(1,543,111)	$(17,657,265)

Net income (loss) per common share
Basic	$0.90		$0.31	$1.10	$(0.24)	$(2.70)

Diluted	$0.77		$0.28	$1.04	$(0.24)	$(2.70)

Total assets	$29,941,167		$49,370,708	$74,754,684	$83,158,859	$67,558,951

Long-term debt, capital lease obligations and redeemable securities, less current portion	$7,695,365		$679,414	$247,671	$57,863	$4,000,000

Unaudited pro forma information:	(Unaudited	)
Income before income taxes	$1,697,725
Provision for income taxes	657,758

Net income	$1,039,967

Net income per common share
Basic	$0.49

Diluted	$0.47

(1)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” which is incorporated herein by reference.

(2)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Accordingly, for the year ended January 3, 2004, no provision was made for Federal or certain state income taxes. Pro forma net income has been computed as if we had been fully subject to Federal, state and local income taxes. Effective January 4, 2004, we terminated our S election and became taxable as a C corporation.

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

(3)	On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise by the underwriters of the full over-allotment option. All of the shares of common stock sold to the public were sold at $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Immediately prior to our initial public offering, we had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the consummation of our initial public offering 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock on a 1.0 for 1.0 basis, excluding fractional shares. Mandatory redemption rights in favor of certain holders of prior Class A and Class B common stock were also terminated. In addition, upon the consummation of our initial public offering, $4.9 million in aggregate principal amount of our subordinated convertible debentures due 2007 were automatically converted into 653,331 shares of our common stock. Further, in connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant.

(4)	On March 10, 2005, we changed our fiscal year to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. As a result of this change, we had a four week transition period ended January 29, 2005. We believe that the change in our fiscal year end does not impact the comparability of the five fiscal years presented in this table. For the four week transition period ended January 29, 2005, net sales were $9,158,759, gross profit was $608,547, loss before income taxes was $2,935,201, benefit from income taxes was $1,069,402, net loss was $1,865,799 and net loss per common share on both a basic and diluted basis was $0.37. At January 29, 2005, total assets were $46,722,870 and long-term debt, capital lease obligations and redeemable securities, less current portion was $634,413. The following unaudited information for the four weeks ended January 31, 2004, the comparable period to the four week transition period, is presented for comparative purposes: net sales were $8,762,538, gross profit was $1,871,644, loss before income taxes was $1,451,810, benefit from income taxes was $1,709,249, net income was $257,439, basic earnings per share was $0.20, and diluted earnings per share was $0.10. At January 31, 2004, total assets were $31,183,356 (unaudited) and long-term debt, capital lease obligations and redeemable securities, less current portion was $7,561,579 (unaudited).

(5)	On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to finance new store expansion and remodel existing stores into our new format.

(6)	We base our fiscal year on a 52/53 week period. The fiscal year ended February 3, 2007 was a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(7)	On January 29, 2006, we adopted SFAS No. 123R, Share-Based Payment, under which we recognize compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. We used the modified prospective method whereby prior years’ results were not restated. Total stock based compensation expense for fiscal year 2006 and fiscal year 2007 was $744,422 and $529,571, respectively.

(8)	During fiscal year 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of $3,578,752.

(9)	During fiscal year 2007, the Company entered into an agreement to terminate a long-term below market operating lease, in exchange for an immediate $5,050,000 cash payment, and the right to continue occupying the space through January 8, 2009. The Company recognized a net gain of $4.7 million from this transaction in fiscal year 2007. The Company does not believe that it has any other operating leases which could be terminated on substantially similar terms.

(10)	During fiscal year 2007 we recognized $3,131,169 in noncash charges related to the impairment of long-lived assets of underperforming stores, including three prototype stores we determined were no longer consistent with our strategic focus.

(11)	During fiscal year 2007, the Company’s pretax losses exceeded the Company’s operating loss carryback potential. Therefore, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of February 2, 2008 the valuation allowance was $7,186,389, resulting in a net provision for income tax expense of $691,367 for fiscal year 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of February 2, 2008, we operated 249 stores, including the 28 store Wild Pair chain that targets men and women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 29, 2008 we operated 249 stores, including 27 Wild Pair stores.

We incurred a net loss of $17.7 million in fiscal year 2007, primarily as a result of a 9.0% decline in net sales, a 12.3% drop in comparable store sales and a 23.7% decrease in gross margin dollars. Demand for our spring and fall product lines was much weaker than anticipated, resulting in excessive inventory levels in the third quarter. In order to address this situation, in September 2007 we announced a realignment of top management, an $8 million cost reduction plan, and a change in our merchandising and inventory focus. We took significant pricing actions to facilitate the reduction of our inventory levels, which reduced gross margin in fiscal year 2007, but resulted in a 25.1% decrease in inventory at the end of fiscal year 2007 compared to the end of fiscal year 2006.

These losses had a significant negative impact on our financial position and liquidity. As of February 2, 2008, we had negative working capital of $7.1 million, unused borrowing capacity under our revolving credit facility of $1.5 million, and our shareholders’ equity had declined to $24.0 million. During fiscal year 2007, we addressed our liquidity issues by amending our revolving line of credit agreement to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. In addition, in February 2008, subsequent to our fiscal year end, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three year subordinated secured term loan and the issuance of 350,000 shares of our common stock. As of April 29, 2008, the balance on our revolving line of credit was $11.5 million and our unused borrowing capacity was $3.4 million.

Our business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year. Our business plan also reflects improved inventory management, with planned inventory levels down approximately 25% compared to prior year inventory levels through the third quarter. We are placing greater focus on our core lines and on timely promotional activity. We believe that this increased focus on inventory should improve our overall gross margin performance compared to fiscal year 2007. We also believe that our gross margin performance will benefit from the realization of the portion of our $8 million cost reduction plan that relates to cost of merchandise sold, occupancy, and buying expenses. Likewise, selling, general and administrative expenses are expected to benefit from cost reductions. We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, we can give no assurance that we will meet the sales or margin levels contemplated in our business plan.

We continue to face considerable liquidity constraints, which were exacerbated by continued soft sales during February and March 2008 in which our comparable store sales decreased 16.1%. Fiscal April 2008 comparable store sales through May 1 were flat and have returned to levels consistent with our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2008. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” herein.

Our $7.5 million three-year subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for the remainder of the year and our other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. Furthermore, in light of our recent sales results and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We have been in discussions with our lenders and believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. Please see “Item 1. Business — Risk Factors — The terms of our three-year subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility” herein.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and our potential inability to comply with financial covenants. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2007 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

We operate on a 52 — 53 week fiscal year. Fiscal years 2007 and 2005 were 52 week periods while fiscal year 2006 was a 53 week period. We believe that the fifty-third week of fiscal year 2006 does not materially effect the comparisons of fiscal year 2006 to fiscal years 2007 and 2005 in our discussion and analysis of results of operations.

For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2007 compare the fifty-two week period ended February 2, 2008 to the fifty-two week period ended February 3, 2007. Comparable store sales for fiscal year 2006 compare the fifty-three week period ended February 3, 2007 to the fifty-three week period ended February 4, 2006.

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

Merchandise inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses after an agreement with the vendor is executed and when the related inventory is sold. We physically count all merchandise inventory on hand twice annually, generally during the months of January and July, and adjust the recorded balance to reflect the results of the physical counts. We record estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of merchandise sold, occupancy, and buying costs. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, we consider current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The process of determining our expected adjustments to retail prices requires significant judgment by management. The ultimate amount realized from the sale of inventories could differ materially from our estimates. If market conditions are less favorable than those projected, additional inventory markdowns may be required.

Store closing and impairment charges

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended January 28, 2006, February 3, 2007 and February 2, 2008, we recorded $20,252, $55,266, and $3,131,169, respectively, in noncash charges to earnings related to the impairment of long-lived assets. Impairment expense in fiscal year 2007 related to certain underperforming stores and three prototype stores that we operated and have now determined to no longer be consistent with our strategic focus. The prototype locations will be converted into Wild Pair stores in 2008.

Stock-based compensation expense

On January 29, 2006, the beginning of fiscal year 2006, we adopted SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

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

During fiscal year 2006 and fiscal year 2007, we made grants of performance shares under our 2005 Incentive Compensation Plan. Based upon the degree of achievement of performance objectives for net sales and return on average assets through performance periods through fiscal year 2009, we will issue a total of between zero and 204,534 shares of common stock under these performance share grants. During fiscal year 2007, we granted 69,000 shares of restricted stock under our 2005 Incentive Compensation Plan. During fiscal year 2005, 2006 and 2007, we granted 205,200, 91,728, and 272,613 stock options, respectively, under our 2003 Stock Option Plan.

As of February 2, 2008, the total unrecognized compensation cost related to non vested stock-based compensation is $1,629,402, and the weighted-average period over which this compensation is expected to be recognized is 1.8 years.

Deferred income taxes

We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations.

In accordance with FASB SFAS 109, we regularly assesses available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing our income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing our income tax expense in the period that such conclusion is reached.

At February 3, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes in fiscal year 2007 exceeded our loss carryback potential and resulted in a cumulative loss before income taxes for the three year period ending February 2, 2008. Based on this factor and after evaluating other available evidence, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $7.2 million valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We are subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of February 2, 2008, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on our financial statements for fiscal year 2007.

Fiscal Year

Our fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended February 2, 2008 (fiscal year 2007) and January 28, 2006 (fiscal year 2005) are 52 week periods. The fiscal year ended February 3, 2007 (fiscal year 2006) was a 53 week period. We believe that the fifty-third week of fiscal year 2006 does not materially affect comparisons with fiscal year 2007 and fiscal year 2005.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	66.5	69.6	74.5

Gross profit	33.5	30.4	25.5
Selling expense	19.7	22.1	25.0
General and administrative expense	8.1	8.9	9.6
Loss (gain) on disposal of property and equipment	0.2	0.2	(2.5)
Impairment of long-lived assets	—	—	1.7

Operating income (loss)	5.5	(0.8)	(8.3)
Other income, net	0.1	0.1	0.1
Interest expense	(0.2)	(0.5)	(0.9)
Provision for (benefit from) income taxes	2.0	(0.4)	0.4

Net income (loss)	3.4%	(0.8)%	(9.5)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Number of stores at beginning of period	218	235	257
Stores opened or acquired during period	30	34	6
Stores closed during period	(13)	(12)	(14)

Number of stores at end of period	235	257	249

Fiscal Year Ended February 2, 2008 Compared to Fiscal Year Ended February 3, 2007

Net sales.  Net sales were $186.3 million in fiscal year 2007, down from $204.8 million for fiscal year 2006, a decrease of $18.5 million or 9.0%. Comparable store sales in fiscal year 2007 decreased 12.3% compared to a 7.1% decrease in fiscal year 2006. Continued weakness in demand for our sandal line during the spring season and lower than expected demand for our fall offerings were the primary causes for the comparable store sales decrease. Average unit selling prices decreased 3.1% reflecting lower price points resulting from greater promotional discounting compared to fiscal year 2006. Unit sales volume decreased 6.5%. Our Internet and catalog sales increased 15.7% to $9.6 million in fiscal year 2007.

Gross profit.  Gross profit decreased to $47.5 million in fiscal year 2007 from $62.2 million in fiscal year 2006, a decrease of $14.7 million or 23.7%. As a percentage of sales, gross profit decreased to 25.5% in fiscal year 2007 from 30.4% in fiscal year 2006. Demand for our spring and fall product lines was much weaker than anticipated, resulting in higher than optimal inventory levels in the third quarter. In September 2007, we aggressively reviewed our existing inventory and took pricing actions that we believe were required to provide the freshness in product that our customers desire and facilitate the reduction of our inventory levels. This significantly reduced gross margin achieved in fiscal year 2007 but resulted in a 25.1% decrease in inventory the end of fiscal year 2007 compared to the end of fiscal year 2006. Principal components of the change in gross margin in fiscal year 2007 are $1.0 million of incremental gross profit from new stores, offset by a $5.2 million decrease in gross profit from lower comparable store sales and a $10.6 million decrease in gross profit from reduced margins resulting from increased promotional activity. Permanent markdown costs were $15.8 million in fiscal year 2007 compared to $17.4 million in fiscal year 2006, reflecting the decrease in net sales.

Selling expense.  Selling expense increased to $46.5 million in fiscal year 2007 from $45.2 million in fiscal year 2006, an increase of $1.3 million or 2.9%. The increase was primarily the result of a $1.2 million increase in catalog production and mailing costs as we increased the number and size of catalog mailings and a $1.0 million increase in store depreciation expense, offset by decreases of $0.4 million in store payroll expenses and $0.3 million in store supplies.

General and administrative expense.  General and administrative expense decreased to $17.9 million in fiscal year 2007 from $18.2 million in fiscal year 2006, a decrease of $0.3 million or 2.0%. As a percentage of sales, general and administrative expense increased to 9.6% from 8.9% in fiscal year 2006 as a result of lower leverage.

Gain/loss on disposal of property and equipment.  Gain on disposal of property and equipment was $4.7 million in fiscal year 2007 compared to a loss $0.3 million in fiscal year 2006. The gain in fiscal year 2007 relates primarily to the gain from the termination of a long-term below-market operating lease in December 2007 and the loss in fiscal year 2006 relates to expensing leasehold improvements and store fixtures due to store closings and remodelings.

Impairment of long-lived assets.  During fiscal year 2007 we recognized $3.1 million in noncash charges related to the impairment of long-lived assets of underperforming stores, including three prototype stores that we determined to no longer be consistent with our strategic focus. The prototype locations will be converted into Wild Pair stores in 2008. Impairment expense in fiscal year 2006 was $0.1 million.

Interest expense.  Interest expense increased to $1.7 million in fiscal year 2007 from $1.0 million in fiscal year 2006, an increase of $0.7 million. The increase in interest expense reflects the increase in our average borrowings on our revolving credit facility and interest on our subordinated convertible debentures issued in June 2007.

Income tax expense (benefit).  We established a $7.2 million tax valuation allowance against our net deferred tax assets in fiscal year 2007. Consequently, we recognized $0.7 million of income tax expense in fiscal year 2007 compared to a $0.9 million income tax benefit recognized in fiscal year 2006.

Net income (loss).  We had a net loss of $17.7 million in fiscal year 2007 compared to net loss of $1.5 million in fiscal year 2006.

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

Gross profit.  Gross profit decreased to $62.2 million in fiscal year 2006 from $65.3 million in fiscal year 2005, a decrease of $3.1 million or 4.8%. The impact of new stores contributed $7.2 million of incremental gross profit which was more than offset by $4.2 million from the decrease in comparable store sales resulting from weak customer demand, and $6.1 million from reduced margins resulting from increased promotional activity necessary in light of softer demand for our spring and fall lines. Permanent markdown costs increased to $17.4 million in fiscal year 2006 from $16.0 million in fiscal year 2005. As a percentage of sales, gross profit decreased to 30.4% in fiscal year 2006 from 33.5% in fiscal year 2005.

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

Interest expense.  Interest expense increased to $1.0 million in fiscal year 2006 from $0.4 million in fiscal year 2005, an increase of $0.6 million. The increase in interest expense reflects the increase in our average borrowings on our revolving credit facility and an increase in interest rates compared to the prior year.

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

Net income.  We had a net loss of $1.5 million in fiscal year 2006 compared to net income of $6.6 million in fiscal year 2005.

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 28, 2006
	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	$44,943,180	$45,255,560	$43,242,897	$61,338,488
Gross profit	15,406,619	14,983,321	11,840,353	23,110,631
Operating expenses	12,324,081	12,977,218	13,552,715	15,770,151
Operating income (loss)	3,082,538	2,006,103	(1,712,362)	7,340,480

	Fiscal Year Ended February 3, 2007(1)
	Thirteen	Thirteen	Thirteen	Fourteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	$49,804,913	$47,184,870	$46,552,522	$61,210,757
Gross profit	16,297,151	13,511,316	12,122,764	20,270,797
Operating expenses	15,112,020	14,986,654	16,082,440	17,580,978
Operating income (loss)	1,185,131	(1,475,338)	(3,959,676)	2,689,820

	Fiscal Year Ended February 2, 2008 (1)(2)(3)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	$49,255,817	$41,984,658	$40,293,957	$54,745,555
Gross profit	15,288,041	9,276,094	3,508,981	19,388,006
Operating expenses	16,492,999	16,363,091	18,375,013	11,616,861
Operating income (loss)	(1,204,958)	(7,086,997)	(14,866,032)	7,771,145

(1)	On January 29, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which we recognize compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The impact of stock based compensation expense on operating income(loss) in fiscal year 2006, is $214,218 for the thirteen weeks ended April 29, 2006, $228,598 for the thirteen weeks ended July 29, 2006, $250,431 for the thirteen weeks ended October 28, 2006, and $51,175, for the fourteen weeks ended February 3, 2007. The impact on the fourteen weeks ended February 3, 2007 reflects the reversal of $134,923 related to the change in the estimated vesting of performance shares issued in fiscal year 2006. The impact of stock based compensation expense on operating income(loss) in fiscal year 2007, is $192,316 for the thirteen weeks ended May 5, 2007, $139,387 for the thirteen weeks ended August 4, 2007, $19,821 for the thirteen weeks ended November 3, 2007, and $178,047, for the thirteen weeks ended February 2, 2008.

(2)	During the second and third quarters of fiscal year 2007 we recognized $755,672 and $2,375,497, respectively in noncash charges related to the impairment of long-lived assets of underperforming stores, including, in the third quarter, three prototype stores we determined were no longer consistent with our strategic focus.

(3)	During the fourth quarter of fiscal year 2007, we entered into an agreement to terminate a long-term below market operating lease, in exchange for a $5.0 million cash payment, and the right to continue occupying the space through January 8, 2009. We recognized a net gain of $4.7 million from this transaction in the fourth quarter of fiscal year 2007, which is reflected as a component of operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, capital expenditures and principal and interest payments on our debt and capital lease obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.

Our losses in fiscal year 2007 have had a negative impact on our financial position. At February 2, 2008, we had negative working capital of $7.1 million, unused borrowing capacity under our revolving credit facility of $1.5 million, and our shareholders’ equity had declined to $24.0 million. As a result of low levels of unused borrowing capacity, we took actions to obtain additional sources of liquidity, including raising $3.6 million in net proceeds from a private placement of $4.0 million of subordinated convertible debentures in June 2007 and amending our revolving credit facility to temporarily increase our unused borrowing capacity by $1.25 million through September 30, 2007. On December 11, 2007, we entered into an agreement to terminate a long-term below market operating lease in exchange for a $5.0 million cash payment received on December 11, 2007 and the right to continue occupying the space through January 8, 2009. We used the net proceeds of approximately $5.0 million to reduce the balance on our revolving credit facility. We do not believe that we have any other operating leases that could be terminated on substantially similar terms. Subsequent to year end, we obtained $6.7 million in net proceeds from a $7.5 million subordinated term loan and issuance of 350,000 shares of common stock. As of April 29, 2008, the balance on our revolving line of credit was $11.5 million and unused borrowing capacity was $3.4 million.

In September 2007, we announced that we were taking certain actions that we expect will result in annual reductions in planned expenses of approximately $8.0 million which would improve our liquidity and operating results in fiscal year 2008 with benefits also positively affecting net income in the fourth quarter of 2007. These actions include refocusing our merchandising and inventory strategy to lower inventory levels and improve inventory turnover metrics. As of the end of fiscal year 2007, we had reduced inventory levels 25.1% below inventory at the end of fiscal year 2006. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities.

We continue to face considerable liquidity constraints, which were exacerbated by continued soft sales during February and March 2008 in which our comparable store sales were down 16.1%. As of May 1, 2008, our fiscal April 2008 comparable store sales are flat and as discussed above in “Overview,” have returned to levels consistent with our business plan, under which we maintain adequate levels of liquidity for the remainder of fiscal year 2008. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.

Our $7.5 million three-year subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for the remainder of the year and our other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our recent sales results and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum EBITDA covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We have been in discussion with our lenders and believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. Please see “— Subsequent Event — Issuance of Debt and Common Stock” herein and “Item 1. Business — Risk Factors — The terms of our three-year subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.” in our Annual Report on Form 10-K for additional information. You should also refer to “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2007 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	February 3,	February 2,
	2007	2008

Cash	$407,346	$159,671
Inventories	24,102,006	18,061,941
Total current assets	30,809,573	22,282,080
Revolving credit facility	13,099,304	11,184,379
Total current liabilities	32,518,530	29,348,090
Net working capital	(1,708,957)	(7,066,010)
Property and equipment, net	51,021,077	43,810,776
Total assets	83,158,859	67,558,951
Subordinated convertible debentures	—	4,000,000
Total shareholders’ equity	41,166,849	24,040,100
Unused borrowing capacity*	6,100,178	1,455,865

*	— as calculated under the terms of our revolving credit facility

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2007 through the end of our third quarter, cash used in operating activities was $7.7 million compared to cash used in operating activities of $2.0 million for the entire fiscal year. For fiscal year 2006 through the end of the third quarter, cash used in operating activities was $7.6 million compared to cash provided by operating activities of $2.4 million for the entire fiscal year.

Cash used in operating activities was $2.0 million in fiscal year 2007 compared to cash provided by operating activities of $2.4 million in fiscal year 2006. The net loss in fiscal year 2007 of $17.7 million included significant non-cash items such as depreciation expense of $8.6 million, gain on disposal of assets of $4.7 million, impairment expense of $3.1 million, and stock-based compensation expense of $0.5 million. There was a $6.0 million reduction in inventory, a net reduction in current and deferred income tax assets of $1.5 million, and an increase of $0.8 million in accrued rent liabilities.

Our inventories at February 2, 2008 decreased to $18.1 million from $24.1 million at February 3, 2007. We believe that at February 2, 2008, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2006, cash provided by operating activities was $2.4 million compared to net cash provided by operations of $17.5 million in fiscal year 2005, a decrease of $15.1 million. Besides the $8.0 million decrease in net income, the primary components of this decrease are an $8.0 million reduction of accounts payable, accrued expenses and accrued income taxes.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of February 2, 2008, our lease payment obligations under these leases totaled approximately $26.3 million for fiscal year 2008, and an aggregate of approximately $180.0 million through 2020.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Investing activities

In fiscal year 2007, cash provided by investing activities was $0.3 million compared to cash used in investing activities of $20.2 million in fiscal year 2006 and $22.7 million in fiscal year 2005. During each year, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems. A portion of the capital expenditures, $1.2 million in fiscal year 2007, $2.9 million in fiscal year 2006, and $5.2 million in fiscal year 2005, relate to construction in progress for new and remodeled stores to be opened during the spring of the following year.

On December 11, 2007, we entered into an agreement to terminate a long-term below market operating lease in exchange for a $5.0 million cash payment received on December 11, 2007 and the right to continue occupying the space through January 8, 2009. We used the net proceeds of approximately $5.0 million to reduce the balance on our revolving line of credit. We do not believe that we have any other operating leases that could be terminated on substantially similar terms.

We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of April 29, 2008, we have opened one new store in fiscal year 2008. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store is expected to range from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $350,000. We remodeled seven stores during fiscal year 2007. As of April 29, 2008, we have not remodeled any stores in fiscal year 2008.

We currently project our capital expenditures in fiscal year 2008 to be approximately $2.0 million. We anticipate being able to fund this level of store expansion from the receipt of landlord allowances, internally generated cash flow, and borrowings from our revolving credit facility.

Financing activities

In fiscal year 2007, net cash provided by financing activities was $1.5 million compared to $14.3 million in fiscal year 2006 and $7.7 million in fiscal year 2005. The principal source of cash from financing activities in fiscal year 2007 was the net proceeds of approximately $3.6 million from the placement of subordinated convertible debentures. The principal source of cash from financing activities in fiscal year 2006 was $13.1 million in net draws on our revolving credit facility. The principal source of cash from financing activities in fiscal year 2005 was $7.5 million from the private placement of common stock and warrants.

Revolving Credit Facility

We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). Effective August 31, 2006, we amended this facility to increase the revolving credit ceiling from $25.0 million to $40.0 million and to extend the maturity of the facility from August 31, 2008 to August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 6.0% per annum and 8.25% per annum as of February 2, 2008 and February 3, 2007, respectively. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit agreement also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

Our credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of February 2, 2008 and expect to remain in compliance throughout fiscal year 2008 based on the expected execution of our business plan.

We had balances under our credit facility of $11.2 million, and $13.1 million as of February 2, 2008 and February 3, 2007, respectively. We had approximately $1.5 million and $6.1 million in unused borrowing capacity calculated under the provisions of our credit facility as of February 2, 2008 and February 3, 2007, respectively. During fiscal years 2007 and 2006, the highest outstanding balances on our credit facility were $22.3 million and $21.7 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

During fiscal year 2007, we began to experience low levels of unused borrowing capacity based on our borrowing base calculations. Consequently, we requested and the bank agreed on April 18, 2007, to adjust the borrowing base calculation to provide for additional borrowing capacity of $1,250,000 for the period from April 20, 2007 through May 18, 2007. This agreement was subsequently extended through June 15, 2007, and, effective June 13, 2007, further extended until September 30, 2007. As of April 29, 2008, we had an outstanding balance of $11.5 million and approximately $3.4 million of unused borrowing capacity, based on our borrowing base calculations.

Subordinated Convertible Debentures

On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures (the “Debentures”) to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The Debentures are nonamortizing, bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. Investors included corporate directors Andrew N. Baur and Scott C. Schnuck, an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.

The Debentures are convertible into shares of common stock at any time. The initial conversion price was $9.00 per share. The conversion price, and thus the number of shares into which the Debentures are convertible, is subject to anti-dilution and other adjustments. If we distribute any assets (other than ordinary cash dividends), then generally each holder is entitled to receive a like amount of such distributed property. In the event of a merger, consolidation, sale of substantially all of our assets, or reclassification or compulsory share exchange, then upon any subsequent conversion each holder will have the right to either the same property as it would have otherwise been entitled or cash in an amount equal to 100% principal amount of the Debenture, plus interest and any other amounts owed. The Debentures also contain a weighted average conversion price adjustment generally for future issuances, at prices less than the then current conversion price, of common stock or securities convertible into, or options to purchase, shares of common stock, excluding generally currently outstanding options, warrants or performance shares and any future issuances or deemed issuances pursuant to any properly authorized equity compensation plans. In accordance with rules of the Nasdaq, the Debentures contain limitations on the number of shares issuable pursuant to the Debentures regardless of how low the conversion price may be, including limitations generally requiring that the conversion price not be less than $8.10 per share for Debentures issued to advisory directors, corporate directors or the entity affiliated with Mr. Baur, that we do not issue common stock amounting to more than 19.99% of our common stock in the transaction or such that following conversion, the total number of shares beneficially owned by each holder does not exceed 19.999% of our common stock. These limitations may be removed with shareholder approval.

As a result of the issuance of common stock in February 2008, subsequent to the end of fiscal year 2007, in connection with our three year subordinated secured term loan, the conversion price of the Debentures decreased from $9.00 to $8.64, making the Debentures convertible into 462,962 shares of our common stock.

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

2005 Private Placement of Common Stock and Warrants

In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through February 2, 2008, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250.

In connection with our 2005 private placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to our right to suspend use of the registration statement in certain circumstances, would have subjected us to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of our allotted time. As of February 2, 2008, the maximum amount of liquidated damages that we could be required to pay was $175,000, which represents two potential monthly payments of $87,500. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5 Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement. Our potential liability for liquidated damages with respect to this registration statement ended on April 8, 2008.

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

IPO Warrants

In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through February 2, 2008, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock.

We are required for a period of five years after February 10, 2004, (i) at the request of a majority of the warrant holders, to use our best efforts to file one registration statement, at our expense, covering the sale of the shares of common stock underlying the warrants and (ii) at the request of any holders of warrants, to file additional registration statements covering the shares of common stock underlying the warrants at the expense of those holders. We are required to maintain the effectiveness of any demand registration statement for up to nine consecutive months. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of our initial public offering.

Subsequent Event — Issuance of Debt and Common Stock

On February 4, 2008 we consummated, a $7.5 million three-year subordinated secured term loan with Private Equity Management Group, Inc. (PEM), as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, and pursuant to a certain Second Lien Credit Agreement (Loan Agreement). The loan matures on February 1, 2011, with interest and principal installments required to be repaid over 36 months at an interest rate of 15% per annum. As additional consideration for the Loan, PEM received 350,000 shares of our common stock representing slightly less than 5% of our outstanding shares on a post-transaction basis. We also paid PEM an advisory fee of $300,000 and PEM’s costs and expenses.

We received aggregate gross proceeds of $7.5 million and net proceeds of approximately $6.7 million. We used the net proceeds initially to repay amounts owed under our senior credit facility and for working capital purposes. We have broad obligations to indemnify, and pay the fees and expenses of PEM and the Lender in connection with, among other things, the enforcement, performance and administration of the Loan Agreement and the other loan documents.

The loan is secured by substantially all of our assets. The loan is subordinate to the Company’s loan with Bank of America, N.A., the Company’s senior lender, but it is senior to the Company’s $4 million in aggregate principal amount of subordinated convertible debentures due 2012.

Under the Loan Agreement, we are permitted to prepay the loan, subject to prepayment penalties which range between 3% and 1% of the aggregate principal balance of the loan. We are also required to make prepayments, subject to the senior subordination agreement, on the loan in certain circumstances, including generally if we sell property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.

The Loan Agreement contains financial covenants which require us to maintain specified levels of tangible net worth and adjusted EBITDA (both as defined in the Loan Agreement) each fiscal quarter and annual limits on capital expenditures of no more than $1.5 million, $2 million and $3 million, respectively. The Loan Agreement also contains certain other restrictive covenants, including covenants that restrict our ability to use the proceeds of the Loan, to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control. For this purpose, a change of control is generally defined as, among other things, a person or entity acquiring beneficial ownership of more than 50% of our common stock, specified changes to our Board of Directors, sale of all or substantially all of our assets or certain recapitalizations. The Loan Agreement also contains customary representations and warranties and affirmative covenants, including provisions relating to providing reports, inspections and appraisal, and maintenance of property and collateral.

Upon the occurrence of an event of default under the Loan Agreement, the lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the senior subordination agreement, with the interest rate increasing to 17.5% per annum. The Loan Agreement generally provides for customary events of default, including default in the payment of principal or interest or other required payments, failure to observe or perform covenants or agreements contained in the transaction documents (excluding a registration rights agreement), materially breaching our senior loan agreement or the terms of our Debentures, generally failure to pay when due debt obligations (broadly defined, subject to certain exceptions) in excess of $1 million, specified events of bankruptcy or specified judgments against us.

We also entered into a registration rights agreement with PEM in respect of the shares issued to PEM. We are required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of our annual report on Form 10-K for fiscal year 2007. We are also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. If we do not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if our common stock ceases to be traded on an eligible market as required, then we must generally pay PEM liquidated damages in an amount equal to 2% of the value of the registrable shares remaining (based on an aggregate value of $959,000) for each 30 day period (prorated for partial periods). We are required to use our reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. We are required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. We also have certain other ongoing obligations, including providing PEM specified notices and certain information, indemnifying PEM for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about us.

Capital Leases

As of February 2, 2008, the aggregate payments remaining on our capital lease obligations were approximately $0.1 million due in fiscal year 2008 compared to remaining aggregate payments of $0.2 million as of February 3, 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2008:

	Payments Due in Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$5,734,278	$386,333	$770,556	$4,577,389	$—
Capital lease obligations(1)	65,152	65,152	—	—	—
Operating lease obligations(2)	179,997,533	26,293,869	48,402,446	43,280,257	62,020,961
Purchase obligations(3)	26,466,327	25,942,527	523,800	—	—
Other long-term liabilities	—	—	—	—	—

Total	$212,263,290	$52,687,881	$49,696,802	$47,857,646	$62,020,961

(1)	Includes payment obligations relating to our point of sale hardware and software leases.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At February 2, 2008 and February 3, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. We will be required to adopt SFAS 157 as of February 3, 2008. We are currently evaluating the impact of SFAS 157 and have not yet determined the impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159), which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement as of February 3, 2008 and are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

Impact of Inflation

Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1 and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President — Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President — Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Vice President — Finance, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Vice President — Finance, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of February 2, 2008.

Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President — Finance, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2007.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2008 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2008 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 1, 2008 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	52	Chairman of the Board, Chief Executive Officer and President
Mark D. Ianni	47	Executive Vice President and Chief Merchandising Officer
Stanley K. Tusman	61	Executive Vice President and Chief Planning Officer
Joseph R. Vander Pluym	56	Executive Vice President and Chief Operations Officer
Charles R. Daniel, III	49	Vice President — Finance, Controller, Treasurer and Secretary

Peter A. Edison has over 30 years of experience in the fashion and apparel industry. Between 1986 and 1997, Mr. Edison served as director and as an officer in various divisions of Edison Brothers Stores, Inc., including serving as the Director of Corporate Development for Edison Brothers, President of Edison Big & Tall, and as President of Chandlers/Sacha of London. He also served as Director of Marketing and Merchandise Controller, and in other capacities, for Edison Shoe Division. Mr. Edison received his M.B.A. in 1981 from Harvard Business School, and served as chairman of the board of directors of Dave & Busters, Inc. until February 2006. He has served as our Chairman of the Board and Chief Executive Officer since October 1997 and as our President since September 15, 2007.

Mark D. Ianni has over 25 combined years with Edison Brothers and Bakers as an experienced first-cost buyer, having held various positions, including Merchandiser, Associate Buyer, Senior Dress Shoe Buyer, Tailored Shoe Buyer and Executive Vice President — Divisional Merchandise Manager of Dress Shoes from June 1999 to July 2002. Mr. Ianni has served as our Executive Vice President since July 2002 and our Chief Merchandising Officer since September 15, 2007.

Stanley K. Tusman has over 30 years of financial analysis and business experience. Mr. Tusman served as the Vice President — Director of Planning & Allocation for the 500-store Edison Footwear Group, the Vice President of Retail Systems Integration for the 500-store Genesco Retail, Director of Merchandising, Planning and Logistics for the 180-store Journey’s and the Executive Director of Financial Planning for the 400-store Claire’s Boutiques chains. Mr. Tusman has served as our Executive Vice President since June 1999 and our Chief Planning Officer since September 15, 2007.

Joseph R. Vander Pluym is a 30-year veteran of store operations with a track record of building and motivating high energy, high service field organizations. Mr. Vander Pluym spent 20 years at the 700-store Merry Go Round chain, where he served as Executive Vice President of Stores for Merry Go Round and Boogie’s Diner Stores. He served as Vice President of Stores for Edison Footwear Group for two years and as Vice President of Stores for Lucky Brand Apparel Stores for approximately six months prior to joining Bakers. Mr. Vander Pluym has served as either our Vice President — Stores or our Executive Vice President since June 1999 and as Chief Operations Officer since September 15, 2007.

Charles R. Daniel, III has over 25 years of accounting experience. Mr. Daniel has served as our Controller since February 2004. Prior to that time, Mr. Daniel worked for the accounting firm of Stone Carlie & Company. Mr. Daniel has served as our Secretary, Treasurer and Vice President — Finance since February 4, 2008.

Each of the executive officers, except for Mr. Daniel, has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2008 Proxy Statement under the caption “Executive Compensation — Employment Agreements and Termination of Employment” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2008 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2008 Proxy Statement is incorporated herein by this reference. No other sections of the 2008 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2008 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2008 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2008 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2008 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2008 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2008 Proxy Statement is hereby incorporated by reference. No other sections of the 2008 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2008 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference.

No other sections of the 2008 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:  The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1, 10.1.1, 10.2, 10.7 through 10.12.1 and 10.15 through 10.30.2. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERS FOOTWEAR GROUP, INC.

May 2, 2008	By /s/ PETER A. EDISON
Peter A. Edison
Chairman of the Board, Chief Executive Officer
And President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	May 2, 2008

* (Charles R. Daniel, III)	Vice President — Finance, Controller, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 2, 2008

* (Andrew N. Baur)	Director	May 2, 2008

* (Timothy F. Finley)	Director	May 2, 2008

* (Harry E. Rich)	Director	May 2, 2008

* (Scott C. Schnuck)	Director	May 2, 2008

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/            PETER A. EDISON
               Peter A. Edison
               Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.1	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.3	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.4	Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.5	Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.6	Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.7	Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 13, 2005).
4.8	Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).
4.9	9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).
4.10	Subordination Agreement dated June 26, 2007 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).
4.11	Registration Rights Agreement dated June 26, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).
4.12	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
4.13	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
4.14	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

Exhibit No.		Description

4.15		Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
4.16		Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
4.17		Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
4.18		Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on March 21, 2007).
10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50563) filed on March 21, 2007).
10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 8, 2004).
10.3		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.4		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed April 16, 2002).
10.5		Letter of Understanding Between the Company, Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais Ltda. (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.6		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-86332), filed June 4, 2002).
10.7		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.8		Separation Agreement and General Release dated December 2007 by and between the Company and Michele Bergerac.
10	.8.1	Employment Agreement dated April 1, 2002 by and between the Company and Michele Bergerac (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.9		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-86332), filed January 20, 2004).
10.10		Employment Agreement dated September 5, 2006 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10.11		Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2006).

Exhibit No.		Description

10.12		Release Agreement dated February 1, 2008 by and among the Company and Lawrence L. Spanley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
10	.12.1	Amended Employment Agreement dated February 3, 2008 by and among the Company and Lawrence L. Spanley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
10.13		Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10	.13.1	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2006).
10	.13.2	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007).
10	.13.3	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 18, 2007 (File No. 000-50563)).
10	.13.4	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).
10	.13.5	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 000-50563)).
10.14		Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
10.15		Letter to Peter Edison outlining 2008 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.16		Letter to Stan Tusman outlining 2008 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.17		Letter to Mark Ianni outlining 2008 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.18		Letter to Joe Vander Pluym outlining 2008 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.19		Letter to Peter Edison outlining 2007 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.20		Letter to Michele Bergerac outlining 2007 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.21		Letter to Stan Tusman outlining 2007 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.22		Letter to Mark Ianni outlining 2007 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.23		Letter to Joe Vander Pluym outlining 2007 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.24		Letter to Larry Spanley outlining 2007 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.25		Summary of base salaries for specified executive officers.

Exhibit No.		Description

10.26		Summary of March 15, 2007 stock option grants and performance awards for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.27		Summary of October 3, 2007 stock option grants and restricted stock awards for Peter A. Edison, Mark D. Ianni, Joseph R. Vander Pluym and Stanley K. Tusman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2007 (File No. 000-50563)).
10.28		Summary of March 11, 2008 stock option grants for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.29		Summary of Compensation of Non-management Directors as of March 15, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2007 (File No. 000-50563)).
10.30		Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to the Company’s 2005 Proxy Statement dated April 27, 2005, Appendix A).
10	.30.1	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10	.30.2	Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 3, 2007 (File No. 000-50563)).
11.1		Statement regarding computation of per share earnings (incorporated by reference from Note 16 of the Financial Statements).
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1		Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of February 2, 2008, and February 3, 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at February 2, 2008, and February 3, 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its various debt agreements, described in Notes 2, 3, 10, and 11, to fund its working capital needs. The debt agreements contain certain financial covenants with which the Company must comply, and compliance cannot be assured. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for uncertain tax positions effective February 4, 2007, and the Company changed its method of accounting for share-based payments effective January 29, 2006.

/s/  ERNST & YOUNG LLP

St. Louis, Missouri
April 30, 2008

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	February 3,	February 2,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$407,346	$159,671
Accounts receivable	1,352,936	1,192,674
Other receivables	1,140,168	182,999
Inventories	24,102,006	18,061,941
Prepaid expenses and other current assets	713,810	697,174
Prepaid income taxes	1,129,637	1,987,621
Deferred income taxes	1,963,670	—

Total current assets	30,809,573	22,282,080
Property and equipment, net	51,021,077	43,810,776
Deferred income taxes	424,139	—
Other assets	904,070	1,466,095

Total assets	$83,158,859	$67,558,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,134,642	$7,082,214
Accrued expenses	9,004,436	9,162,561
Sales tax payable	757,868	498,510
Deferred income	1,332,473	1,362,563
Revolving credit facility	13,099,304	11,184,379
Current maturities of capital lease obligations	189,807	57,863

Total current liabilities	32,518,530	29,348,090
Subordinated convertible debentures	—	4,000,000
Obligations under capital leases, less current maturities	57,863	—
Accrued rent liabilities	9,415,617	10,170,761
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 6,493,035 and 6,655,856 shares outstanding at February 3, 2007 and February 2, 2008, respectively	649	665
Additional paid-in capital	36,571,423	37,101,923
Retained earnings (accumulated deficit)	4,594,777	(13,062,488)

Total shareholders’ equity	41,166,849	24,040,100

Total liabilities and shareholders’ equity	$83,158,859	$67,558,951

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Net sales	$194,780,125	$204,753,062	$186,279,987
Cost of merchandise sold, occupancy, and buying expenses	129,439,201	142,551,034	138,818,865

Gross profit	65,340,924	62,202,028	47,461,122
Operating expenses:
Selling	38,384,575	45,221,479	46,513,361
General and administrative	15,778,796	18,207,593	17,901,666
(Gain) loss on disposal of property and equipment	440,542	277,754	(4,698,232)
Impairment of long-lived assets	20,252	55,266	3,131,169

Operating income (loss)	10,716,759	(1,560,064)	(15,386,842)
Other income (expense):
Interest expense	(426,617)	(1,005,217)	(1,693,878)
Other income (expense), net	212,430	112,310	114,822

Income (loss) before income taxes	10,502,572	(2,452,971)	(16,965,898)
Provision for (benefit from) income taxes	3,949,282	(909,860)	691,367

Net income (loss)	$6,553,290	$(1,543,111)	$(17,657,265)

Net income (loss) per common share:
Basic	$1.10	$(0.24)	$(2.70)

Diluted	$1.04	$(0.24)	$(2.70)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Retained
	Shares		Additional	Earnings
	Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Capital	Deficit)	Total

Balance at January 29, 2005	5,102,481	$510	$25,623,630	$(415,402)	$25,208,738
Shares issued in connection with private placement of common stock and warrants	1,000,000	100	7,538,319	—	7,538,419
Shares issued in connection with exercise of stock warrants	76,896	8	636,242	—	636,250
Shares issued in connection with exercise of stock options	121,102	12	128,953	—	128,965
Income tax benefit from exercise of stock options	—	—	324,922	—	324,922
Net income	—	—	—	6,553,290	6,553,290

Balance at January 28, 2006	6,300,479	630	34,252,066	6,137,888	40,390,584
Stock-based compensation expense	—	—	744,422	—	744,422
Shares issued in connection with exercise of stock warrants	71,366	7	508,983	—	508,990
Shares issued in connection with exercise of stock options	121,190	12	451,410	—	451,422
Income tax benefit from exercise of stock options	—	—	614,542	—	614,542
Net loss	—	—	—	(1,543,111)	(1,543,111)

Balance at February 3, 2007	6,493,035	649	36,571,423	4,594,777	41,166,849
Stock-based compensation expense	—	—	529,571	—	529,571
Shares issued in connection with exercise of stock options	93,821	9	929	—	938
Issuance of restricted stock	69,000	7	—	—	7
Net loss	—	—	—	(17,657,265)	(17,657,265)

Balance at February 2, 2008	6,655,856	$665	$37,101,923	$(13,062,488)	$24,040,100

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Operating activities
Net income (loss)	$6,553,290	$(1,543,111)	$(17,657,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,259,431	7,579,929	8,583,524
Deferred income taxes	476,593	(755,756)	2,387,809
Stock-based compensation expense	—	744,422	529,571
Excess income tax benefit from exercise of stock options	—	(614,542)	—
Income tax benefit from exercise of stock options	324,922	—	—
Impairment of long-lived assets	20,252	55,266	3,131,169
(Gain) loss on disposal of property and equipment	440,542	277,754	(4,698,232)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,028,371)	(122,124)	1,117,431
Inventories	(8,195,504)	1,895,853	6,040,065
Prepaid expenses and other current assets	(70,825)	537,771	16,636
Prepaid income taxes	—	(1,129,637)	(857,984)
Other assets	(309,368)	(217,235)	(201,690)
Accounts payable	3,556,074	(3,925,092)	(1,052,428)
Accrued expenses and deferred income	6,622,806	(2,760,542)	(71,143)
Accrued income taxes	1,259,871	(683,422)	—
Accrued rent liabilities	2,626,177	3,087,992	755,144

Net cash provided by (used in) operating activities	17,535,890	2,427,526	(1,977,393)
Investing activities
Purchase of property and equipment	(22,816,172)	(20,390,113)	(4,763,687)
Proceeds from disposition of property and equipment	122,494	157,449	5,017,639

Net cash provided by (used in) investing activities	(22,693,678)	(20,232,664)	253,952
Financing activities
Net borrowings (payments) on line of credit	—	13,099,304	(1,914,925)
Proceeds from issuance of convertible debentures	—	—	4,000,000
Debt issuance costs	—	—	(420,447)
Excess income tax benefit from exercise of stock options	—	614,542	—
Net proceeds from sale of common stock and warrants	7,538,419	—	—
Net proceeds from exercise of stock options	128,965	451,422	938
Net proceeds from exercise of stock warrants	636,250	508,990	—
Proceeds from issuance of restricted stock	—	—	7
Principal payments under capital lease obligations	(652,635)	(386,744)	(189,807)

Net cash provided by financing activities	7,650,999	14,287,514	1,475,766

Net increase (decrease) in cash and cash equivalents	2,493,211	(3,517,624)	(247,675)
Cash and cash equivalents at beginning of period	1,431,759	3,924,970	407,346

Cash and cash equivalents at end of period	$3,924,970	$407,346	$159,671

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,852,368	$1,643,607	$82,631

Cash paid for interest	$423,006	$986,622	$1,667,213

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
February 2, 2008

1.	Summary of Significant Accounting Policies

Operations

Bakers Footwear Group, Inc., (the Company) was incorporated in 1926 and is engaged in the sale of shoes and accessories through over 240 retail stores throughout the United States under the Bakers and Wild Pair names. The Company is a national full-service retailer specializing in moderately priced fashion footwear. The Company’s products include private-label and national brand dress, casual, and sport shoes, boots, sandals and accessories such as handbags and costume jewelry.

Fiscal Year

The Company’s fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended February 2, 2008 (fiscal year 2007) and January 28, 2006 (fiscal year 2005) are 52 week periods. The fiscal year ended February 3, 2007 (fiscal year 2006) was a 53 week period. The Company believes that the fifty-third week of fiscal year 2006 does not materially affect comparisons with fiscal year 2007 and fiscal year 2005.

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

Accounts Receivable

Accounts receivable consist of customer merchandise purchases paid for with third-party credit cards. Such purchases generally are approved by the card issuers at the point of sale and cash is remitted to the Company from the card issuers within three to five days of the transaction. The Company does not provide an allowance for doubtful accounts because the Company has not experienced any credit losses in collecting these amounts from card issuers.

Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses after an agreement with the vendor is executed and when the related inventory is sold. The Company physically counts all merchandise inventory on hand twice annually, generally during the months of January and July, and adjusts the recorded balance to reflect the results of the physical counts. The Company records estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of merchandise sold, occupancy, and buying expenses. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, management considers current and

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of inventories could differ materially from management’s estimates. If market conditions are less favorable than those projected by management, additional inventory markdowns may be required.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended January 28, 2006, February 3, 2007 and February 2, 2008, we recorded $20,252, $55,266, and $3,131,169, respectively, in noncash charges to earnings related to the impairment of long-lived assets. Impairment expense in fiscal year 2007 related to certain underperforming stores and three prototype stores that we operated and have now determined to no longer be consistent with our strategic focus. The prototype locations will be converted into Wild Pair stores in 2008.

Revenue Recognition

Retail sales are recognized at the point of sale to the customer, are recorded net of estimated returns, and exclude sales tax. Sales through the Company’s Web site or call center are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period in which the retail sales volume exceeds the respective targets or when management determines that it is probable that such targets will be exceeded.

Stock-Based Compensation

On January 29, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, (SFAS 123R) which requires the Company to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The Company determines the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires the Company to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. Under SFAS 123R the Company also makes assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

Prior to January 29, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the previously disclosed pro forma stock-based compensation expense determined using SFAS 123.

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense, net of promotional consideration received, totaled $1,027,679, $2,118,106, and $3,155,156 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively. The Company received $310,100 and $275,256 in promotional consideration from vendors which was accounted for as a reduction of advertising expense for the years ended February 3, 2007 and February 2, 2008, respectively. Promotional consideration received during the year ended January 28, 2006 was not material.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and convertible debentures.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of February 2, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. The adoption of FIN 48 had no effect on the Company’s financial statements for the year ended February 2, 2008.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card generally entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

The Company recognized income of $2,189,855, $2,673,285, and $2,818,210 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $3,280,685, $3,566,463, and $4,858,694 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $404,924, $809,408, and $916,850 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS 157 as of February 3, 2008. The Company is currently evaluating the impact of SFAS 157 and has not yet determined the impact on its financial statements.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement as of February 3, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

2.	Liquidity

The Company’s cash requirements are primarily for working capital, capital expenditures and principal and interest payments on debt obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. The balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.

The Company’s losses in fiscal year 2007 had a significant negative impact on the Company’s financial position and liquidity. As of February 2, 2008, the Company had negative working capital of $7.1 million, unused borrowing capacity under its revolving credit facility of $1.5 million, and shareholders’ equity had declined to $24.0 million. During fiscal year 2007, the Company addressed its liquidity issues by amending the revolving line of credit agreement to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. In addition, in February 2008, subsequent to fiscal year end, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million three year subordinated secured term loan and the issuance of 350,000 shares of our common stock. As of April 29, 2008, the balance on the revolving line of credit was $11.5 million and unused borrowing capacity was $3.4 million.

The Company’s business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year. The business plan also reflects improved inventory management, with planned inventory levels down approximately 25% compared to prior year inventory levels through the third quarter and greater focus on core lines and on timely promotional activity. This increased focus on inventory should improve overall gross margin performance compared to fiscal year 2007. The Company has limited planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, there is no assurance that the Company will meet the sales or margin levels contemplated in the business plan.

The Company continues to face considerable liquidity constraints, which were exacerbated by continued soft sales during February and March 2008 in which net sales decreased 15.9%. April 2008 net sales have returned to levels consistent with April 2007 and the business plan, under which the Company expects to maintain adequate levels of liquidity for the remainder of fiscal year 2008. Although the Company believes its business plan is achievable, should the Company fail to achieve the sales or gross margin levels it anticipates, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.

The Company’s $7.5 million three-year subordinated secured term loan includes certain financial covenants which require it to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on the business plan for the remainder of the year and its other actions, the Company believes that it will be able to comply with its financial covenants. However, given the inherent volatility in the Company’s sales performance,

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

there is no assurance that it will be able to do so. Furthermore, in light of past sales results and the current state of the economy, there is a reasonable possibility that the Company may not be able to comply with the minimum adjusted EBITDA covenant. Failure to comply would be a default under the terms of the Company’s term loan and could result in the acceleration of the term loan, and possibly all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company has been in discussions with its lenders and believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of its debt obligations and taking collection actions. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above.

The Company’s independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.	Subsequent Event — Issuance of Debt and Common Stock

Effective February 4, 2008, the Company consummated a $7.5 million three-year Subordinated Secured Term Loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on February 1, 2011, and requires 36 monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds initially to repay amounts owed under its senior credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s Revolving Credit Agreement but has priority over the Company’s subordinated convertible debentures.

Under the Loan Agreement, the Company is permitted to prepay the Loan, subject to prepayment penalties which range between 3% and 1% of the aggregate principal balance of the Loan. The Company is also required to make prepayments, subject to a senior subordination agreement (Senior Subordination Agreement) related to the Company’s senior revolving credit agreement, on the Loan in certain circumstances, including generally if the Company sells property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.

The Loan agreement contains financial covenants which require the Company to maintain specified levels of tangible net worth and adjusted EBITDA (both as defined in the loan agreement) each fiscal quarter and annual limits on capital expenditures of no more than $1.5 million, $2 million and $3 million, for each of the fiscal years in the period ending January 28, 2011, respectively.

Upon the occurrence of an event of default as defined in the Loan Agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.

The Company also entered into a registration rights agreement in respect of the shares issued. The Company is required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of its annual report on Form 10-K for fiscal year 2007. The Company is also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. If the Company does not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if the Company’s common stock ceases to be traded on an eligible market as required, then the Company must generally pay liquidated damages in an amount

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

equal to 2% of the value of the registrable shares remaining (based on an aggregate value of $959,000) for each 30 day period (prorated for partial periods). The Company is required to use its reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. The Company is required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. The Company also has certain other ongoing obligations, including providing specified notices and certain information, indemnifying the investor for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about the Company. As of February 4, 2008, the maximum amount of liquidated damages that the Company could be required to pay was $460,320, which represents 24 potential monthly payments of $19,180.

4.	Issuance of Common Stock and Warrants

Effective April 8, 2005, the Company sold to certain investors in a private placement 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $10.18 per share exercisable through April 8, 2010 for an aggregate purchase price of $8,750,000. The net proceeds to the Company after placement fees and expenses were $7,538,419. The Company also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 exercisable through April 8, 2010 to the placement agent. Through February 2, 2008, warrants relating to 112,500 shares were exercised, resulting in the receipt by the Company of $1,145,250.

In connection with this transaction, the Company entered into a registration rights agreement wherein the Company agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time, subject to the Company’s right to suspend use of the registration statement in certain circumstances, will subject the Company to liquidated damages in an amount up to 1% of the $8,750,000 gross proceeds of the private placement for each 30 day period or pro rata for any portion thereof in excess of the allotted time. On May 6, 2005, the Company filed a registration statement on Form S-3 to register for resale the common stock sold and the common stock underlying the investor warrants and placement agent warrants which was declared effective on May 25, 2005. The Company is now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through April 8, 2008 in order to avoid paying liquidated damages. As of February 2, 2008, the maximum amount of liquidated damages that the Company could be required to pay was $175,000, which represents 2 potential monthly payments of $87,500. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

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

In connection with the Company’s 2004 initial public offering, the Company sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Through February 2, 2008, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which the Company issued 35,762 shares of common stock.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful	February 3,	February 2,
	Lives	2007	2008

Furniture, fixtures, and equipment	3 to 8 years	$28,009,665	$29,436,089
Leasehold improvements	up to 10 years	38,285,637	41,559,804
Computer equipment and software	3 years	4,529,367	5,129,929
Construction in progress		2,896,032	1,152,039

		73,720,701	77,277,861
Less accumulated depreciation and amortization		22,699,624	33,467,085

		$51,021,077	$43,810,776

Depreciation and amortization of property and equipment was, $5,259,431, $7,579,929, and $8,583,524 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	February 3,	February 2,
	2007	2008

Employee compensation and benefits	$2,304,338	$1,870,318
Accrued rent	503,034	873,247
Other	6,197,064	6,418,996

	$9,004,436	$9,162,561

7.	Capital Lease Obligations

Assets under capital leases totaling $4,111,980 at both February 3, 2007 and February 2, 2008, relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $3,788,004 and $4,049,896 at February 3, 2007 and February 2, 2008, respectively.

Obligations under capital leases were $247,670 and $57,863 at February 3, 2007 and February 2, 2008, respectively.

Future minimum lease payments at February 2, 2008 under capital leases are as follows:

Fiscal year: 2008	$65,152
Less amount representing interest	(7,289)

Present value of minimum lease payments	$57,863

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $32,491,882, $38,578,530, and $41,472,788 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $477,499, $231,104, and $76,767 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively.

Future minimum lease payments, excluding executory costs, at February 2, 2008 are as follows:

Fiscal year:
2008	$26,293,869
2009	24,661,785
2010	23,740,662
2011	22,472,136
2012	20,808,121
Thereafter	62,020,961

$179,997,534

9.	Sale of Leasehold Interest

The Company entered into an agreement to terminate a long-term below market operating lease in exchange for a $5,050,000 cash payment received December 11, 2007, and the right to continue occupying the space through January 8, 2009. The Company used the net proceeds of approximately $5.0 million to reduce the balance on its revolving credit agreement. The Company does not believe that it has any other operating leases that could be terminated on substantially similar terms. The Company recognized a net gain of $4.7 million which is disclosed as a component of (gain) loss on disposal of property and equipment in the accompanying Statement of Operations.

10.	Subordinated Convertible Debentures

The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. The debentures are convertible at any time into 444,441 shares of common stock, excluding fractional shares, based on the initial conversion price of $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.

The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the Shares described in Note 3, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64.

11.	Revolving Credit Agreement

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement, as amended in August 2006, calls for a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

August 31, 2010, and is secured by substantially all assets of the Company. Interest is payable monthly at the bank’s base rate (6.0% per annum at February 2, 2008). The weighted average interest rate approximated 6.5%, 8.1%, and 7.8% for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. At February 2, 2008, the Company has approximately $1,456,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25%.

As of April 29, 2008, the Company had an outstanding balance of $11.5 million and approximately $3.4 million of unused borrowing capacity, based on the borrowing base calculation. As of February 2, 2008, the Company was in compliance with all its financial and other covenants and expects to remain in compliance throughout fiscal year 2008 based on the expected execution of its business plan as discussed in Note 2.

The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At February 3, 2007 and February 2, 2008, the Company had no outstanding letters of credit.

12.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company contributed $112,768, $0, and $0 for the years ended January 28, 2006, February 3, 2007, and February 2, 2008, respectively.

13.	Commitments and Contingencies

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

14.	Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At February 3, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets. As of February 2, 2008, the Company increased the valuation allowance to $7,186,389. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

The balance of prepaid income taxes at February 2, 2008, consists of the calculated refund of federal income taxes previously paid related to available net operating loss carrybacks that will be claimed on the Company’s federal income tax return for the year ended February 2, 2008 and refunds of state estimated income tax payments made for fiscal year 2006 that were claimed on the Company’s state income tax returns for the year ended February 3, 2007. As of February 2, 2008, the Company has approximately $7.8 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Current:
Federal	$2,962,463	$(111,713)	$(3,380,295)
State and local	548,319	(42,391)	(220,329)

Total current	3,510,782	(154,104)	(3,600,624)

Deferred:
Federal	363,248	(639,486)	(1,982,129)
State and local	75,252	(116,270)	(912,269)

Total deferred	438,500	(755,756)	(2,894,398)

Valuation allowance	—	—	7,186,389

Total provision for (benefit from) income taxes	$3,949,282	$(909,860)	$691,367

The differences between the provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Federal income tax at statutory rate	$3,675,900	$(858,540)	$(5,938,064)
Impact of graduated Federal rates	(100,000)	24,530	169,659
State and local income taxes, net of Federal income taxes	415,086	(108,632)	(753,399)
Change in valuation allowance	—	—	7,186,389
Permanent differences	(41,704)	32,782	26,782

Total provision for (benefit from) income taxes	$3,949,282	$(909,860)	$691,367

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Components of the Company’s deferred tax assets and liabilities are as follows:

	February 3,	February 2,
	2007	2008

Deferred tax assets:
Net operating loss carryforward	$—	$3,048,240
Vacation accrual	426,763	392,994
Inventory	1,712,111	1,379,621
Stock-based compensation	443,840	650,373
Accrued rent	3,646,741	4,049,924

Total deferred tax assets	6,229,455	9,521,152

Deferred tax liabilities:
Property and equipment	3,666,442	2,150,157
Prepaid expenses	175,204	184,606

Total deferred tax liabilities	3,841,646	2,334,763

Valuation allowance	—	(7,186,389)

Net deferred tax assets	$2,387,809	$—

15.	Stock-Based Compensation

Adoption of SFAS 123R

On January 29, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, (SFAS 123R) which requires the Company to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The Company determines the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires the Company to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. Under SFAS 123R the Company also makes assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

Prior to January 29, 2006, the Company followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options and the disclosure-only provisions of

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. The adoption of SFAS 123R resulted in no significant change in the determination of stock-based compensation expense compared to the previously disclosed pro forma stock-based compensation expense determined using SFAS 123.

Had compensation cost for all options been determined based on the grant date fair values of the options in accordance with SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated below:

Year Ended
January 28,
2006

Net income as reported	$6,553,290
Add: Stock based compensation expense included in net income as reported	—
Deduct: Stock based compensation expense determined under fair value method, net of related income tax effect	(544,135)

Pro forma net income	$6,009,155

Basic earnings per share:
As reported	$1.10
Pro forma	$1.00
Diluted earnings per share:
As reported	$1.04
Pro forma	$0.96

Stock Options

The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, no option can be for a term of more than 10 years from the date of grant. In general, options vest ratably over three to five years on each annual anniversary date of the option grant. The Company has issued new shares of stock upon exercise of stock options through fiscal year 2007 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assumptions used to determine fair-value during the years ended January 28, 2006, February 3, 2007 and February 2, 2008, are as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Options granted	205,200	91,728	272,613
Weighted-average fair value of options granted	$6.92	$10.48	$3.59
Assumptions:
Dividends	0%	0%	0%
Risk-free interest rate	3.0% - 3.5%	4.75% - 5.0%	4.25% - 4.5%
Expected volatility	64%	50% - 55%	43% - 46%
Expected option life	6 years	5-6 years	5-6 years

Stock option activity through February 2, 2008 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at January 1, 2005	269,992	$0.04	298,600	$7.75	568,592	$4.09
Granted	—	—	205,200	11.32	205,200	11.32
Vested	59,720	7.75	(59,720)	7.75	—	—
Exercised	(121,102)	1.09	—	—	(121,102)	1.09
Forfeited	(900)	7.75	(5,400)	8.41	(6,300)	8.32

Balance at January 28, 2006	207,710	1.62	438,680	9.41	646,390	6.91
Granted	—	—	91,728	19.61	91,728	19.61
Vested	98,660	9.21	(98,660)	9.21	—	—
Exercised	(121,190)	3.79	—	—	(121,190)	3.79
Forfeited	(1,380)	8.32	(16,220)	13.55	(17,600)	13.14

Balance at February 3, 2007	183,800	4.22	415,528	11.55	599,328	9.30

Granted	—	—	272,613	7.38	272,613	7.38
Vested	116,876	14.89	(116,876)	14.89	—	—
Exercised	(93,821)	0.01	—	—	(93,821)	0.01
Forfeited	(31,077)	10.27	(58,817)	11.62	(89,894)	11.15

Balance at February 2, 2008	175,778	$12.49	512,448	$8.56	688,226	$9.56

Total stock based compensation expense recognized for the years ended February 3, 2007 and February 2, 2008 was $744,422 and $529,571, respectively. Income tax benefits recognized related to stock-based compensation expense for the fiscal years ended February 3, 2007 and February 2, 2008 was $286,022 and $206,533, respectively, although the tax benefit in fiscal year 2007 was offset in its entirety by the income tax valuation allowance. The total intrinsic value of the options exercised during the years ended February 3, 2007 and February 2, 2008, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,906,096 and $271,143, respectively. The Company recognizes income tax deductions equal to the intrinsic value of stock options exercised. For the year ended February 3, 2007,

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

such deductions resulted in an income tax benefit of $728,861, which was recognized as a $614,542 increase in additional paid-in capital and a $114,319 reduction in deferred income tax assets. For the year ended February 2, 2008, such deductions resulted in an income tax benefit of $104,179, which, as a result of the Company’s net operating loss carryforward position, will not be recognized for financial reporting purposes until realized on a future income tax return. Cash payments received from option holders upon exercise of options during the years ended February 3, 2007 and February 2, 2008 were $451,422 and $938, respectively.

The following table summarizes information about vested stock options as of February 2, 2008:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	4,719	6.0	$0.01	$13,968
$7.75	94,340	6.0	7.75	—
$4.52	—	—	—	—
$9.30 - $13.80	60,640	7.1	11.33	—
$20.06	16,079	8.1	20.06	—

Total ($0.01 - $20.06)	175,778	6.6	9.90	$13,968

The following table summarizes information about vested stock options and stock options expected to vest as of February 2, 2008:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	4,719	6.0	$0.01	$13,968
$7.75	194,920	6.0	7.75	—
$4.52	130,000	9.0	4.52	—
$9.30 - $13.80	268,949	8.0	10.95	—
$20.06	65,237	8.1	20.06	—

Total ($0.01 - $20.06)	663,825	7.7	9.57	$13,968

As of February 2 2008, the total unrecognized compensation cost related to non vested stock-based compensation is $1,629,462, and the weighted-average period over which this compensation is expected to be recognized is 1.8 years.

Restricted and Performance Shares

Under the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan), up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan. The Company issued performance shares with a grant-date fair value of $20.06 and $10.39 during the years ended February 3, 2007 and February 2, 2008, respectively, to certain employees The performance shares vest after 36 months in amounts dependent upon the achievement of performance objectives for net sales and return on average assets for the respective three year performance periods. Depending upon the extent to which the performance objectives are met, the Company will issue a total of between zero and 68,274 shares for performance shares issued during the year ended February 3, 2007 and will issue a total of between zero and 136,260 shares for performance shares granted during the year ended February 2, 2008. No restricted or performance shares were issued prior to the year ended February 3, 2007. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. Because of the impact of the net losses in

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fiscal year 2006 and fiscal year 2007 on the Company’s ability to meet the required minimum return on average assets performance objective for the performance period, as of February 3, 2007 and February 2, 2008, the Company estimated that no performance shares would vest at the end of the performance periods. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the years ended February 3, 2007 and February 2, 2008, the Company recognized no stock-based compensation expense related to performance shares.

During fiscal year 2007, the Company granted 69,000 restricted shares of common stock that vest 60 months after issuance. The grant date fair value of each restricted share is $4.52. Compensation expense related to restricted shares is recognized ratably over the vesting period based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of February 2, 2008, the Company estimated that 66,000 restricted shares would vest at the end of the vesting period. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. As of February 2, 2008, the aggregate intrinsic value of restricted shares expected to vest was $196,020.

16.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	January 28,	February 3,	February 2,
	2006	2007	2008

Numerator:
Net income (loss)	$6,553,290	$(1,543,111)	$(17,657,265)
Numerator for basic earnings (loss) per share	6,553,290	(1,543,111)	(17,657,265)
Interest expense related to convertible debentures	—	—	—
Numerator for diluted earnings (loss) per share	$6,553,290	$(1,543,111)	$(17,657,265)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	5,981,401	6,453,527	6,540,905
Effect of dilutive securities:
Stock options	239,078	—	—
Stock purchase warrants	58,466	—	—
Convertible debentures	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,278,945	6,453,527	6,540,905

The diluted earnings per share calculation for the year ended February 2, 2008 excludes incremental shares of 78,695 related to outstanding stock options and incremental shares of 269,839 related to shares underlying convertible debentures because they are antidilutive. The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the year ended February 2, 2008 because they had exercise prices that were greater than the average closing price of the Company’s common stock for the period. The diluted earnings per share calculation for the year ended February 3, 2007 excludes incremental shares of 145,063 related to outstanding stock options and incremental shares of 93,446 related to stock warrants because they are antidilutive.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are as follows:

	February 3, 2007		February 2, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$407,346	$407,346	$159,671	$159,671
Revolving credit facility	13,099,304	13,099,304	11,184,379	11,184,379
Subordinated convertible debentures	—	—	4,000,000	3,023,392
Capital lease obligations, including current maturities	247,670	287,277	57,863	57,863

The carrying amount of cash equivalents and capital lease obligations approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of subordinated convertible debentures have been estimated based on current rates available to the Company for similar debt of the same maturity.

18.	Related Party Transactions

The Company maintains certain of its cash and cash equivalents with a financial institution also affiliated with the Company through common ownership. A portion of the Company’s credit facility is payable to this affiliated financial institution. The transactions with this affiliate are executed in the normal course of business.

Among the investors in the subordinated convertible debentures described in Note 10 are Andrew Baur and Scott Schnuck, who are directors of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur. Each of Messrs. Baur, Schnuck, B. Edison and J. Edison receive fees and other compensation from time to time in their capacities with the Company. Mr. B. Edison beneficially owns in excess of 5% of the Company’s common stock.

19.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2006 and 2007 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Fourteen Weeks
	Ended	Ended	Ended	Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Fiscal year 2006:
Net sales	$49,804,913	$47,184,870	$46,552,522	$61,210,757
Gross profit	16,297,151	13,511,316	12,122,764	20,270,797
Net income (loss)(1)	668,355	(1,026,498)	(2,601,754)	1,416,786
Basic earnings (loss) per share	0.11	(0.16)	(0.40)	0.22
Diluted earnings (loss) per share	0.10	(0.16)	(0.40)	0.21

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Fiscal year 2007:
Net sales	$49,255,817	$41,984,658	$40,293,957	$54,745,555
Gross profit	15,288,041	9,276,094	3,508,981	19,388,006
Net income (loss)(2)(3)(4)	(965,174)	(8,744,782)	(15,294,582)	7,347,273
Basic earnings (loss) per share	(0.15)	(1.35)	(2.35)	1.10
Diluted earnings (loss) per share	(0.15)	(1.35)	(2.35)	1.03

(1)	On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (“SFAS 123R”) under which the Company recognizes compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. The Company used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. The impact of stock based compensation expense on net income (loss), after recognition of income tax benefits, is $132,601, or $0.02 per share, for the thirteen weeks ended April 29, 2006, $141,502 or $0.02 per share for the thirteen weeks ended July 29, 2006, $154,212 or $0.02 per share for the thirteen weeks ended October 28, 2006, and $30,085, or $0.01 per share for the fourteen weeks ended February 3, 2007. The impact on the fourteen weeks ended February 3, 2007 reflects the reversal of $83,083, net of income tax effect, related to the change in the estimated vesting of performance shares issued in fiscal year 2006.

(2)	At February 3, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets which resulted in a net provision for income tax expense of $1,280,839 for the second quarter of fiscal year 2007. As a consequence of the existence of the valuation allowance, there was no net provision for or benefit from income taxes during the third and fourth quarters of fiscal year 2007.

(3)	On December 11, 2007, the Company entered into an agreement to terminate a below market operating lease, in exchange for a $5,050,000 cash payment, and the right to continue occupying the space through January 8, 2009. The Company recognized a net gain of $4.7 million from this transaction in the fourth quarter of fiscal year 2007.

(4)	During the second and third quarters of fiscal year 2007 the Company recognized $755,672 and $2,375,497, respectively in noncash charges related to the impairment of long-lived assets of underperforming stores, including, in the third quarter, three prototype stores we determined were no longer consistent with our strategic focus.