Form 10-Q
period 2008-05-03
BAKERS FOOTWEAR GROUP INC
filed 2008-06-17
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 7,055,856 shares issued and outstanding as of June 13, 2008.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	May 5, 2007	February 2, 2008	May 3, 2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,012	$159,671	$161,861
Accounts receivable	1,514,589	1,192,674	1,502,960
Other receivables	1,081,630	182,999	269,557
Inventories	27,797,169	18,061,941	23,611,088
Prepaid expenses and other current assets	4,085,536	697,174	906,986
Prepaid income taxes	1,403,403	1,987,621	1,954,011
Deferred income taxes	1,975,980	—	—

Total current assets	38,017,319	22,282,080	28,406,463
Property and equipment, net	51,374,032	43,810,776	41,861,317
Deferred income taxes	724,973	—	—
Other assets	911,502	1,466,095	1,211,561

Total assets	$91,027,826	$67,558,951	$71,479,341

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,083,565	$7,082,214	$8,926,272
Accrued expenses	8,596,829	9,162,561	8,956,848
Subordinated secured term loan	—	—	5,770,633
Subordinated convertible debentures	—	—	4,000,000
Sales tax payable	674,718	498,510	694,532
Deferred income	1,375,598	1,362,563	1,356,373
Revolving credit facility	19,588,095	11,184,379	11,510,954
Current maturities of capital lease obligations	140,999	57,863	29,928

Total current liabilities	40,459,804	29,348,090	41,245,540
Subordinated convertible debentures	—	4,000,000	—
Obligations under capital leases, less current maturities	29,928	—	—
Accrued rent liabilities	10,144,103	10,170,761	10,196,677
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,492,955 shares outstanding at May 5, 2007, 6,655,856 shares outstanding at February 2, 2008 and 7,005,856 shares outstanding at May 3, 2008	649	665	700
Additional paid-in capital	36,763,739	37,101,923	37,972,980
Retained earnings (accumulated deficit)	3,629,603	(13,062,488)	(17,936,556)

Total shareholders’ equity	40,393,991	24,040,100	20,037,124

Total liabilities and shareholders’ equity	$91,027,826	$67,558,951	$71,479,341

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Net sales	$49,255,817	$43,537,503
Cost of merchandise sold, occupancy, and buying expenses	33,967,776	32,287,530

Gross profit	15,288,041	11,249,973
Operating expenses:
Selling	11,891,940	10,711,973
General and administrative	4,564,755	4,385,266
Loss on disposal of property and equipment	36,304	221,860

Operating loss	(1,204,958)	(4,069,126)
Other income (expense):
Interest expense	(362,124)	(806,748)
Other, net	12,436	1,806

Loss before income taxes	(1,554,646)	(4,874,068)
Benefit from income taxes	(589,472)	—

Net loss	$(965,174)	$(4,874,068)

Basic loss per share	$(0.15)	$(0.70)

Diluted loss per share	$(0.15)	$(0.70)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at February 2, 2008	6,655,856	$665	$37,101,923	$(13,062,488)	$24,040,100
Stock-based compensation expense	—	—	156,092	—	156,092
Issuance of common stock	350,000	35	714,965	—	715,000
Net loss	—	—	—	(4,874,068)	(4,874,068)

Balance at May 3, 2008	7,005,856	$700	$37,972,980	$(17,936,556)	$20,037,124

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Operating activities
Net loss	$(965,174)	$(4,874,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,136,998	2,041,125
Deferred income taxes	(313,144)	—
Accretion of debt discount	—	199,380
Stock-based compensation expense	192,316	156,092
Loss on disposal of property and equipment	36,304	221,860
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(103,115)	(396,844)
Inventories	(3,695,163)	(5,549,147)
Prepaid expenses and other current assets	(3,371,726)	(209,812)
Prepaid income taxes	(273,766)	33,610
Other assets	(7,432)	466,329
Accounts payable	1,948,923	1,844,058
Accrued expenses and deferred income	(447,632)	(15,881)
Accrued rent liabilities	728,486	25,916

Net cash used in operating activities	(4,134,125)	(6,057,382)
Investing activities
Purchase of property and equipment	(2,545,760)	(313,886)
Proceeds from disposition of property and equipment	19,503	360

Net cash used in investing activities	(2,526,257)	(313,526)
Financing activities
Net advances under revolving credit facility	6,488,791	326,575
Proceeds from the issuance of subordinated secured term loan and common stock	—	7,025,000
Costs of issuing subordinated term loan and common stock	—	(325,542)
Principal payments on subordinated secured term loan	—	(625,000)
Principal payments under capital lease obligations	(76,743)	(27,935)

Net cash provided by financing activities	6,412,048	6,373,098
Net increase (decrease) in cash and cash equivalents	(248,334)	2,190
Cash and cash equivalents at beginning of period	407,346	159,671

Cash and cash equivalents at end of period	$159,012	$161,861

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$345,324	$455,593

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
2. Liquidity
     The Company’s cash requirements are primarily for working capital, capital expenditures and principal and interest payments on debt obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under the Company’s revolving credit facility and sales of securities. The balance on the revolving credit facility fluctuates throughout the year as a result of seasonal working capital requirements and other uses of cash.
     The Company’s losses in the first quarter of fiscal year 2008 and fiscal year 2007 had a significant negative impact on the Company’s financial position and liquidity. As of May 3, 2008, the Company had negative working capital of $12.8 million, unused borrowing capacity under its revolving credit facility of $2.5 million, and shareholders’ equity had declined to $20.0 million. During fiscal year 2007, the Company began addressing its liquidity issues by amending its revolving credit facility to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. The Company does not believe that it any of its other leases could be terminated on substantially similar terms. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock. As of June 13, 2008, the balance on the revolving credit facility was $9.7 million and unused borrowing capacity was $2.3 million.
     The Company’s business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year. The business plan also reflects improved inventory management with a greater emphasis on core lines and on focused promotional activity. This increased focus on inventory should improve overall gross margin performance compared to fiscal year 2007 and the first quarter of fiscal year 2008. The Company has limited planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, there is no assurance that the Company will meet the sales or margin levels contemplated in the business plan.
     The Company continues to face considerable liquidity constraints. Comparable store sales for the first five weeks of the second quarter decreased 0.7%, but, other than the first week of the quarter, have improved on a week to week basis. Although the Company believes its business plan is achievable, should the Company fail to achieve the sales or gross margin levels it anticipates, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
     The Company’s $7.5 million three-year subordinated secured term loan includes certain financial covenants which require it to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). The minimum adjusted EBITDA covenant for the first quarter of fiscal year 2008 was reduced as part of the amendment made on May 9, 2008 in order to maintain compliance at May 3, 2008.

Based on the business plan for the remainder of the year and its other actions, the Company believes that it will be able to comply with its financial covenants. However, given the inherent volatility in the Company’s sales performance, there is no assurance that it will be able to do so. Furthermore, in light of past sales results and the current state of the economy, there is a reasonable possibility that the Company may not be able to comply with the quarterly minimum adjusted EBITDA covenants. Failure to comply would be a default under the terms of the Company’s term loan and could result in the acceleration of the term loan, and possibly all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company obtained an amendment reducing the first quarter adjusted EBITDA covenant and believes that it would be able to obtain any additional required amendments or waivers, but there is no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of its debt obligations and taking collection actions. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, the Company’s long-term debt obligations have been classified as current liabilities.
     The Company’s independent registered public accounting firm’s report issued in its Annual Report on Form 10-K for fiscal year 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
3. Issuance of Debt and Common Stock
     Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on February 1, 2011, and requires 36 monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds initially to repay amounts owed under its senior revolving credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s revolving credit facility but has priority over the Company’s subordinated convertible debentures.
     Under the Loan Agreement, the Company is permitted to prepay the Loan, subject to prepayment penalties which range between 3% and 1% of the aggregate principal balance of the Loan. The Company is also required to make prepayments, subject to a senior subordination agreement (Senior Subordination Agreement) related to the Company’s senior revolving credit facility, on the Loan in certain circumstances, including generally if the Company sells property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.
     The Loan agreement contains financial covenants which require the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.5 million, $2 million and $3 million, for each of the fiscal years in the period ending January 28, 2011, respectively.
     Upon the occurrence of an event of default as defined in the Loan Agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.
     The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed below, covering these shares was declared effective by the SEC. The fair value of the $7.5 million of debt was estimated based on publically available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the actual amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company will accrete the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and will recognize such accretion as a component of interest expense. Likewise, the Company will amortize the related debt issuance costs using the effective interest method and recognize this amortization as a component of interest expense.
     The Company also entered into a registration rights agreement in respect of the shares issued. The Company was required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of its annual report on Form 10-K for fiscal year 2007. The Company was also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. If the Company did not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if the Company’s common stock ceases to be traded on an eligible market as required, then the Company must generally pay liquidated damages in an amount equal to 2% of the value of the registrable shares remaining. The Company is required to use its reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. The Company is required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. The Company also has certain other ongoing obligations, including providing specified notices and certain information, indemnifying the investor for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about the Company. As of May 3, 2008, the maximum amount of liquidated damages that the Company could be required to pay was $402,780, which represents 21 potential monthly payments of $19,180.
     On May 9, 2008, subsequent to the end of the first quarter of fiscal 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of May 3, 2008, the maximum amount of liquidated damages that the Company could be required to pay would have been $460,320, which represents 21 potential monthly payments of $21,920. The Company filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
4. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (5.0% per annum at May 3, 2008) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $1,944,000, $1,456,000, and $2,500,000 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of May 5, 2007, February 2, 2008, and May 3, 2008, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of June 13, 2008, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2008 based on the expected execution of its business plan, as discussed in Note 2.
5. Subordinated Convertible Debentures
     The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. The initial conversion price of the debentures was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
     The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the shares described in Note 3, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59.
6. Income Taxes
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
     At May 5, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of May 3, 2008, the Company increased the valuation allowance to $9,051,443. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at May 3, 2008, consists of the calculated refund of federal income taxes previously paid related to available net operating loss carrybacks that will be claimed on the Company’s federal income tax return for the year ended February 2, 2008 and refunds of state estimated income tax payments made for fiscal year 2006 that were claimed on the Company’s state income tax returns for the year ended February 3, 2007. As of May 3, 2008, the Company has approximately $12.1 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Current:
Federal	$(221,712)	$(1,330,381)
State and local	(54,616)	(287,145)

Total current	(276,328)	(1,617,526)

Deferred:
Federal	(264,968)	(209,447)
State and local	(48,176)	(38,081)

Total deferred	(313,144)	(247,528)

Valuation allowance	—	1,865,054

Total provision for (benefit from) income taxes	$(589,472)	$—

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Federal income tax at statutory rate	$(544,125)	$(1,705,924)
Impact of graduated Federal rates	15,546	48,741
State and local taxes, net of federal income taxes	(68,762)	(215,547)
Change in valuation allowance	—	1,865,054
Permanent differences	7,869	7,676

Total provision for (benefit from) income taxes	$(589,472)	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	May 5, 2007	February 2, 2008	May 3, 2008
Deferred tax assets:
Net operating loss carryforward	$—	$3,048,240	$4,665,766
Vacation accrual	435,538	392,994	398,844
Inventory	1,800,885	1,379,621	1,627,809
Stock-based compensation	518,844	650,373	711,249
Accrued rent	3,956,200	4,049,924	4,001,531

Total deferred tax assets	6,711,467	9,521,152	11,405,199

Deferred tax liabilities:
Property and equipment	3,750,071	2,150,157	2,115,010
Prepaid expenses	260,443	184,606	238,746

Total deferred tax liabilities	4,010,514	2,334,763	2,353,756

Valuation allowance	—	(7,186,389)	(9,051,443)

Net deferred tax assets	$2,700,953	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 28, 2005 remain open. As of May 3, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
7. Stock-Based Compensation
     During the thirteen weeks ended May 3, 2008, the Company issued 216,500 nonqualified stock options with an exercise price of $1.95. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended May 3, 2008 and May 5, 2007 are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Options granted	132,613	216,500
Weighted-average fair value of options granted	$4.99	$0.93
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.5%	2.8%
Expected volatility	43% - 46%	46%
Expected option life	5 — 6 years	6 years

8. Earnings Per Share
     Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and warrants and shares underlying the subordinated convertible debentures.
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Numerator:
Net loss	$(965,174)	$(4,874,068)

Numerator for loss per share	(965,174)	(4,874,068)

Interest expense related to convertible debentures	—	—
Numerator for diluted loss per share	$(965,174)	$(4,874,068)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,493,035	7,005,856
Effect of dilutive securities
Stock options	—	—
Stock purchase warrants	—	—
Convertible debentures	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,493,035	7,005,856

The diluted earnings per share calculation for the thirteen weeks ended May 3, 2008 excludes 4,696 incremental shares related to outstanding stock options and 462,962 incremental shares underlying convertible debentures because they are antidilutive. For the thirteen weeks ended May 5, 2007, 111,007 stock options and 6,697 stock purchase warrants were excluded from the computation of diluted earnings per share because they were antidilutive.
9. Fair Value Measurements
     On February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. Adoption of this statement did not impact the Company’s financial statements.
     On February 3, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company did not elect the fair value option for any of its eligible financial instruments or other items. Adoption of this statement did not impact the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of May 3, 2008, we operated 249 stores, including 222 Bakers stores and 27 Wild Pair stores located in 38 states.
     During the first quarter of 2008, our net sales decreased 11.6% compared to the first quarter of 2007, and our comparable store sales decreased 11.1%. Unseasonably cool weather and an early Easter holiday negatively impacted our sales and gross margins as we took promotional actions that caused our gross profit percentage to decrease to 25.8% of sales in the first quarter of 2008 compared to 31.0% in the first quarter of 2007. The resulting $4.0 million dollar decrease in gross margin was primarily responsible for the increase in our net loss to $4.9 million compared to net loss of $1.0 million in the first quarter of 2007. The sales weakness was concentrated at the beginning of the first quarter with comparable store sales in February and March down 16.1% while comparable store sales in April were flat. Comparable store sales for the first five weeks of the second quarter were down 0.7%.
     We opened one new store and closed one store during the first quarter of 2008. We currently expect to open a total of two new stores, remodel two stores and close 10 to 12 stores during fiscal year 2008.
     We continue to face considerable liquidity constraints as a result of lower sales in the first quarter and through the first five weeks of the second quarter. As of May 3, 2008, we had negative working capital of $12.8 million and unused borrowing capacity under our revolving credit facility of $2.5 million, and our shareholders’ equity had declined to $20.0 million. As of June 13, 2008, our unused borrowing capacity was $2.3 million. During the first quarter of 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. Also, on May, 9, 2008, we amended our subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of 2008 and to defer principal payments until September 1, 2008 for which we issued an additional 50,000 shares of common stock as consideration for the amendment.
     Our business plan for fiscal year 2008 continues to be based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year, improved gross margins, and expense reductions. We have adjusted our business plan in light of year-to-date sales and our current liquidity position and have taken actions we consider necessary to maintain adequate liquidity and meet the financial covenants under our debt agreements. Although we believe our business plan is achievable, in light of past sales results and the current state of the economy, there is a reasonable possibility that we may not be able to comply with the quarterly minimum adjusted EBITDA covenants. As a result, our long-term debt obligations are classified as current liabilities. If we are unable to comply with our financial covenants or otherwise maintain adequate liquidity it could be necessary for us to obtain one or more amendments or waivers from our lenders, obtain additional sources of liquidity, or make further cost cuts to fund operations. However, there is no assurance that we could accomplish these steps. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
     Our independent registered public accounting firm’s report issued in our Annual Report on Form 10-K for fiscal year 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern.

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
Stock-based compensation expense
     In accordance with SFAS No. 123R, Share-Based Payment, (SFAS 123R), we recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R, we also make assumptions regarding the number of options and the number of performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

Deferred income taxes
     We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (SFAS 109) which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations.
     In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing our income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing our income tax expense in the period that such conclusion is reached.
     At May 5, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded our loss carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Based on this factor and after evaluating other available evidence, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     We anticipate that until we re-establish a pattern of continuing profitability, in accordance with SFAS 109, we will not recognize any material income tax benefit in our statement of operations for future periods, as pretax profits or losses will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance which will result in the recognition of an income tax benefit in the period that it occurs.
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no effect on our financial statements for the thirteen weeks ended May 5, 2007. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 3, 2008, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	69.0	74.2

Gross profit	31.0	25.8
Selling expense	24.1	24.6
General and administrative expense	9.3	10.1
Loss on disposal of property and equipment	0.1	0.5
Operating loss	(2.5)	(9.4)
Other income, net	—	—
Interest expense	(0.7)	(1.8)

Loss before income taxes	(3.2)	(11.2)
Provision for (benefit from) income taxes	(1.2)	—

Net loss	(2.0)%	(11.2)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	May 3, 2008
Number of stores at beginning of period	257	249
Stores opened during period	6	1
Stores closed during period	(5)	(1)

Number of stores at end of period	258	249

Thirteen Weeks Ended May 3, 2008 Compared to Thirteen Weeks Ended May 5, 2007
     Net sales. Net sales decreased to $43.5 million for the thirteen weeks ended May 3, 2008 (first quarter 2008) from $49.3 million for the thirteen weeks ended May 5, 2007 (first quarter 2007), a decrease of $5.8 million or 11.6%. Customer response to our spring offerings was weak and was impacted by unseasonably cool weather and an early Easter holiday. Our comparable store sales for the first quarter of 2008, including Internet and catalog sales, decreased by 11.1% compared to a 9.3% decrease in comparable store sales in the first quarter of 2007. Our average unit selling prices increased 3.7% and our unit sales decreased 14.8% compared to the first quarter of 2007. Our Internet and catalog sales decreased 9.7% to $2.4 million.
     Gross profit. Gross profit decreased to $11.3 million in the first quarter of 2008 from $15.3 million in the first quarter of 2007, a decrease of $4.0 million or 26.4%. As a percentage of sales, gross profit decreased to 25.8% in the first quarter of 2008 from 31.0% in the first quarter of 2007 as we increased promotional activities in light of weak sales which also resulted in lower leveraging of buying and occupancy costs. We attribute the decrease in gross profit to the following components: a decrease of $2.3 million from reduced gross margin percentage, a decrease of $1.3 million from lower comparable store sales, and a decrease of $0.4 million from net store closings. Permanent markdown costs were $2.9 million in the first quarter of 2008 compared to $3.0 million in the first quarter of 2007.
     Selling expense. Selling expense decreased to $10.7 million in the first quarter of 2008 from $11.9 million in the first quarter of 2007, a decrease of $1.2 million or 9.9%. This decrease was primarily the result of $0.5 million in lower catalog production and mailing expenses and $0.5 million in lower store salaries and commissions. As a percentage of sales, selling expenses increased to 24.6% from 24.1% as a result of lower leverage to sales.
     General and administrative expense. General and administrative expense decreased to $4.4 million in the first quarter of 2008 from $4.6 million in the first quarter of 2007, a decrease of $0.2 million or 3.9%. The decrease was due primarily to a $0.4 million decrease in total wages compared to the first quarter of 2007, partially offset by increased professional fees. As a percentage of sales general and administrative expenses increased to 10.1% from 9.3% as a result of lower leverage to sales.
     Interest expense. Interest expense increased to $0.8 million in the first quarter of 2008 from $0.4 million in the first quarter of 2007. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense (benefit). We did not recognize an income tax benefit for the first quarter of 2008 as a result of our deferred income tax asset valuation allowance compared to an income tax benefit of $0.6 million in the first quarter 2007.
     Net loss. We had a net loss of $4.9 million, 11.2% of net sales, in the first quarter of 2008 compared to a net loss of $1.0 million, 2.0% of net sales, in the first quarter of 2007.
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
     Our losses in the first quarter of fiscal year 2008 and fiscal year 2007 have had a significant negative impact on our financial position and liquidity. As of May 3, 2008, we had negative working capital of $12.8 million, unused borrowing capacity under our revolving credit facility of $2.5 million, and our shareholders’ equity had declined to $20.0 million. During fiscal year 2007, we began addressing our liquidity issues by amending our revolving credit facility to temporarily increase our unused borrowing capacity from April through September 2007, raising $3.6 million in net proceeds from a private placement of $4.0 million of aggregate principal amount of subordinated convertible debentures in June 2007 and terminating a long-term below market operating lease in exchange for receiving a $5.0 million cash payment in December 2007. We do not believe that we have other leases which could be terminated on substantially similar terms. In fiscal year 2008, we obtained $6.7 million in net proceeds from a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As of June 13, 2008, the balance on our revolving credit facility was $9.7 million and unused borrowing capacity was $2.3 million.
     Our business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales beginning in the second quarter and continuing through the remainder of the year. Our business plan also reflects improved inventory management with a greater emphasis on core lines and on focused promotional activity. We expect this increased focus on inventory should improve overall gross margin performance compared to fiscal year 2007 and the first quarter of fiscal year 2008. We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, there is no assurance that the we will meet the sales or margin levels contemplated in the business plan.
     We continue to face considerable liquidity constraints. Comparable store sales for the first five weeks of the second quarter decreased 0.7%, but, other than the first week of the quarter, have improved on a week to week basis. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk

Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.
     Our $7.5 million three-year subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). The minimum adjusted EBITDA covenant for the first quarter of fiscal year 2008 was reduced as part of the May 9, 2008 amendment. Based on the business plan for the remainder of the year and other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. Furthermore, in light of our recent sales results and the current state of the economy, there is a reasonable possibility that we may not be able to comply with the quarterly minimum adjusted EBITDA covenants. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of the term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We obtained an amendment adjusting the first quarter adjusted EBITDA covenant and believe that we would be able to obtain any additional required amendments or waivers, but there is no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “Item 1. Business — Risk Factors — The terms of our three-year subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility” in our Annual Report on Form 10-K.
     Our independent registered public accounting firm’s report issued in our Annual Report on Form 10-K for fiscal year 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2007 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K.
     The following table summarizes certain key liquidity measurements:

	May 5, 2007	February 2, 2008	May 3, 2008
Cash	$159,012	$159,671	$161,861
Inventories	27,797,169	18,061,941	23,611,088
Total current assets	38,017,319	22,282,080	28,406,463
Property and equipment, net	51,374,032	43,810,776	41,861,317
Total assets	91,027,826	67,558,951	71,479,341
Revolving credit facility	19,588,095	11,184,379	11,510,954
Subordinated convertible debentures	—	4,000,000	4,000,000
Subordinated secured term loan	—	—	5,770,633
Total current liabilities	40,459,804	29,348,090	41,245,540
Total shareholders’ equity	40,393,991	24,040,100	20,037,124
Net working capital	(2,442,485)	(7,066,010)	(12,839,077)
Unused borrowing capacity*	1,944,165	1,455,865	2,459,244

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $6.1 million in the first quarter of 2008 compared to $4.1 million in the first quarter of 2007. Besides our net loss of $4.9 million, the most significant use of cash in operating activities in the first quarter of 2008 relates to a $5.5 million seasonal increase in inventory, offset by a $1.8 million increase in accounts payable. The most significant uses of cash in operating activities in the first quarter of 2007, relate to a $3.7 million seasonal increase in inventory, $3.4 million increase in prepaid expenses (principally due to the timing of rent payments relative to the end of our fiscal 2007 first quarter), offset by a $2.0 million increase in accounts payable.
     Inventories at May 3, 2008 were $5.5 million higher than at February 2, 2008, but were $4.2 million, or 15.0%, lower than at May 5, 2007. The decrease from May 5, 2007 reflects lower average inventory per store as well as a net decrease in stores operated. Although we believe that at May 3, 2008, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.3 million in the first quarter of 2008 compared to $2.5 million for the first quarter of 2007. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of June 13, 2008, we have opened one new store in fiscal year 2008. We currently anticipate that our capital expenditures in fiscal year 2008, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $2.0 million. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $350,000.
Financing activities
     Cash provided by financing activities was $6.4 million in the first quarter of 2008 compared to $6.4 million for the first quarter of 2007. The principal source of cash in the first quarter of 2008 was the $6.7 million of net proceeds received from the entry into the subordinated secured term loan and the related issuance of 350,000 shares of common stock. In the first quarter of fiscal year 2007, the principal source of cash was a $6.5 million draw on our revolving credit facility.
     Issuance of Debt and Common Stock
     On February 4, 2008 we consummated, a $7.5 million three-year subordinated secured term loan with Private Equity Management Group, Inc. (PEM), as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, and pursuant to a certain Second Lien Credit Agreement (Loan Agreement). The loan matures on February 1, 2011, with interest and principal installments originally required to be repaid over 36 months at an interest rate of 15% per annum. As additional consideration for the Loan, PEM received 350,000 shares of our common stock representing slightly less than 5% of our outstanding shares on a post-transaction basis. We also paid PEM an advisory fee of $300,000 and PEM’s costs and expenses.
     We received aggregate gross proceeds of $7.5 million and net proceeds of approximately $6.7 million. We used the net proceeds initially to repay amounts owed under our senior revolving credit facility and for working capital purposes. We have broad obligations to indemnify, and pay the fees and expenses of PEM and the Lender in connection with, among other things, the enforcement, performance and administration of the Loan Agreement and the other loan documents.
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
     We also entered into a registration rights agreement with PEM in respect of the shares issued to PEM. We are required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of our annual report on Form 10-K for fiscal year 2007. We are also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. If we do not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if our common stock ceases to be traded on an eligible market as required, then we must generally pay PEM liquidated damages in an amount equal to 2% of the value of the registrable shares remaining (based on an initial aggregate value of $959,000) for each 30 day period (prorated for partial periods). We are required to use our reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. We are required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. We also have certain other ongoing obligations, including providing PEM specified notices and certain information, indemnifying PEM for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about us. As of May 3, 2008, the maximum amount of liquidated damages that we could be required to pay was $402,780, which represents 21 potential monthly payments of $19,180.
     On May 9, 2008, subsequent to the end of the first quarter of fiscal 2008, we entered into an amendment to the subordinated secured term which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, we issued 50,000 additional shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which we were required to file the registration statement, to May 12, 2008, and increased the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of May 3, 2008, the maximum amount of liquidated damages that we could be required to pay would have been $460,320, which represents 21 potential monthly payments of $21,920. We filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     Revolving Credit Facility
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). with a revolving credit ceiling of $40.0 million with a maturity date of August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 5.0% per annum as of May 3, 2008, 6.0% per annum as of February 2, 2008 and 8.25% annum as of May 3, 2007. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit facility also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the revolving credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     Our revolving credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the revolving credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of May 3, 2008 and expect to remain in compliance throughout fiscal year 2008 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $11.5 million, $11.2 million and $19.6 million as of May 3, 2008, February 2, 2008, and May 3, 2007, respectively. We had approximately $2.5 million, $1.5 million and $1.9 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of May 3, 2008, February 2, 2008, and May 3, 2007, respectively. During the first quarters of fiscal years 2008 and 2007, the highest outstanding balances on our revolving credit facility were $13.3 million and $20.8 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     As a result of the issuance of 350,000 shares of common stock in February 2008 in connection with our subordinated secured term loan, the conversion price of the Debentures decreased from $9.00 to $8.64, making the Debentures convertible into 462,962 shares of our common stock. As a result of the issuance of 50,000 shares of common stock in May 2008, subsequent to the end of the first quarter, the conversion price of the Debentures decreased from $8.64 to $8.59, making the Debentures convertible into 465,656 shares of our common stock.
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
     2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through February 2, 2008, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen weeks ended May 3, 2008.
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
     IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through May 3, 2008, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock.

Off-Balance Sheet Arrangements
     At May 3, 2008, February 2, 2008, and May 5, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of May 3, 2008:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Long-term debt obligations(1)	$14,225,667	$3,391,281	$6,256,997	$4,577,389	$—
Capital lease obligations (2)	48,864	48,864	—	—	—
Operating lease obligations (3)	172,399,040	25,286,326	47,132,429	42,006,571	57,973,715
Purchase obligations (4)	31,182,675	30,694,992	308,183	179,500	—

Total	$217,856,246	$59,421,463	$53,697,609	$46,763,460	$57,973,715

(1)	Includes payment obligations relating to our subordinated convertible debentures and to our subordinated secured term loan. These instruments are classified as current liabilities on our balance sheet.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3)	Includes minimum payment obligations related to our store leases.

(4)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     None.
Effect of Inflation
     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not required.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President – Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President – Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Vice President – Finance, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President – Finance, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2008.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following risk factor disclosure is in addition to the risk factor disclosure in our 2007 Annual Report on Form 10-K previously filed with the SEC. Please see the information set forth under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” in our most recently filed Annual Report of Form 10-K and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
On June 9, 2008 we received a staff deficiency letter from The Nasdaq Stock Market indicating that we have not met a listing standard for continued listing on the Nasdaq Global Market. If we are unable to comply with this listing standard within 90 calendar days we may be subject to delisting, which could cause our stock to be subject to additional volatility and illiquidity.
     On June 9, 2008 we received a staff deficiency letter from The Nasdaq Stock Market stating that we do not have a minimum market value of publicly held shares of $5 million as required for continued inclusion by Nasdaq Marketplace Rule 4450(a)(2). We have 90 calendar days, or until September 8, 2008, to regain compliance. Under Nasdaq rules, compliance will be regained if the aggregate market value of our publicly held shares exceeds $5 million for ten consecutive trading days during this period. If compliance with this rule cannot be demonstrated by September 8, 2008, the Nasdaq Staff will provide written notification that our securities will be delisted from quotation on The Nasdaq Global Market. At that time, we may appeal the staff’s determination to a Nasdaq Listing Qualifications Panel. We also has the ability to apply to transfer our securities from the Nasdaq Global Market to the Nasdaq Capital Market. Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 for additional information.
     We intend to monitor the market value of our common stock and our ability to comply with the rule and will consider available options if our common stock does not trade at a level likely to result in regaining compliance with the minimum market value of publicly held shares requirement by September 8, 2008. However, there can be no assurances that we will be able to meet this listing standard. If we are delisted from The Nasdaq Stock Market our shares could become subject to additional volatility and illiquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended May 3, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: June 17, 2008

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer) Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Charles R. Daniel, III
Charles R. Daniel, III
Vice President - Finance, Controller, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.2	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.3	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.4	Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.5	Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.6	Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.7	Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.8	Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein.

4.9	Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 8, 2008 (File No. 000-50563)).

10.1	Amended Employment Agreement dated February 3, 2008 by and among the Company and Lawrence L. Spanley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

10.2	Letter to Peter Edison outlining 2008 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).

10.3	Letter to Stan Tusman outlining 2008 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).

Exhibit No.	Description
10.4	Letter to Mark Ianni outlining 2008 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).

10.5	Letter to Joe Vander Pluym outlining 2008 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).

10.6	Summary of March 11, 2008 stock option grants for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).

10.7	Summary of base salaries for specified executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on May 2, 2008 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 8 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Principal Financial Officer).