Form 10-Q
period 2008-08-02
BAKERS FOOTWEAR GROUP INC
filed 2008-09-10
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008

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
Common Stock, par value $0.0001 per share, 7,055,856 shares issued and outstanding as of September 5, 2008.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	August 4,	February 2,	August 2,
	2007	2008	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,576	$159,671	$145,075
Accounts receivable	1,223,857	1,192,674	1,177,205
Other receivables	789,365	182,999	183,610
Inventories	22,920,714	18,061,941	21,559,866
Prepaid expenses and other current assets	4,228,172	697,174	971,396
Prepaid income taxes	2,251,523	1,987,621	106,415

Total current assets	31,606,207	22,282,080	24,143,567

Property and equipment, net	49,245,995	43,810,776	40,165,809
Other assets	1,270,730	1,466,095	1,156,665

Total assets	$82,122,932	$67,558,951	$65,466,041

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,822,480	$7,082,214	$6,694,455
Accrued expenses	7,442,081	9,162,561	8,130,141
Subordinated secured term loan	—	—	5,876,590
Subordinated convertible debentures	—	—	4,000,000
Sales tax payable	457,958	498,510	573,989
Deferred income	1,194,489	1,362,563	1,179,666
Revolving credit facility	16,056,368	11,184,379	10,923,753
Current maturities of capital lease obligations	116,998	57,863	10,734

Total current liabilities	36,090,374	29,348,090	37,389,328

Subordinated convertible debentures	4,000,000	4,000,000	—
Obligations under capital leases, less current maturities	10,734	—	—
Accrued rent liabilities	10,233,227	10,170,761	10,070,474

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,493,035 shares outstanding at August 4, 2007, 6,655,856 shares outstanding at February 2, 2008 and 7,055,856 shares outstanding at August 2, 2008	649	665	705
Additional paid-in capital	36,903,127	37,101,923	38,203,800
Accumulated deficit	(5,115,179)	(13,062,488)	(20,198,266)

Total shareholders’ equity	31,788,597	24,040,100	18,006,239

Total liabilities and shareholders’ equity	$82,122,932	$67,558,951	$65,466,041

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Net sales	$41,984,658	$43,568,099	$91,240,475	$87,105,602
Cost of merchandise sold, occupancy, and buying expenses	32,708,564	30,688,934	66,676,340	62,976,464

Gross profit	9,276,094	12,879,165	24,564,135	24,129,138
Operating expenses:
Selling	11,213,164	10,195,159	23,105,104	20,907,132
General and administrative	4,385,807	4,009,702	8,950,562	8,394,968
Loss on disposal of property and equipment	8,448	31,740	44,752	253,600
Impairment of long-lived assets	755,672	—	755,672	—

Operating loss	(7,086,997)	(1,357,436)	(8,291,955)	(5,426,562)

Other income (expense):
Interest expense	(402,294)	(723,034)	(764,418)	(1,529,782)
Other, net	25,348	41,258	37,784	43,064

Loss before income taxes	(7,463,943)	(2,039,212)	(9,018,589)	(6,913,280)

Provision for income taxes	1,280,839	222,498	691,367	222,498

Net loss	$(8,744,782)	$(2,261,710)	$(9,709,956)	$(7,135,778)

Basic loss per share	$(1.35)	$(0.32)	$(1.50)	$(1.02)

Diluted loss per share	$(1.35)	$(0.32)	$(1.50)	$(1.02)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at February 2, 2008	6,655,856	$665	$37,101,923	$(13,062,488)	$24,040,100
Stock-based compensation expense	—	—	301,917	—	301,917
Issuance of common stock	400,000	40	799,960	—	800,000
Net loss	—	—	—	(7,135,778)	(7,135,778)

Balance at August 2, 2008	7,055,856	$705	$38,203,800	$(20,198,266)	$18,006,239

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 4, 2007	August 2, 2008
Operating activities
Net loss	$(9,709,956)	$(7,135,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,330,394	4,029,245
Deferred income taxes	2,387,809	—
Accretion of debt discount	—	351,590
Stock-based compensation expense	331,704	301,917
Loss on disposal of property and equipment	44,752	253,600
Impairment of long-lived assets	755,672	—
Changes in operating assets and liabilities:
Accounts receivable	479,882	14,858
Inventories	1,181,292	(3,497,925)
Prepaid expenses and other current assets	(3,514,362)	(274,222)
Prepaid income taxes	(1,121,886)	1,881,206
Other assets	45,870	559,972
Accounts payable	2,687,838	(387,759)
Accrued expenses and deferred income	(2,000,249)	(1,139,838)
Accrued rent liabilities	817,610	(100,287)

Net cash used in operating activities	(3,283,630)	(5,143,421)

Investing activities
Purchase of property and equipment	(3,367,602)	(638,589)
Proceeds from sale of property and equipment	19,783	711

Net cash used in investing activities	(3,347,819)	(637,878)

Financing activities
Net advances under revolving credit facility	2,957,064	(260,626)
Proceeds from issuance of convertible debentures	4,000,000	—
Debt issuance costs	(420,447)	—
Proceeds from issuance of subordinated secured term loan and common stock	—	7,025,000
Costs of issuing subordinated term loan and common stock	—	(325,542)
Principal payments on subordinated secured term loan	—	(625,000)
Principal payments under capital lease obligations	(119,938)	(47,129)

Net cash provided by financing activities	6,416,679	5,766,703

Net decrease in cash and cash equivalents	(214,770)	(14,596)
Cash and cash equivalents at beginning of period	407,346	159,671

Cash and cash equivalents at end of period	$192,576	$145,075

Supplemental disclosures of cash flow information
Cash paid for income taxes	$71,011	$—

Cash paid for interest	$687,869	$1,534,120

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
2. Liquidity
     The Company’s cash requirements are primarily for working capital, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by cash flows from operations, borrowings under the Company’s revolving credit facility and sales of securities. The balance on the revolving credit facility fluctuates throughout the year as a result of seasonal working capital requirements and other uses of cash.
     The Company’s losses in the first half of fiscal year 2008 and in fiscal year 2007 have had a significant negative impact on the Company’s financial position and liquidity. As of August 2, 2008, the Company had negative working capital of $13.2 million, unused borrowing capacity under its revolving credit facility of $1.7 million, and shareholders’ equity had declined to $18.0 million. During fiscal year 2007, the Company began addressing its liquidity issues by amending its revolving credit facility to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. The Company does not believe that any of its other leases could be terminated on substantially similar terms. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock. As of September 6, 2008, the balance on the revolving credit facility was $14.1 million and unused borrowing capacity was $0.7 million.
     The Company’s business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales through the remainder of the year. The business plan also reflects improved inventory management with a greater emphasis on core lines and on focused promotional activity. This increased focus on inventory should improve overall gross margin performance compared to fiscal year 2007. The Company has adjusted its business plan in light of year-to-date sales and its current liquidity position and has taken actions considered necessary to maintain adequate liquidity and meet the financial covenants under debt agreements. However, there is no assurance that the Company will meet the sales or margin levels contemplated in the business plan.
     The Company continues to face considerable liquidity constraints. Comparable store sales for the first five weeks of the third quarter increased 2.2% and are expected to remain positive for the remainder of fiscal year 2008. Although the Company believes its business plan is achievable, should the Company fail to achieve the sales or gross margin levels it anticipates, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
     The Company’s $7.5 million three-year subordinated secured term loan includes certain financial covenants which require it to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). The Company met all financial covenants as of the end of the second quarter of fiscal year 2008. The minimum adjusted EBITDA covenant for the first quarter of fiscal year 2008 was reduced as part of the amendment made on May 9, 2008 in order to maintain compliance at May 3, 2008.

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
3. Issuance of Debt and Common Stock
     Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on February 1, 2011, and requires 36 monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds initially to repay amounts owed under its senior revolving credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s revolving credit facility but has priority over the Company’s subordinated convertible debentures. As a result of the uncertainties described in Note 2 above, the Loan has been classified as a current liability.
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
     The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed below, covering these shares was declared effective by the SEC. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the actual amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock.

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
     On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of August 2, 2008, the maximum amount of liquidated damages that the Company could be required to pay would have been $394,320, which represents 18 potential monthly payments of $21,920. The Company filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
4. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (5.0% per annum at August 2, 2008) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $790,000, $1,456,000, and $1,737,000 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of August 4, 2007, February 2, 2008, and August 2, 2008, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of September 5, 2008, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2008 based on the expected execution of its business plan, as discussed in Note 2.

5. Subordinated Convertible Debentures
     The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As a result of the uncertainties described in Note 2 above, the subordinated convertible debentures have been classified as current liabilities. The initial conversion price of the debentures was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
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
     At May 5, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of August 2, 2008, the Company increased the valuation allowance to $9,831,405. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     During the second quarter of fiscal year 2008, the Company received federal income tax refunds of $1.6 million from the carryback of net operating losses. The balance of prepaid income taxes at August 2, 2008, consists of refunds of state estimated income tax payments made for fiscal year 2006 that were claimed on the Company’s state income tax returns for the year ended February 3, 2007. As of August 2, 2008, the Company has approximately $14.0 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     The Company recognized $0.2 million of income tax expense during the second quarter of fiscal year 2008 related to differences between the alternative minimum tax recognized in the income tax provision and the federal income tax return filed for fiscal year 2007.

     Significant components of the provision for income tax expense for the thirteen weeks and twenty-six weeks ended August 4, 2007 and August 2, 2008 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Current:
Federal	$(1,609,858)	$(52,723)	$(1,831,569)	$(1,383,104)
State and local	189,743	(54,856)	135,127	(342,002)

Total current	(1,420,115)	(107,579)	(1,696,442)	(1,725,106)

Deferred:
Federal	(752,613)	(368,731)	(1,017,582)	(578,178)
State and local	(688,720)	(81,153)	(736,896)	(119,234)

Total deferred	(1,441,333)	(449,884)	(1,754,478)	(697,412)

Valuation allowance	4,142,287	779,961	4,142,287	2,645,016

Total income tax expense	$1,280,839	$222,498	$691,367	$222,498

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations for the thirteen weeks and twenty-six weeks ended August 4, 2007 and August 2, 2008 are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Federal income tax at statutory rate	$(2,612,380)	$(713,724)	$(3,156,506)	$(2,419,648)
Impact of federal alternative minimum tax	––	222,498	––	222,498
Impact of graduated Federal rates	74,639	20,392	90,186	69,133
State and local taxes, net of federal income taxes	(330,068)	(90,181)	(398,831)	(305,728)
Permanent differences	6,361	3,552	14,231	11,227
Valuation allowance	4,142,287	779,961	4,142,287	2,645,016

Total income tax expense	$1,280,839	$222,498	$691,367	$222,498

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	August 4, 2007	February 2, 2008	August 2, 2008
Deferred tax assets:
Net operating loss carryforward	$1,144,058	$3,048,240	$5,450,787
Vacation accrual	444,313	392,994	377,004
Inventory	1,514,078	1,379,621	1,439,736
Stock-based compensation	573,205	650,373	768,121
Accrued rent	3,990,959	4,049,924	3,952,312

Total deferred tax assets	7,666,613	9,521,152	11,987,960

Deferred tax liabilities:
Prepaid expenses	233,000	184,606	216,705
Property and equipment	3,291,326	2,150,157	1,939,850

Total deferred tax liabilities	3,524,326	2,334,763	2,156,555

Valuation allowance	(4,142,287)	(7,186,389)	(9,831,405)

Net deferred tax assets	$––	$––	$––

7. Stock-Based Compensation
     During the twenty-six weeks ended August 2, 2008, the Company issued 216,500 nonqualified stock options with an exercise price of $1.95 and 94,000 nonqualified stock options with an exercise price of $1.43. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended August 4, 2007 and August 2, 2008, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 4, 2007	August 2, 2008
Options granted	132,613	310,500
Weighted-average fair value of options granted	$4.99	$0.86
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.5%	2.8–3.7%
Expected volatility	43%–46%	46%
Expected option life	5–6 years	6 years
8. Earnings (Loss) Per Share
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Numerator:
Net loss	$(8,744,782)	$(2,261,710)	$(9,709,956)	$(7,135,778)

Numerator for loss per share	(8,744,782)	(2,261,710)	(9,709,956)	(7,135,778)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(8,744,782)	$(2,261,710)	$(9,709,956)	$(7,135,778)

Denominator:	—	—	—	—
Denominator for basic earnings per share — weighted average shares	6,493,035	7,052,559	6,493,035	7,025,361
Effect of dilutive securities
Stock options	—	—	—	—
Stock purchase warrants	—	—	—	—
Convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,493,035	7,052,559	6,493,035	7,025,361

     The diluted earnings per share calculation for the thirteen weeks ended August 2, 2008 excludes 4,690 incremental shares related to outstanding stock options and 465,656 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended August 2, 2008 excludes 4,693 incremental shares related to outstanding stock options and 464,309 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended August 4, 2007 excludes 82,713 incremental shares related to outstanding stock options and 190,476 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended August 4, 2007 excludes 98,770 incremental shares related to outstanding stock options and 95,238 incremental shares underlying convertible debentures because they are antidilutive.
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
10. Contingencies
     The Company was served with a lawsuit filed in federal court in the state of California by two former store managers.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.   The Company will defend the plaintiffs’ anticipated effort to seek class certification and will vigorously defend itself in this lawsuit.  At this time, the Company does not believe this matter will have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that this matter will not have a material adverse effect on its results of operations for the period in which it is resolved.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of August 2, 2008, we operated 243 stores, including 217 Bakers stores and 26 Wild Pair stores located in 38 states.
     During the first half of 2008, our net sales decreased 4.5% compared to the first half of 2007, reflecting a soft first quarter offset by an improved second quarter that benefited from strong sandal sales. Comparable store sales in the first half of 2008 decreased 3.1%, compared to a decrease of 13.6% in the first half of last year. Gross profit percentage increased to 27.7% of sales in the first half of 2008 compared to 26.9% in the first half of 2007 due to strong sandal sales and reduced markdowns while ending the first half with inventory down 6% from a year ago. Our selling, general and administrative expenses decreased 8.6%. Our net loss of $7.1 million for the first half of 2008 compares to a net loss of $9.7 million in the first half of 2007. Comparable store sales for the first five weeks of the third quarter of 2008 have increased 2.2%.
     We opened one new store and closed seven stores during the first half of 2008. We currently expect to open a total of two new stores, remodel two stores and close a total of 12 to 14 stores during fiscal year 2008.
     We continue to face considerable liquidity constraints. As of August 2, 2008, we had negative working capital of $13.2 million and unused borrowing capacity under our revolving credit facility of $1.7 million, and our shareholders’ equity had declined to $18.0 million. As of September 6, 2008, the balance on our revolving line of credit was $14.1 million and our unused borrowing capacity was $0.7 million. During the first quarter of 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. Also, on May, 9, 2008, we amended our subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of 2008 and to defer principal payments until September 1, 2008 for which we issued an additional 50,000 shares of common stock as consideration for the amendment.
     Our business plan for fiscal year 2008 continues to be based on moderate increases in comparable store sales through the remainder of the year, improved gross margins, and expense reductions. We have adjusted our business plan in light of year-to-date sales and our current liquidity position and have taken actions we consider necessary to maintain adequate liquidity and meet the financial covenants under our debt agreements. Although we believe our business plan is achievable, in light of past sales results and the current state of the economy, there is a reasonable possibility that we may not be able to comply with the quarterly minimum adjusted EBITDA covenants. As a result, our long-term debt obligations are classified as current liabilities. If we are unable to comply with our financial covenants or otherwise maintain adequate liquidity it could be necessary for us to obtain one or more amendments or waivers from our lenders, obtain additional sources of liquidity, or make further cost cuts to fund operations. However, there is no assurance that we could accomplish these steps. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
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
     During the twenty-six weeks ended August 4, 2007, we recorded $755,672, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at specifically identified underperforming stores. We recognized no impairment expense during the twenty-six weeks ended August 2, 2008. We typically perform our impairment analysis closer to the end of our fiscal year in order to incorporate operating results from the important holiday season into our analysis.
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
     At February 3, 2007 and May 5, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded our loss carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Based on this factor and after evaluating other available evidence, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities. As of August 2, 2008, the valuation allowance is $9.8 million.
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
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no effect on our financial statements for the thirteen weeks ended May 5, 2007. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of August 2, 2008, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 4,	August 2,	August 4,	August 2,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	77.9	70.4	73.1	72.3

Gross profit	22.1	29.6	26.9	27.7
Selling expense	26.7	23.4	25.3	24.0
General and administrative expense	10.5	9.2	9.8	9.6
Loss on disposal of property and equipment	—	0.1	0.1	0.3
Impairment of long-lived assets	1.8	—	0.8	—

Operating loss	(16.9)	(3.1)	(9.1)	(6.2)
Other income, net	0.1	0.1	0.1	0.1
Interest expense	(1.0)	(1.7)	(0.8)	(1.8)

Loss before income taxes	(17.8)	(4.7)	(9.8)	(7.9)
Provision for income taxes	3.0	0.5	0.8	0.3

Net loss	(20.8)%	(5.2)%	(10.6)%	(8.2)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 4,	August 2,	August 4,	August 2,
	2007	2008	2007	2008
Number of stores at beginning of period	258	249	257	249
Stores opened during period	0	0	6	1
Stores closed during period	(1)	(6)	(6)	(7)

Number of stores at end of period	257	243	257	243

Thirteen Weeks Ended August 2, 2008 Compared to Thirteen Weeks Ended August 4, 2007
     Net sales. Net sales increased to $43.6 million for the thirteen weeks ended August 2, 2008 (second quarter 2008) from $42.0 million for the thirteen weeks ended August 4, 2007 (second quarter 2007), an increase of $1.6 million or 3.8%. This increase reflected strong sandal sales. Our comparable store sales for the second quarter of 2008, including Internet and catalog sales, increased by 6.4% compared to an 18.3% decrease in comparable store sales in the second quarter of 2007. Average unit selling prices increased 12.7% while unit sales decreased 7.8% compared to the second quarter of 2007. Our Internet and catalog sales decreased 1.5% to $1.9 million. We did not issue a catalog during the second quarter of 2008 compared to one catalog issued in the second quarter of 2007.
     Gross profit. Gross profit increased to $12.9 million in the second quarter of 2008 from $9.3 million in the second quarter of 2007, an increase of $3.6 million or 38.8%. As a percentage of sales, gross profit increased to 29.6% in the second quarter of 2008 from 22.1% in the second quarter of 2007 primarily as a result of strong regular price sales across all categories of footwear and reduced markdowns. The increase in gross profit is attributable to an increase of $3.1 million from improved gross margin percentage, an increase of $0.7 million from higher comparable store sales, partially offset by an decrease of $0.3 million from net store closings. Permanent markdown costs decreased to $2.9 million in the second quarter of 2008 from $4.0 million in the second quarter of 2007 .
     Selling expense. Selling expense decreased to $10.2 million in the second quarter of 2008 from $11.2 million in the second quarter of 2007, a decrease of $1.0 million or 9.1%, and decreased as a percentage of sales to 23.4% from 26.7%. This decrease was primarily the result of $0.3 million of lower catalog production and mailing costs, $0.3 million decrease in store payroll expenses, and $0.2 million in lower store depreciation expense, due to a reduction in store count.
     General and administrative expense. General and administrative expense decreased to $4.0 million in the second quarter of 2008 from $4.4 million in the second quarter of 2007, a decrease of $0.4 million or 8.6%, and decreased as a percentage of sales to 9.2% from 10.5%. The decrease was due primarily to a $0.3 million decrease in administrative salaries and benefits compared to the second quarter of 2007.

     Impairment of long-lived assets. Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the second quarter of 2007 we recognized $0.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized no impairment expense in the second quarter of 2008.
     Interest expense. Interest expense increased to $0.7 million in the second quarter of 2008 from $0.4 million in the second quarter of 2007, an increase of $0.3 million. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense. We recognized income tax expense of $0.2 million in the second quarter of 2008 compared to income tax expense of $1.3 million in the second quarter of 2008. The income tax expense for the second quarter of 2007 reflects the establishment of a $4.1 million valuation reserve against net deferred tax assets as a result of accumulated pre-tax losses. The income tax expense in the second quarter of 2008 reflects differences between the alternative minimum tax recognized in the income tax provision and the income tax return filed for fiscal year 2007.
     Net loss. We had a net loss of $2.3 million in the second quarter of 2008 compared to a net loss of $8.7 million in the second quarter of 2007.
Twenty-six Weeks Ended August 2, 2008 Compared to Twenty-six Weeks Ended August 4, 2007
     Net sales. Net sales decreased to $87.1 million for the twenty-six weeks ended August 2, 2008 (first half 2008) from $91.2 million for the twenty-six weeks ended August 4, 2007 (first half 2007), a decrease of $4.1 million or 4.5%. This decrease reflected weak customer response to early spring offerings impacted by unseasonable cool weather and an early Easter holiday offset by strong sandal sales during the summer months. Our comparable store sales for the first half of 2008, including Internet and catalog sales, decreased by 3.1% compared to a 13.6% decrease in comparable store sales in the first half of 2007. Average unit selling prices increased 7.7% and unit sales decreased 11.3% compared to the first half of 2007. Our Internet and catalog sales decreased 6.3% to $4.3 million for the first half of 2008. We issued one catalog during the first half of 2008 compared to three catalogs issued in the first half of 2007.
     Gross profit. Gross profit decreased to $24.1 million in the first half of 2008 from $24.6 million in the first half of 2007, a decrease of $0.5 million or 1.8%. As a percentage of sales, gross profit increased to 27.7% in the first half of 2008 from 26.9% in the first half of 2007. We attribute the decrease in gross profit dollars to the following components: a decrease of $0.5 million due to net store closings, a decrease of $0.6 million from lower comparable store sales, partially offset by our improved margin percentage of $0.7 million. Permanent markdown costs decreased to $5.8 million in the first half of 2008 from $7.0 million in the first half of 2007 as a result of stronger regular price sales across all categories of footwear and lower inventory levels in 2008.
     Selling expense. Selling expense decreased to $20.9 million in the first half of 2008 from $23.1 million in the first half of 2007, a decrease of $2.2 million or 9.5%, and decreased as a percentage of sales to 24.0% from 25.3%. This decrease reflects a $1.0 million reduction in marketing and catalog expense as we published one catalog in the first half of 2008 down from three catalogs in the first half of 2007. Store salaries and commissions decreased $0.8 million and store depreciation expense decreased $0.3 million reflecting our reduced store count.
     General and administrative expense. General and administrative expense decreased to $8.4 million in the first half of 2008 from $9.0 million in the first half of 2007, a decrease of $0.6 million or 6.2% and decreased as a percentage of sales to 9.7% from 9.8%.
     Impairment of long-lived assets. Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the first half of 2007 we recognized $0.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized no impairment expense in the first half of 2008.

     Interest expense. Interest expense increased to $1.5 million in the first half of 2008 from $0.8 million in the first half of 2007, an increase of $0.7 million. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense. We recognized $0.2 million in income tax expense compared to income tax expense of $0.7 million in the first half of 2007. The income tax expense in the first half of 2008 reflects differences between the income tax provision and the income tax return filed for fiscal year 2007. The income tax expense for the first half of 2007 reflects the establishment of a $4.1 million valuation reserve against net deferred tax assets as a result of accumulated pre-tax losses.
     Net loss. We had a net loss of $7.1 million in the first half of 2008 compared to a net loss of $9.7 million in the first half of 2007.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, capital expenditures and principal payments on our debt obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     Our losses in the first half of fiscal year 2008 and fiscal year 2007 have had a significant negative impact on our financial position and liquidity. At August 2, 2008 we had negative working capital of $13.2 million and unused borrowing capacity under our revolving credit facility of $1.7 million and our shareholders’ equity had declined to $18.0 million. During fiscal year 2007, we began addressing our liquidity issues by amending our revolving credit facility to temporarily increase our unused borrowing capacity from April through September 2007, raising $3.6 million in net proceeds from a private placement of $4.0 million of aggregate principal amount of subordinated convertible debentures in June 2007 and terminating a long-term below market operating lease in exchange for receiving a $5.0 million cash payment in December 2007. We do not believe that we have other leases which could be terminated on substantially similar terms. In fiscal year 2008, we obtained $6.7 million in net proceeds from a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As of September 6, 2008, the balance on our revolving credit facility was $14.1 million and unused borrowing capacity was $0.7 million. We have reduced inventory levels below those of the prior year and have modified our business plan to reduce overhead and operating expenses. We also delayed most store expansion and remodeling projects until funding for such expansion can be generated from ongoing operating activities. See “Item 1. – Business – Risk Factors—Our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility” in our Annual Report on Form 10-K.
     Our business plan for the remainder of fiscal year 2008 is based on moderate increases in comparable store sales continuing through the remainder of the year. Our business plan also reflects improved inventory management with a greater emphasis on core lines and on focused promotional activity. We expect this increased focus on inventory should improve overall gross margin performance compared to fiscal year 2007. We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, there is no assurance that the we will meet the sales or margin levels contemplated in the business plan.
     We continue to face considerable liquidity constraints. Comparable store sales for the first five weeks of the third quarter increased 2.2%. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.
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
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	August 4, 2007	February 2, 2008	August 2, 2008
Cash	$192,576	$159,671	$145,075
Inventories	22,920,714	18,061,941	21,559,866
Total current assets	31,606,207	22,282,080	24,143,567
Property and equipment, net	49,245,995	43,810,776	40,165,809
Total assets	82,122,932	67,558,951	65,466,041
Revolving credit facility	16,056,368	11,184,379	10,923,753
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	—	—	5,876,590
Total current liabilities	36,090,374	29,348,090	37,389,328
Total shareholders’ equity	31,788,597	24,040,100	18,006,239
Net working capital	(4,484,167)	(7,066,010)	(13,245,761)
Unused borrowing capacity*	789,734	1,455,865	1,737,378

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $5.1 million in the first half of 2008 compared to cash used in operating activities of $3.3 million in the first half of 2007. Besides our net loss of $7.1 million, the most significant use of cash in operating activities in the first half of 2008 primarily relates to a $3.5 million increase in inventory partially offset by significant noncash expenses ($4.0 million of depreciation, and $0.3 million of stock-based compensation expense). The most significant uses of cash in operating activities in the first half of 2007, relate to a net loss of $9.7 million, $3.5 million increase in prepaid expenses (principally due to the timing of rent payments relative to the end of our fiscal 2007 second quarter) partially offset by a $1.2 million reduction in inventory and significant noncash expenses ($4.3 million of depreciation, $0.8 million of impairment expense, $0.7 million of income tax expense, and $0.3 million of stock-based compensation expense).
     Inventories at August 2, 2008 were $3.5 million, or 19.4% higher than at February 2, 2008 but were $1.4 million, or 5.9%, lower than at August 4, 2007. Although we believe that at August 2, 2008, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities
     Cash used in investing activities was $0.6 million in the first half of 2008 compared to $3.3 million for the first half of 2007. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of September 6, 2008, we have opened two new stores in fiscal year 2008. We currently anticipate that our capital expenditures in fiscal year 2008, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $2.0 million. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $350,000.
Financing activities
     Cash provided by financing activities was $5.8 million in the first half of 2008 compared to $6.4 million for the first half of 2007. The principal sources of cash from financing activities in the first half of 2008 were the net proceeds of approximately $6.7 million received from the entry into the subordinated secured term loan and related issuance of 350,000 shares of common stock. The principal sources of cash in the first half of 2007 were the net proceeds of approximately $3.6 million from the placement of subordinated convertible debentures and net draws of $3.0 million on our revolving line of credit.
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
     We also entered into a registration rights agreement with PEM in respect of the shares issued to PEM. We were required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of our annual report on Form 10-K for fiscal year 2007. We are also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. If we did not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if our common stock ceases to be traded on an eligible market as required, then we must generally pay PEM liquidated damages in an amount equal to 2% of the value of the registrable shares remaining (based on an initial aggregate value of $959,000) for each 30 day period (prorated for partial periods). We are required to use our reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. We are required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. We also have certain other ongoing obligations, including providing PEM specified notices and certain information, indemnifying PEM for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about us.
     On May 9, 2008, we entered into an amendment to the subordinated secured term which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, we issued 50,000 additional shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which we were required to file the registration statement, to May 12, 2008, and increased the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of August 2, 2008, the maximum amount of liquidated damages that we could be required to pay would have been $394,560, which represents 18 potential monthly payments of $21,920. We filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     Revolving Credit Facility
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). with a revolving credit ceiling of $40.0 million with a maturity date of August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 5.0% per annum as of August 2, 2008, 6.0% per annum as of February 2, 2008 and 8.25% annum as of August 4, 2007. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit facility also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the revolving credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

     Our revolving credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the revolving credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of August 2, 2008 and expect to remain in compliance throughout fiscal year 2008 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $10.9 million, $11.2 million and $16.1 million as of August 2, 2008, February 2, 2008, and August 4, 2007, respectively. We had approximately $1.7 million, $1.5 million and $0.8 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of August 2, 2008, February 2, 2008, and August 4, 2007, respectively. During the first half of fiscal years 2008 and 2007, the highest outstanding balances on our revolving credit facility were $13.3 million and $17.5 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     As a result of the issuance of 350,000 shares of common stock in February 2008 in connection with our subordinated secured term loan, the conversion price of the Debentures decreased from $9.00 to $8.64, making the Debentures convertible into 462,962 shares of our common stock. As a result of the issuance of 50,000 shares of common stock in May 2008, the conversion price of the Debentures decreased from $8.64 to $8.59, making the Debentures convertible into 465,656 shares of our common stock.
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

     2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through February 2, 2008, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen and twenty-six weeks ended August 2, 2008.
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
     IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through August 2, 2008, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock.
     Off-Balance Sheet Arrangements
     At August 2, 2008, February 2, 2008, and August 4, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of August 2, 2008:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$13,770,014	$3,993,507	$5,390,174	$4,386,333	$—
Capital lease obligations (2)	17,338	17,338	—	—	—
Operating lease obligations (3)	164,857,799	24,862,423	46,491,291	40,920,813	52,583,272
Purchase obligations (4)	30,682,674	30,277,774	285,233	119,667	—

Total	$209,327,825	$59,151,042	$52,166,698	$45,426,813	$52,583,272

(1)	Includes payment obligations relating to our subordinated convertible debentures and to our subordinated secured term loan. These instruments are classified as current liabilities on our balance sheet.

(2)	Includes payment obligations relating to our point of sale hardware and software leases.

(3)	Includes minimum payment obligations related to our store leases.

(4)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President — Finance, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2008.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 2, 2008 the Company was served with a class action lawsuit filed in the United States District Court for the Central District of California by two former store managers.  The store managers allege that they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They seek an unspecified amount of damages. The store managers filed the lawsuit on behalf of California based store managers.
     The Company will defend the plaintiffs’ anticipated effort to seek class certification. Furthermore, the Company will vigorously defend itself in the underlying lawsuit.  The Company does not believe that this matter will have a material adverse effect on its business or financial condition.  However, the Company cannot give assurance that this lawsuit will not have a material adverse effect on its results of operations in the period in which it is resolved.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the twenty-six weeks ended August 2, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 17, 2008.
(b) At the annual meeting of shareholders of the Company held on June 17, 2008, action was taken with respect to the election of all five directors of the Company: 4,415,299 shares were voted for Peter A. Edison, while authority was withheld with respect to 49,302 shares;; 4,348,363 shares were voted for Andrew N. Baur, while authority was withheld with respect to 116,238 shares; 4,348,363 shares were voted for Timothy F. Finley, while authority was withheld with respect to 116,238 shares; 4,415,399 shares were voted for Harry E. Rich, while authority was withheld with respect to 49,202 shares; and 4,242,063 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 222,538 shares.
(c) Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 4,449,158 shares were voted in favor, 15,443 shares were voted against, no shares abstained and there were no broker non-votes. None
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: September 10, 2008

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer) Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Charles R. Daniel, III
Charles R. Daniel, III
Vice President - Finance, Controller, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.2	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.3	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.4	Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.5	Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.6	Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.7	Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated February 1, 2008 (File No. 000-50563)).

4.8	Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended May 3, 2008 filed on June 17, 2008 (File No. 000-50563)).

4.9	Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 8, 2008 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 8 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Principal Financial Officer).