Form 10-Q
period 2008-11-01
BAKERS FOOTWEAR GROUP INC
filed 2008-12-09
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2008

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
Common Stock, par value $0.0001 per share, 7,055,856 shares issued and outstanding as of December 6, 2008.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	November 3,	February 2,	November 1,
	2007	2008	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,518	$159,671	$141,559
Accounts receivable	1,307,162	1,192,674	1,350,892
Other receivables	249,923	182,999	62,127
Inventories	21,634,947	18,061,941	27,183,590
Prepaid expenses and other current assets	1,033,448	697,174	1,165,208
Prepaid income taxes	2,160,169	1,987,621	70,406

Total current assets	26,633,167	22,282,080	29,973,782

Property and equipment, net	45,386,007	43,810,776	35,655,340
Other assets	1,191,508	1,466,095	1,044,079

Total assets	$73,210,682	$67,558,951	$66,673,201

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,288,561	$7,082,214	$7,329,296
Accrued expenses	9,138,948	9,162,561	8,216,855
Subordinated secured term loan	—	—	5,346,265
Subordinated convertible debentures	—	—	4,000,000
Sales tax payable	571,274	498,510	631,102
Deferred income	1,203,143	1,362,563	1,152,912
Revolving credit facility	21,186,579	11,184,379	20,249,110
Current maturities of capital lease obligations	94,149	57,863	—

Total current liabilities	42,482,654	29,348,090	46,925,540

Subordinated convertible debentures	4,000,000	4,000,000	—
Accrued rent liabilities	10,213,248	10,170,761	9,930,547

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,655,856 shares outstanding at November 3, 2007, 6,655,856 shares outstanding at February 2, 2008 and 7,055,856 shares outstanding at November 1, 2008	665	665	705
Additional paid-in capital	36,923,876	37,101,923	38,357,799
Accumulated deficit	(20,409,761)	(13,062,488)	(28,541,390)

Total shareholders’ equity	16,514,780	24,040,100	9,817,114

Total liabilities and shareholders’ equity	$73,210,682	$67,558,951	$66,673,201

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008
Net sales	$40,293,957	$41,075,064	$131,534,432	$128,180,666
Cost of merchandise sold, occupancy, and buying expenses	36,784,976	32,078,177	103,461,316	95,054,641

Gross profit	3,508,981	8,996,887	28,073,116	33,126,025
Operating expenses:
Selling	11,228,162	9,931,164	34,333,266	30,838,296
General and administrative	4,753,149	4,015,896	13,703,711	12,410,864
Loss on disposal of property and equipment	18,205	67,261	62,957	320,861
Impairment of long-lived assets	2,375,497	2,609,588	3,131,169	2,609,588

Operating loss	(14,866,032)	(7,627,022)	(23,157,987)	(13,053,584)

Other income (expense):
Interest expense	(499,430)	(767,664)	(1,263,848)	(2,297,446)
Other, net	70,880	51,562	108,664	94,626

Loss before income taxes	(15,294,582)	(8,343,124)	(24,313,171)	(15,256,404)

Provision for income taxes	—	—	691,367	222,498

Net loss	$(15,294,582)	$(8,343,124)	$(25,004,538)	$(15,478,902)

Basic loss per share	$(2.35)	$(1.18)	$(3.85)	$(2.20)

Diluted loss per share	$(2.35)	$(1.18)	$(3.85)	$(2.20)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at February 2, 2008	6,655,856	$665	$37,101,923	$(13,062,488)	$24,040,100

Stock-based compensation expense	—	—	455,916	—	455,916

Issuance of common stock	400,000	40	799,960	—	800,000

Net loss	—	—	—	(15,478,902)	(15,478,902)

Balance at November 1, 2008	7,055,856	$705	$38,357,799	$(28,541,390)	$9,817,114

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 3, 2007	November 1, 2008
Operating activities
Net loss	$(25,004,538)	$(15,478,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,483,620	5,973,696
Deferred income taxes	2,387,809	—
Accretion of debt discount	—	508,765
Stock-based compensation expense	351,524	455,916
Loss on disposal of property and equipment	62,957	320,861
Impairment of long-lived assets	3,131,169	2,609,588
Changes in operating assets and liabilities:
Accounts receivable	936,019	(37,346)
Inventories	2,467,059	(9,121,649)
Prepaid expenses and other current assets	(319,638)	(468,034)
Prepaid income taxes	(1,030,532)	1,917,215
Other assets	76,617	637,231
Accounts payable	2,153,919	247,082
Accrued expenses and deferred income	(181,412)	(1,022,765)
Accrued rent liabilities	797,631	(240,214)

Net cash used in operating activities	(7,687,796)	(13,698,556)

Investing activities
Purchase of property and equipment	(4,005,286)	(714,364)
Proceeds from sale of property and equipment	19,803	982

Net cash used in investing activities	(3,985,483)	(713,382)

Financing activities
Net advances under revolving credit facility	8,087,275	9,064,731
Proceeds from issuance of convertible debentures	4,000,000	—
Debt issuance costs	(421,248)	—
Proceeds from exercise of stock option	938	—
Proceeds from exercise of restricted stock	7	—
Proceeds from issuance of subordinated secured term loan and common stock	—	7,025,000
Costs of issuing subordinated term loan and common stock	—	(325,542)
Principal payments on subordinated secured term loan	—	(1,312,500)
Principal payments under capital lease obligations	(153,521)	(57,863)

Net cash provided by financing activities	11,513,451	14,393,826

Net decrease in cash and cash equivalents	(159,828)	(18,112)
Cash and cash equivalents at beginning of period	407,346	159,671

Cash and cash equivalents at end of period	$247,518	$141,559

Supplemental disclosures of cash flow information
Cash paid for income taxes	$73,761	$—

Cash paid for interest	$1,055,772	$2,207,314

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
     The Company’s losses in the thirty-nine weeks of fiscal year 2008 and in fiscal year 2007 have had a significant negative impact on the Company’s financial position and liquidity. As of November 1, 2008, the Company had negative working capital of $17.0 million, unused borrowing capacity under its revolving credit facility of $1.4 million, and shareholders’ equity had declined to $9.8 million. During fiscal year 2007, the Company began addressing its liquidity issues by amending its revolving credit facility to provide for additional availability from April through September 2007, raising $3.6 million in net proceeds from issuing $4.0 million of subordinated convertible debentures in June 2007, and terminating a long-term below market lease in exchange for receiving a $5.0 million cash payment in December 2007. The Company does not believe that any of its other leases could be terminated on substantially similar terms. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock. As of December 6, 2008, the balance on the revolving credit facility was $19.3 million and unused borrowing capacity was $1.6 million.
     The Company’s business plan for the fourth quarter of fiscal year 2008 reflects a strong recovery in comparable store sales, improved gross margins, and expense reductions compared to the fourth quarter of fiscal year 2007. The plan also reflects continued emphasis on core inventory lines and focused promotional activity. The Company has adjusted its business plan in light of year-to-date sales and its current liquidity position and has taken actions considered necessary to maintain adequate liquidity and meet the financial covenants under debt agreements. However, there is no assurance that the Company will meet the sales or margin levels contemplated in the business plan.
     The Company continues to face considerable liquidity constraints. Comparable store sales for the first five weeks of the fourth quarter increased 2.2% and the business plan contemplates double-digit increases in comparable store sales for the remainder of fiscal year 2008. Although the Company believes its business plan is achievable, should the Company fail to achieve the sales or gross margin levels it anticipates, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
     The Company’s $7.5 million three-year subordinated secured term loan includes certain financial covenants which require it to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). The Company met all financial covenants as of the end of the third quarter of fiscal year 2008. The minimum adjusted EBITDA covenant for the first quarter of fiscal year 2008 was reduced as part of the amendment made on May 9, 2008 in order to maintain compliance at May 3, 2008.

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
3. Impairment of Long-Lived assets
     At least annually, management determines on a store-by-store basis whether any long-lived assets have been impaired based on the criteria established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on these criteria, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company determines the fair value of these assets using the present value of the estimated future cash flows over the remaining store lease period. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company recorded $2,609,588 and $3,131,169, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at certain underperforming stores.
4. Issuance of Debt and Common Stock
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
     On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of November 1, 2008, the maximum amount of liquidated damages that the Company could be required to pay would have been $328,560, which represents 15 potential monthly payments of $21,920. The Company filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
5. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank with a maximum line of credit of $40,000,000 subject to the calculated borrowing base as defined in the agreement, and a maturity of August 31, 2010. The agreement is secured by substantially all assets of the Company. Interest is payable monthly at either the bank’s base rate (4.0% per annum at November 1, 2008) or, at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 1.75% to 2.25% on a designated portion of the outstanding balance for a specified period of time. An unused line fee of 0.25% per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $1,441,896, $1,456,000, and $1,392,559 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of November 3, 2007, February 2, 2008, and November 1, 2008, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of December 6, 2008, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2008 based on the expected execution of its business plan, as discussed in Note 2.
6. Subordinated Convertible Debentures
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
     The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the shares described in Note 4, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59.
7. Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Subsequently the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.
     At May 5, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of November 1, 2008, the Company increased the valuation allowance to $13,031,806. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     During the second quarter of fiscal year 2008, the Company received federal income tax refunds of $1.6 million from the carryback of net operating losses. The Company recognized $0.2 million of income tax expense during the second quarter of fiscal year 2008 related to differences between the alternative minimum tax recognized in the income tax provision and the federal income tax return filed for fiscal year 2007. The balance of prepaid income taxes at November 1, 2008, consists of refunds of state estimated income tax payments made for fiscal year 2006 that were claimed on the Company’s state income tax returns for the year ended February 3, 2007. As of November 1, 2008, the Company has approximately $17.8 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

     Significant components of the provision for income tax expense for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and November 1, 2008 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008
Current:
Federal	$(3,771,429)	$(1,288,047)	$(5,602,998)	$(2,671,151)
State and local	(828,160)	(311,853)	(693,033)	(653,854)

Total current	(4,599,589)	(1,599,900)	(6,296,031)	(3,325,005)

Deferred:
Federal	(1,075,041)	(1,354,271)	(2,092,623)	(1,932,449)
State and local	(195,462)	(246,231)	(932,358)	(365,465)

Total deferred	(1,270,503)	(1,600,502)	(3,024,981)	(2,297,914)

Valuation allowance	5,870,092	3,200,402	10,012,379	5,845,417

Total income tax expense	$—	$—	$691,367	$222,498

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and November 1, 2008 are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008
Federal income tax at statutory rate	$(5,353,104)	$(2,920,093)	$(8,509,610)	$(5,339,741)
Impact of federal alternative minimum tax	—	—	—	222,498
Impact of graduated Federal rates	152,946	83,431	243,132	152,564
State and local taxes, net of federal income taxes	(676,339)	(368,944)	(1,075,170)	(674,671)
Permanent differences	6,405	5,204	20,636	16,431
Valuation allowance	5,870,092	3,200,402	10,012,379	5,845,417

Total income tax expense	$—	$—	$691,367	$222,498

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	November 3, 2007	February 2, 2008	November 1, 2008
Deferred tax assets:
Net operating loss carryforward	$5,743,647	$3,048,240	$6,947,140
Vacation accrual	425,861	392,994	382,854
Inventory	1,690,716	1,379,621	1,821,079
Stock-based compensation	580,935	650,373	828,181
Accrued rent	3,983,167	4,049,924	3,897,741

Total deferred tax assets	12,424,326	9,521,152	13,876,995

Deferred tax liabilities:
Prepaid expenses	173,620	184,606	147,665
Property and equipment	2,238,327	2,150,157	697,524

Total deferred tax liabilities	2,411,947	2,334,763	845,189

Valuation allowance	(10,012,379)	(7,186,389)	(13,031,806)

Net deferred tax assets	$—	$—	$—

8. Stock-Based Compensation
     During the thirty-nine weeks ended November 1, 2008, the Company issued 216,500 nonqualified stock options with an exercise price of $1.95 and 94,000 nonqualified stock options with an exercise price of $1.43. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended November 3, 2007 and November 1, 2008, are as follows:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 3, 2007	November 1, 2008
Options granted	272,613	310,500
Weighted-average fair value of options granted	3.59	$0.86
Assumptions
Dividends	0%	0%
Risk-free interest rate	4.25% – 4.5%	2.8 – 3.7%
Expected volatility	43% – 46%	46%
Expected option life	5 — 6 years	6 years
9. Earnings (Loss) Per Share
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008
Numerator:
Net loss	$(15,294,582)	$(8,343,124)	$(25,004,538)	$(15,478,902)

Numerator for loss per share	(15,294,582)	(8,343,124)	(25,004,538)	(15,478,902)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(15,294,582)	$(8,343,124)	$(25,004,538)	$(15,478,902)

Denominator:	—	—	—	—
Denominator for basic earnings (loss) per share — weighted average shares	6,498,190	7,055,856	6,494,753	7,035,526
Effect of dilutive securities
Stock options	—	—	—	—
Stock purchase warrants	—	—	—	—
Convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,498,190	7,055,856	6,494,753	7,035,526

The diluted earnings per share calculation for the thirteen weeks ended November 1, 2008 excludes 4,695 incremental shares related to outstanding stock options and 465,656 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended November 1, 2008 excludes 4,694 incremental shares related to outstanding stock options and 464,709 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended November 3, 2007 excludes 93,413 incremental shares related to outstanding stock options and 444,441 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended November 3, 2007 excludes 81,211 incremental shares related to outstanding stock options and 211,639 incremental shares underlying convertible debentures because they are antidilutive.

10. Fair Value Measurements
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
11. Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (FASB) issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1 and has not yet determined the impact on its financial statements.
     In June 2008, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) and establishes a two-step process for making such determination. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-5 and has not yet determined the impact on its financial statements.
12. Contingencies
     The Company was served with a lawsuit filed in federal court in the state of California by two former store managers. They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act. They filed the case as a class action on behalf of California based store managers. The Company will defend the plaintiffs’ anticipated effort to seek class certification and will vigorously defend itself in this lawsuit. Action in this matter has been stayed pending mediation. At this time, the Company does not believe this matter will have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that this matter will not have a material adverse effect on its results of operations for the period in which it is resolved.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of November 1, 2008, we operated 241 stores, including 218 Bakers stores and 23 Wild Pair stores located in 38 states.
     During the first thirty-nine weeks of 2008, our net sales decreased 2.5% compared to the first thirty-nine weeks of 2007, reflecting a soft first quarter offset by improved second and third quarters that benefited from strong sandal sales during the summer and strong dress and boot sales in the fall. Comparable store sales in the first thirty-nine weeks of 2008 decreased 0.8%, compared to a decrease of 14.6% in the first thirty-nine weeks of last year. Gross profit percentage increased to 25.8% of sales in the first thirty-nine weeks of 2008 compared to 21.3% in the first thirty-nine weeks of 2007 due to improved sales trends and reduced markdowns. Our selling expenses decreased 10.2% and our general and administrative expenses decreased 9.4%. Our net loss of $15.5 million for the first thirty-nine weeks of 2008 compares to a net loss of $25.0 million in the first thirty-nine weeks of 2007. Comparable store sales for the first five weeks of the fourth quarter of 2008 have increased 2.2%.
     We opened two new stores and closed ten stores during the first thirty-nine weeks of 2008. We have no store openings planned for the fourth quarter and currently expect to close an additional two to four stores by year end.
     We continue to face considerable liquidity constraints. As of November 1, 2008, we had negative working capital of $17.0 million and unused borrowing capacity under our revolving credit facility of $1.4 million, and our shareholders’ equity had declined to $9.8 million. As of December 6, 2008, the balance on our revolving line of credit was $19.3 million and our unused borrowing capacity was $1.6 million. During the first quarter of 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May, 9, 2008, we amended our subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of 2008 and to defer principal payments until September 1, 2008 for which we issued an additional 50,000 shares of common stock as consideration for the amendment.
     Our business plan for the fourth quarter of fiscal year 2008 reflects a strong recovery in comparable store sales, improved gross margins, and expense reductions compared to the fourth quarter of fiscal year 2007. The business plan contemplates double-digit increases in comparable store sales for the remainder of fiscal year 2008. We have adjusted our business plan in light of year-to-date sales and our current liquidity position and have taken actions we consider necessary to maintain adequate liquidity and meet the financial covenants under our debt agreements. Although we believe our business plan is achievable, in light of past sales results and the current state of the economy, there is a reasonable possibility that we may not be able to comply with the quarterly minimum adjusted EBITDA covenants. As a result, our long-term debt obligations are classified as current liabilities. If we are unable to comply with our financial covenants or otherwise maintain adequate liquidity it could be necessary for us to obtain one or more amendments or waivers from our lenders, obtain additional sources of liquidity, or make further cost cuts to fund operations. However, there is no assurance that we could accomplish these steps. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
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
Merchandise inventories
     Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses after an agreement with the vendor is executed and when the related inventory is sold. We physically count all merchandise inventory on hand twice annually, generally during the months of January and July, and adjust the recorded balance to reflect the results of the physical counts. We record estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of merchandise sold, occupancy, and buying costs. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In estimating the lower of cost or market value of our inventory, we consider current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The process of determining our expected adjustments to retail prices requires significant judgment by management. The ultimate amount realized from the sale of inventories could differ materially from our estimates. If market conditions are less favorable than those projected, additional inventory markdowns may be required.
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
     During the thirty-nine weeks ended November 1, 2008, we recorded $2.6 million, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at specifically identified underperforming stores. We recognized impairment expense of $3.1 million during the thirty-nine weeks ended November 3, 2007.
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
     At February 3, 2007 and May 5, 2007, we had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. Our loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded our loss carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Based on this factor and after evaluating other available evidence, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities. As of November 1, 2008, the valuation allowance is $13.0 million.
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
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), as of February 4, 2007, the beginning of fiscal year 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no effect on our financial statements for the thirteen weeks ended May 5, 2007. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of November 1, 2008, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	91.3	78.1	78.7	74.2

Gross profit	8.7	21.9	21.3	25.8
Selling expense	27.9	24.2	26.1	24.1
General and administrative expense	11.8	9.8	10.4	9.7
Loss on disposal of property and equipment	—	0.2	—	0.2
Impairment of long-lived assets	5.9	6.3	2.4	2.0

Operating loss	(36.9)	(18.6)	(17.6)	(10.2)
Other income, net	0.1	0.1	0.1	0.1
Interest expense	(1.2)	(1.8)	(1.0)	(1.8)

Loss before income taxes	(38.0)	(20.3)	(18.5)	(11.9)
Provision for income taxes	—	—	0.5	0.2

Net loss	(38.0)%	(20.3)%	(19.0)%	(12.1)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008
Number of stores at beginning of period	257	243	257	249
Stores opened during period	0	1	6	2
Stores closed during period	0	(3)	(6)	(10)

Number of stores at end of period	257	241	257	241

Thirteen Weeks Ended November 1, 2008 Compared to Thirteen Weeks Ended November 3, 2007
     Net sales. Net sales increased to $41.1 million for the thirteen weeks ended November 1, 2008 (third quarter 2008) from $40.3 million for the thirteen weeks ended November 3, 2007 (third quarter 2007), an increase of $0.8 million or 1.9%. This increase reflected solid trends across all key categories, particularly in boots and dress shoes. Our comparable store sales for the third quarter of 2008, including Internet and catalog sales, increased by 4.5% compared to a 16.6% decrease in comparable store sales in the third quarter of 2007. Average unit selling prices increased 22.0% while unit sales decreased 16.4% compared to the third quarter of 2007. Our Internet and catalog sales increased 1.8% to $2.1 million.
     Gross profit. Gross profit increased to $9.0 million in the third quarter of 2008 from $3.5 million in the third quarter of 2007, an increase of $5.5 million or 156.4%. Gross margin in the third quarter of 2007 was significantly negatively impacted by pricing actions we took in response to the poor sales performance of our product lines throughout fiscal year 2007. In September 2007, we aggressively reviewed our existing inventory and took pricing actions that we believe were required to provide the freshness in product that our customers desire. As a percentage of sales, gross profit increased to 21.9% in the third quarter of 2008 from 8.7% in the third quarter of 2007 primarily as a result of strong regular price sales across all categories of footwear and reduced markdowns. The increase in gross profit is attributable to an increase of $5.3 million from improved gross margin percentage, an increase of $0.4 million from higher comparable store sales, partially offset by a decrease of $0.2 million from net store closings. Permanent markdown costs decreased to $3.8 million in the third quarter of 2008 from $7.8 million in the third quarter of 2007 .
     Selling expense. Selling expense decreased to $9.9 million in the third quarter of 2008 from $11.2 million in the third quarter of 2007, a decrease of $1.3 million or 11.6%, and decreased as a percentage of sales to 24.2% from 27.9%. This decrease was primarily the result of $0.7 million of lower direct marketing expenses, $0.3 million decrease in store payroll expenses, and $0.3 million in lower store depreciation expense, due to a reduction in store count.

     General and administrative expense. General and administrative expense decreased to $4.0 million in the third quarter of 2008 from $4.8 million in the third quarter of 2007, a decrease of $0.8 million or 15.5%, and decreased as a percentage of sales to 9.8% from 11.8%. Decreases in general and administrative expenses were spread broadly among categories. The decrease was primarily the result of $0.1 million of lower payroll costs, $0.1 million of lower corporate insurance costs, $0.2 million of lower professional fees and $0.1 million of lower depreciation.
     Impairment of long-lived assets. Based on the criteria in SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the third quarter of 2008 we recognized $2.6 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores compared to $2.4 million in the third quarter of 2007.
     Interest expense. Interest expense increased to $0.8 million in the third quarter of 2008 from $0.5 million in the third quarter of 2007, an increase of $0.3 million. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in our borrowings under our revolving credit facility compared to the prior year.
     Income tax expense. We did not recognize an income tax benefit for the third quarter of 2008 and 2007 as a result of our deferred income tax asset valuation allowance.
     Net loss. We had a net loss of $8.3 million in the third quarter of 2008 compared to a net loss of $15.3 million in the third quarter of 2007.
Thirty-nine Weeks Ended November 1, 2008 Compared to Thirty-nine Weeks Ended November 3, 2007
     Net sales. Net sales decreased to $128.2 million for the thirty-nine weeks ended November 1, 2008 from $131.5 million for the thirty-nine weeks ended November 3, 2007, a decrease of $3.3 million or 2.5%. This decrease reflected weak customer response to early spring offerings offset by strong sandal sales during the summer months and favorable sales trends across all key categories, particularly in boots and dress shoes during the fall. Our comparable store sales for the first thirty-nine weeks of 2008, including Internet and catalog sales, decreased by 0.8% compared to a 14.6% decrease in comparable store sales in the first thirty-nine weeks of 2007. Average unit selling prices increased 8.8% and unit sales decreased 28.5% compared to the first thirty-nine weeks of 2007. Our Internet and catalog sales decreased 3.8% to $6.5 million for the first three quarters of 2008.
     Gross profit. Gross profit increased to $33.1 million in 2008 from $28.1 million in 2007, an increase of $5.0 million or 18.0%. As a percentage of sales, gross profit increased to 25.8% in 2008 from 21.3% in 2007. The increase in gross profit is attributable to an increase of $5.8 million from improved gross margin percentage partially offset by a decrease of $0.5 million from net store closings and a decrease of $0.2 million from lower comparable store sales. Permanent markdown costs decreased to $9.6 million in the first thirty-nine weeks of 2008 from $14.8 million in the first thirty-nine weeks of 2007 as a result of stronger regular price sales across all categories of footwear and the impact of the significant pricing actions taken at the end of the third quarter of 2007.
     Selling expense. Selling expense decreased to $30.8 million in 2008 from $34.3 million in 2007, a decrease of $3.5 million or 10.2%, and decreased as a percentage of sales to 24.1% from 26.1%. This decrease primarily reflects a $1.5 million reduction in direct marketing expense, $1.0 million decrease in store payroll expenses and $0.4 million lower store depreciation expense reflecting our reduced store count.
     General and administrative expense. General and administrative expense decreased to $12.4 million in 2008 from $13.7 million in 2007, a decrease of $1.3 million or 9.4% and decreased as a percentage of sales to 9.7% from 10.4%. The decrease was primarily the result of $0.7 million of lower salary and benefits cost, $0.2 million of lower corporate insurance costs, $0.2 million of lower bank fees and $0.1 million of lower depreciation.
     Impairment of long-lived assets. During the first three quarters of 2008, we recognized $2.6 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized $3.1 million of impairment expense in the first three quarters of 2007.
     Interest expense. Interest expense increased to $2.3 million in 2008 from $1.3 million in 2007, an increase of $1.0 million. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in our borrowings under our revolving credit facility compared to the prior year.

     Income tax expense. We recognized $0.2 million in income tax expense compared to income tax expense of $0.7 million in the first three quarters of 2007. The income tax expense in the first three quarters of 2008 reflects differences between the alternative minimum tax recognized in the income tax provision and the income tax return filed for fiscal year 2007. The income tax expense for the first three quarters of 2007 reflects the establishment of a full valuation allowance against the net deferred tax assets.
     Net loss. We had a net loss of $15.5 million in the first three quarters of 2008 compared to a net loss of $25.0 million in the first three quarters of 2007.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, principal and interest payments on our debt obligations and capital expenditures. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     Our losses in the first three quarters of fiscal year 2008 and fiscal year 2007 have had a significant negative impact on our financial position and liquidity. At November 1, 2008 we had negative working capital of $17.0 million and unused borrowing capacity under our revolving credit facility of $1.4 million and our shareholders’ equity had declined to $9.8 million. During fiscal year 2007, we began addressing our liquidity issues by amending our revolving credit facility to temporarily increase our unused borrowing capacity from April through September 2007, raising $3.6 million in net proceeds from a private placement of $4.0 million of aggregate principal amount of subordinated convertible debentures in June 2007 and terminating a long-term below market operating lease in exchange for receiving a $5.0 million cash payment in December 2007. We do not believe that we have other leases which could be terminated on substantially similar terms. In fiscal year 2008, we obtained $6.7 million in net proceeds from a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 and to defer principal payments until September 1, 2008. As of December 6, 2008, the balance on our revolving credit facility was $19.3 million and unused borrowing capacity was $1.6 million.
     Our business plan for the fourth quarter of fiscal year 2008 reflects a strong recovery in comparable store sales, improved gross margins, and expense reductions compared to the fourth quarter of fiscal year 2007. The business plan contemplates double-digit increases in comparable store sales for the remainder of fiscal year 2008. The plan reflects continued emphasis on core inventory lines and focused promotional activity. We have limited our planned capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. However, there is no assurance that the we will meet the sales or margin levels contemplated in the business plan.
     We continue to face considerable liquidity constraints. Comparable store sales for the first five weeks of the fourth quarter increased 2.2%. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our sales trends do not improve, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.
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
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	November 3, 2007	February 2, 2008	November 1, 2008
Cash	$247,518	$159,671	$141,559
Inventories	21,634,947	18,061,941	27,183,590
Total current assets	26,633,167	22,282,080	29,973,782
Property and equipment, net	45,386,007	43,810,776	35,655,340
Total assets	73,210,682	67,558,951	66,673,201
Revolving credit facility	21,186,579	11,184,379	20,249,110
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	—	—	5,346,265
Total current liabilities	42,482,654	29,348,090	46,925,540
Total shareholders’ equity	16,514,780	24,040,100	9,817,114
Net working capital	(15,849,487)	(7,066,010)	(16,951,758)
Unused borrowing capacity*	1,441,896	1,455,865	1,392,559

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $13.7 million in the first three quarters of 2008 compared to cash used in operating activities of $7.7 million in the first three quarters of 2007. In addition to our net loss of $15.5 million, the most significant use of cash in operating activities in the first three quarters of 2008 primarily relates to a $9.1 million increase in inventory partially offset by significant noncash expenses ($6.0 million of depreciation, $2.6 million of impairment expense, $0.5 million of stock-based compensation expense and $0.5 million of accretion of debt discount). The net loss of $25.0 million in the first three quarters of 2007 was significantly offset by noncash items such as $6.5 million in depreciation expense, $3.1 million of impairment expense, and $0.4 million of stock-based compensation expense, reductions in inventory of $2.5 million and in accounts receivable of $0.9 million, and increases in accounts payable of $2.2 million and in accrued rent of $0.8 million.
     Inventories at November 1, 2008 increased $5.5 million, or 25.6%, over inventories at November 3, 2007, and increased $9.1 million, or 50.5% over inventories at February 2, 2008. The increased inventory levels reflect the significantly higher expectations for sales in the fourth quarter of 2008 compared to the fourth quarter of 2007. We anticipate inventory levels at the end of fiscal year 2008 to more closely approximate levels at the beginning of the fiscal year. Although we believe that at November 1, 2008, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.7 million in the first three quarters of 2008 compared to $4.0 million for the first three quarters of 2007. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We limited our capital expenditures for fiscal year 2008 to opening two new stores and remodeling two stores. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. We currently anticipate that our capital expenditures in fiscal year 2008, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.5 million. Capital expenditures for a new store typically range from $300,000 to over $500,000. We generally receive landlord allowances in connection with new stores ranging from $25,000 to $100,000. The average cash investment in inventory for a new store generally ranges from $45,000 to $75,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as marketing, salaries, supplies, rent and utilities are expensed as incurred. Remodeling the average existing store into the new format typically costs approximately $350,000.
Financing activities
     Cash provided by financing activities was $14.4 million in the first three quarters of 2008 compared to $11.5 million for the first three quarters of 2007. The principal sources of cash from financing activities in the first three quarters of 2008 were the net proceeds of approximately $6.7 million received from the entry into the subordinated secured term loan and related issuance of 350,000 shares of common stock and net draws of $9.1 million on our revolving line of credit. The principal sources of cash in the first three quarters of 2007 were the net proceeds of approximately $3.6 million from the placement of subordinated convertible debentures and net draws of $8.1 million on our revolving line of credit.
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
     On May 9, 2008, we entered into an amendment to the subordinated secured term which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, we issued 50,000 additional shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which we were required to file the registration statement, to May 12, 2008, and increased the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of November 1, 2008, the maximum amount of liquidated damages that we could be required to pay would have been $328,800, which represents 15 potential monthly payments of $21,920. We filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
     Revolving Credit Facility
     We have a secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). with a revolving credit ceiling of $40.0 million with a maturity date of August 31, 2010. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement), which was 4.0% per annum as of November 1, 2008, 6.0% per annum as of February 2, 2008 and 7.50% annum as of November 3, 2007. Following the occurrence of any event of default, the interest rate may be increased by an additional two percentage points. The revolving credit facility also allows us to apply an interest rate based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus a margin rate of 1.75% to 2.25% per annum to a designated portion of the outstanding balance as set forth in the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling. The agreement is secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. In addition, an unused line fee of 0.25% per annum is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. If contingencies related to early termination of the revolving credit facility were to occur, or if we were to request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.
     Our revolving credit facility includes financial and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the revolving credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock and restricting certain acquisitions. In the event that we were to violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as the result of certain sales of common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of November 1, 2008 and expect to remain in compliance throughout fiscal year 2008 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $20.2 million, $11.2 million and $21.2 million as of November 1, 2008, February 2, 2008, and November 3, 2007, respectively. We had approximately $1.4 million, $1.5 million and $1.4 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of November 1, 2008, February 2, 2008, and November 3, 2007, respectively. During the first three quarters of fiscal years 2008 and 2007, the highest outstanding balances on our revolving credit facility were $20.6 million and $21.2 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through February 2, 2008, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen and thirty-nine weeks ended November 1, 2008.
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
     IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant for the warrants. The warrant holders may exercise the warrants as to all or any lesser number of the underlying shares of common stock at any time during the four-year period commencing on February 10, 2005. Through November 1, 2008, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock.
     Off-Balance Sheet Arrangements
     At November 1, 2008, February 2, 2008, and November 3, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of November 1, 2008:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$13,770,014	$3,993,507	$5,390,174	$4,386,333	$—
Operating lease obligations (2)	157,925,823	24,455,917	45,864,338	39,807,492	47,798,076
Purchase obligations (3)	34,059,775	33,737,659	262,283	59,833	—

Total	$205,755,612	$62,187,083	$51,516,795	$44,253,658	$47,798,076

(1)	Includes payment obligations relating to our subordinated convertible debentures and to our subordinated secured term loan. These instruments are classified as current liabilities on our balance sheet.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 and have not yet determined the impact on its financial statements.
In June 2008, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) and establishes a two-step process for making such determination. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-5 and have not yet determined the impact on its financial statements.
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

     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President — Finance, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2008.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 2, 2008 the Company was served with a class action lawsuit filed in the United States District Court for the Central District of California by two former store managers. The store managers allege that they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act. They seek an unspecified amount of damages. The store managers filed the lawsuit on behalf of California based store managers. Action in this matter has been stayed pending mediation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirty-nine weeks ended November 1, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 9, 2008

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Bakers Footwear Group, Inc. (On behalf of the Registrant)
By:	/s/ Charles R. Daniel, III
Charles R. Daniel, III
Vice President — Finance, Controller, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

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

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Principal Financial Officer).