Form 10-K
period 2009-01-31
BAKERS FOOTWEAR GROUP INC
filed 2009-04-24
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50563

Bakers Footwear Group, Inc.
(Exact name of Registrant as Specified in Its Charter)

Missouri	43-0577980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2815 Scott Avenue, St. Louis, Missouri	63103 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $2.10 for the shares on the Nasdaq Global Market) was approximately $4,589,000, as of August 2, 2008. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 11, 2009 there were 7,382,856 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2008 fiscal year (the “2009 Proxy Statement”) are incorporated by reference in Part III.

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

As of January 31, 2009, we operated a total of 239 stores, including 21 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 11, 2009, we operated 240 stores, including 21 Wild Pair stores.

Our fiscal year is the standard retail calendar, which closes on the Saturday closest to January 31. In March 2005, we changed our fiscal year to this calendar from our prior fiscal calendar, which ended four weeks earlier. In this Annual Report on Form 10-K, we refer to the fiscal years ended January 1, 2005, January 28, 2006, February 3, 2007, February 2, 2008, and January 31, 2009 as “fiscal year 2004,” “fiscal year 2005,” “fiscal year 2006,” “fiscal year 2007,” and “fiscal year 2008” respectively. We refer to the transition period from January 2, 2005 through January 29, 2005 as the “transition period.” For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Recent Developments

We incurred a net loss of $15.0 million in fiscal year 2008 but made significant progress in refocusing our inventory lines and maintaining cost control. Since June 2008, we have achieved positive comparable store sales each month through March 2009. For fiscal year 2008 we increased gross margin by 200 basis points and reduced selling, general and administrative expenses by 220 basis points as a percentage of sales despite being negatively impacted by the sharp economic slowdown during the year, especially as it dramatically impacted customer demand and competitive pricing pressures beginning in mid-December and continuing through year end. As a consequence, our fourth quarter net sales and gross profit were each over $3 million below what we had anticipated at the end of the third quarter. We took aggressive promotional actions to maintain control of inventory levels at year end, which resulted in disappointing fourth quarter results, but placed us in a good inventory position to start the first quarter of fiscal year 2009.

Our losses in fiscal years 2008 and 2007 had a significant negative impact on our financial position and liquidity. As of January 31, 2009, we had negative working capital of $14.8 million, unused borrowing capacity under our revolving credit facility of $0.7 million, and our shareholders’ equity had declined to $10.4 million. In fiscal year 2008, to address our liquidity issues, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 in order to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.

On April 9, 2009, subsequent to year end, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment increased our interest rate from the bank’s prime rate to prime plus 2.5%, increased our unused line fee from 0.25% to 0.5%, reduced the facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees. As of April 11, 2009, the balance on our revolving line of credit was $14.8 million and our unused borrowing capacity was $2.3 million.

Our business plan for fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales which began in the second quarter of fiscal year 2008 through the remainder of the year. Fiscal year 2009 comparable store sales through April 11, 2009 are up 7.5% consistent with our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2009. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve our overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses which are expected to continue to benefit from cost reductions initiated in 2007. We are also working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage our availability. Our business plan for fiscal year 2009 reflects a significant improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations” herein.

Our subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for the remainder of the year and our other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. Furthermore, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “Item 1. Business — Risk Factors — The terms of our subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility” herein.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and our potential inability to comply with financial covenants. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2008 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004, we raised $15.5 million in connection with our initial public offering, reclassified our capital structure, converted outstanding subordinated convertible debentures into shares of common stock and terminated our repurchase obligations relating to our pre-IPO shares. We used the net proceeds to repay certain outstanding obligations and open new stores and remodel existing stores. In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase a total of up to 375,000 shares of common stock. In June 2007 we completed a private placement of $4.0 million in aggregate principal amount of subordinated convertible debentures. In February 2008, we obtained net proceeds of approximately $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of our common stock. For additional information regarding these transactions, please see “Item 1. Business — Risk Factors — We may be subject to liability under our registration statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

Improving Comparable Store Sales

We strive to improve our comparable stores sales by focusing on our micro-merchandising strategy and narrowing our shoe offerings, while focusing on better selling styles. We also expect to complement our in-store sales with Internet sales.

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

•	We also intend to improve comparable store sales increases through branded and private label accessories. Accessories accounted for 11.7% of merchandise sales in fiscal year 2008 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear and accessories because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 17.6% of our net shoe sales for fiscal year 2008 consisted of branded footwear.

•	For fiscal year 2008, our Internet and catalog sales were $9.8 million. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

Long-Term Strengths

We have delayed most of our store expansion plans until our liquidity improves. We are also subject to limitations under our debt agreements on the amount we can spend on capital expenditures through fiscal year 2010. Over the long-term, we believe that there are substantial opportunities of us to grow our business.

We opened two stores in fiscal year 2008 and have opened one new store in fiscal year 2009. Further store openings in fiscal year 2009 are constrained by our debt covenant for capital expenditures. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores. We opened six new stores in fiscal year 2007, 34 new stores in fiscal year 2006 and 30 new stores in fiscal year 2005.

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

Private Label.

Our private label merchandise, which comprised approximately 82.4% of our net shoe sales in fiscal year 2008, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. The retail prices of our private label footwear generally range from $39 to $89 with most offerings in the $49 to $79 range. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.

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

Our success depends upon our customers’ perception of new and fresh merchandise. Our test and react strategy reduces our risk on new styles of footwear. We also manage our markdown exposure by re-interpreting our core product. Approximately 10-15% of our private label mix is core product, which we define as styles that carry over for multiple seasons. Our buyers make changes to core products which include colors, fabrications and modified styling to create renewed interest among our customers. We also have relationships with some producers of national brands that, from time to time, produce comparable versions of their branded footwear under our private label brands.

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

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 17.6% of our net shoe sales for fiscal year 2008. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Ed Hardy, Jessica Simpson®, BCBGirls®, Guess Sport®, Rocawear®, Blowfish®, Playboy®, and Baby Phat®. We believe offering nationally recognized brands are a key element to attracting appearance conscious young women. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise generates greater gross profits per pair and leverages our operating costs.

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

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2006-2008:

	Fiscal Year
Category	2006	2007	2008

Private Label Footwear	72.9%	71.3%	72.8%
Branded Footwear	16.1%	16.2%	15.5%
Accessories	11.0%	12.5%	11.7%

Total	100.0%	100.0%	100.0%

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

Our micro-merchandising strategy of classifying multiple stores and merchandising them similarly based upon customer demographics and historical sales trends enables our merchants to provide an appropriate merchandise mix in order to meet that particular store’s customers’ casual, weekend/club, career and special occasion needs. In determining the appropriate merchandise mix and inventory levels for a particular store, among other factors, we consider selling history, importance of branded footwear, importance of accessories, importance of aggressive fashion, the stock capacity of the store, sizing trends and color preferences.

Our merchandising plan includes sales, inventory and profitability targets for each product classification. This plan is reconciled with our store sales plan, a compilation of individual store sales projections that is developed semi-annually, but reforecasted monthly. We also update the merchandising plan on a monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department, which analyzes trends on a weekly, and sometimes daily, basis. We use the reforecasted merchandising plan to adjust production orders as needed to meet inventory and sales targets. This process helps to control our inventory levels and markdowns but mainly to reallocate inventory acquisitions.

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

We have three clearance sales each year, which coincide with the end of a particular selling season. For more information regarding our selling seasons, please see “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Seasonality and Quarterly Fluctuations.” You should also refer to “— Seasonality” and to “— Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results.” During a clearance sale, we systemically lower the prices in store of the items, and if not sold, to ship them to one of our 25 stores which have special clearance sections. We believe that our test and react strategy and our monitoring of inventories and consumer buying trends help us to reduce sales at clearance prices.

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of January 31, 2009, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications.

Our stores create a clean, upscale boutique environment, featuring contemporary finishing and sophisticated details. Glass exteriors allow passersby to see easily into the store from the high visibility, high traffic locations in the malls where we have located most of our stores. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of accessories.

Our customers use cash, checks and third-party credit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

Following is a list of our stores by state as of January 31, 2009:

No.
Stores

Alabama	1
Arizona	4
Arkansas	2
California	38
Colorado	2
Connecticut	5
Delaware	1
Florida	19
Georgia	14
Idaho	1
Illinois	17
Indiana	2
Kansas	2
Kentucky	1
Louisiana	4
Maryland	7
Massachusetts	7
Michigan	9
Missouri	6
Nebraska	1
Nevada	3
New Hampshire	1
New Jersey	14

	No.
	Stores

New Mexico	1
New York	20
North Carolina	3
Ohio	6
Oklahoma	2
Pennsylvania	6
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	23
Utah	1
Virginia	7
Washington	2
Wisconsin	2

Total Stores	239	*
Total States	37

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of January 31, 2009, we operated 218 Bakers stores and 21 Wild Pair stores. As of April 11, 2009, we operated 240 stores including 21 Wild Pair stores. Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for faster fashion minded women and men with our target customer between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, environment within our Wild Pair stores. Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer	Women - ages 16-35	Men & women - ages 17-29
Private label sales	86% - 89%	33% - 38%
Branded sales	11% - 14%	62% - 67%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Approximate average store size	2,300 square feet	2,100 square feet

Store Operations.

Our store operations are organized into three divisions, east, midwest/central, and west, which are subdivided into 18 regions. Each region is managed by a regional manager, who is typically responsible for 10 to 18 stores. Each store is typically staffed with a manager, assistant manager and floor supervisor, in addition to approximately five part-time sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

Our regional managers are primarily responsible for the operation and results of the stores in their region, including the hiring or promotion of store managers. We develop new store managers by promoting from within and selectively hiring from other retail organizations. Our store managers are primarily responsible for store results, hiring and training store level staff, payroll control, shortage control, store presentation and regional marketing. While managers are key in helping to determine correct product mix for their market, merchandise selections, inventory management and visual merchandising strategies for each store are largely determined at the corporate level and are communicated by email to the stores generally on a weekly basis.

Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. We run various sales contests to encourage our sales associates to maximize sales volume. Store managers receive base compensation plus incentive compensation based on sales, payroll and inventory control. Regional and area managers receive base compensation plus incentive compensation based on meeting operational benchmarks. Each of our managers controls the payroll hours in conjunction with a weekly budget provided by the regional manager.

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

Our allocation and replenishment system, in conjunction with our point of sale system, allows us to execute our micro-merchandising strategy through efficient management and allocation of our store inventories. These systems allow us to respond quickly to fashion trends, identify and reduce our losses due to damage, theft or other reasons, and to monitor employee productivity. Our micro-merchandising strategy requires us to adapt the merchandise mix by location, with different assortments depending on store level customer demographics. We have the capability to constantly monitor inventory levels and purchases by store, enabling us to manage our merchandise mix.

We believe that effective use of our systems allow us to manage our exposure to markdowns. We believe that our systems facilitate the process of controlling inventory commitments in light of changes in consumer demand. We believe that our buyers and inventory management team are able to efficiently adjust our store inventory levels to effectively control excess inventory and markdowns.

Marketing and Advertising

Our marketing includes in-store, high-impact, visual advertising. Marketing materials are positioned to exploit our high visibility, high traffic mall locations. Banners in our windows and signage on our walls and tables may highlight a particular fashion story, a seasonal theme or a featured piece of merchandise. We utilize promotional giveaways or promotional event marketing.

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

Employees

As of April 11, 2009, we employed approximately 444 full-time and 1,959 part-time employees with approximately 150 of our employees at our corporate offices and warehouse, and 2,253 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately eight years remaining. We also lease an approximately 138,000 square foot warehouse in St. Louis with a remaining lease term of approximately seven years.

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

Seasonality

Our business is highly seasonal. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and can generate our highest profit margin levels during the fourth quarter. We have two of our five clearance sales during the third quarter and, consequently, we achieve our least leverage on fixed expenses and generate our lowest profit levels during the third quarter. Our working capital requirements fluctuate during the year, increasing prior to peak shopping seasons as we increase inventory levels to meet anticipated peak demand. You should also refer to “Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results,” “Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our susceptibility to operating losses;

•	our ability to comply with the financial covenants under our lending arrangements;

•	our ability to maintain adequate liquidity to operate our business as desired;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	our expectations regarding future financial results or performance;

•	the execution of our business strategy;

•	our ability to comply with the continued listing criteria of the Nasdaq Stock Market;

•	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

Risk Factors

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability, liquidity and our image as a fashion resource for our customers.

The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales, net income and liquidity are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptances of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories, lower gross profits and negatively impact our financial liquidity. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in fiscal years 2006, 2007, and 2008 our product offerings did not adequately reflect changes in consumer fashion trends, primarily sandals in the spring and for boots in the fall, which negatively impacted sales and profitability See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations.

Our ability to maintain and ultimately improve our liquidity position is highly dependent on sustaining the positive sales trends that began in June 2008 and have continued through March 2009. Our comparable store sales for the last three quarters of fiscal year 2008 increased 4.7% and through the first ten weeks of fiscal year 2009 comparable stores sales increased 7.5%. However, our comparable store sales for fiscal year 2006 and fiscal year 2007 decreased 7.1% and 12.3%, respectively, and our comparable stores sales for the first quarter of fiscal year 2008 decreased 11.1%. Our net losses in recent years have negatively impacted our liquidity and financial position. At January 31, 2009, we had negative working capital of $14.8 million, unused borrowing capacity under our revolving credit facility of $0.7 million, and our shareholders’ equity had declined to $10.4 million. If positive sales trends do not continue, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity, or take additional cost cutting measures. Any future financing would be subject to our financial results, market conditions and the consent of our lenders. We may not be able to obtain additional financing or we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

The terms of our subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.

Our subordinated secured term loan contains certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth (both as defined in the loan agreement) each fiscal quarter and annual limits on capital expenditures. We are also subject to restrictive covenants, including covenants that restrict our ability to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control (as defined in the loan agreement). The loan agreement generally provides for customary events of default, including default in the payment of principal or interest or other required payments, failure to observe or perform covenants or agreements contained in the transaction documents (subject to certain limited exceptions), materially breaching our senior credit facility or the terms of our subordinated convertible debentures, generally failure to pay when due debt obligations (broadly defined, subject to certain exceptions) in excess of $1 million, specified events of bankruptcy or specified judgments against us.

There is no assurance that we will be able to comply with our financial covenants. In light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to a senior subordination agreement that was entered into with Bank of America, N.A., with the interest rate increasing to 17.5% per annum. Defaults under our term loan could also result in cross-acceleration of our senior credit facility and our subordinated convertible debentures. If an event of default occurs under the term loan, we may be unable to negotiate a mutually acceptable modification of the loan with the lender and we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders under the senior secured credit facility and subordinated secured term loan could proceed against the collateral securing the loan. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

An amendment to maintain compliance with our loan covenants, if any, may be extremely expensive. We have already negotiated two amendments with the lender in order to maintain compliance with the loan covenants, most recently in April 2009. In April 2009 we paid an amendment fee of $250,000, issued 250,000 shares of common stock and agreed to tighten future financial covenants in order to maintain compliance with our fourth quarter minimum adjusted EBITDA covenant. In order to obtain the consent of our senior lender, we also agreed to modify the terms of our senior credit facility, which included an increase in the interest rate and certain fees. However, there can be no assurance that we would be able to obtain additional amendments in the future.

The report issued by our independent registered public accounting firm on our fiscal year 2008 financial statements contains language expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended January 31, 2009, states that our recent losses and our potential inability to comply with financial covenants raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary if we cease to function as a going concern. See Note 2 to our financial statements. This audit report could adversely affect our relationships with our landlords, our suppliers, our ability to raise additional capital and to execute our business plan, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we cease to function as a going concern you may lose your investment in the Company.

Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements during our year. Draws on our credit facility are limited by both an overall limit of $30 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $30 million overall limit. As of January 31, 2009, we had an outstanding balance on our credit facility of $11.5 million and unused borrowing capacity, calculated in accordance with the agreement, of $0.7 million. As of April 11, 2009, we had an outstanding balance of $14.8 million and unused borrowing capacity of $2.3 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

Our credit facility restricts our activities.

We have a $30.0 million secured revolving credit facility with Bank of America, N.A. We routinely depend on our credit facility and may use a large percentage of the facility to fund our inventory purchases and our capital expenditures, especially prior to our selling seasons. Our credit facility includes financial and other customary covenants which, among other things require us to maintain a minimum availability, restrict our business activities and our ability to incur debt, make acquisitions, pay dividends, and repurchase our stock. A change in control of our Company, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited.

In the event that we were to violate any of the covenants in our credit facility, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Effective April 9, 2009, we entered into an amendment to our credit agreement which, among other things, extended its maturity date to January 31, 2011.

For more information about our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

A continued decline in general economic conditions could lead to reduced consumer demand for our footwear and accessories and could lead to reduced sales.

In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. The current slowdown in the United States economy and uncertain economic outlook could adversely affect consumer spending habits, which would likely result in lower net sales than expected on a quarterly or annual basis.

Our overall profitability is highly dependent upon our fourth quarter results.

Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchandise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and generate our highest profit levels during the fourth quarter. Should our product offerings not meet with customer acceptance during the fourth quarter, it would have a substantial negative impact on the overall results for the year. For example, in the fourth quarter of fiscal year 2008, positive sales trends slowed considerably from mid-December through year end resulting in lower than expected fourth quarter net sales and gross profit.

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

Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, net losses for each of the first three quarters of fiscal year 2007 were substantially greater than losses for the comparable quarters of fiscal year 2006 and net income for the fourth quarter of fiscal year 2008 was substantially less than the fourth quarter of 2007. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

For fiscal year 2008, five buying agents/private label vendors accounted for approximately 49% of our merchandise purchases, with one private label vendor accounting for approximately 15% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

Although all of our stores are located in the United States, virtually all of our merchandise is produced in China, Brazil, Italy, Spain and other foreign countries. Therefore, we are subject to the risks associated with international trade, which include:

•	adverse fluctuations in currency exchange rates;

•	changes in import tariffs, duties or quotas;

•	the imposition of taxes or other charges on imports;

•	the imposition of restrictive trade policies or sanctions by the United States on one or more of the countries from which we obtain footwear and accessories;

•	expropriation or nationalization;

•	compliance with and changes in import restrictions and regulations;

•	exposure to different legal standards and the burden of complying with a variety of foreign laws and changing foreign government policies;

•	international hostilities, war or terrorism and pirates;

•	changes in foreign governments, regulations, political unrest, work stoppages, shipment disruption or delays; and

•	changes in economic conditions in countries in which our manufacturers and suppliers are located.

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

The value of the United States dollar has declined relative to the Chinese yuan since our initial public offering in 2004. Although our inventory purchase transactions are denominated in United States dollars which eliminates exchange rate risks on established contracts, the decline in the value of the United States dollar has resulted in increases in the costs of our Chinese sourced products. In the event of a continued decline in the United States dollar or economy, it may mot be possible for us to increase or maintain an increase in our average selling prices sufficient to fully or partially reflect these cost increases. To the extent that we are unable to offset such cost increases there would be a negative impact on our gross margins.

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

We currently have three registration statements relating to our incentive plans and three selling shareholder registration statements in effect, including a registration statement relating to 400,000 shares of our common stock that were issued to the lender under our subordinated secured term loan as additional consideration for the loan and an amendment thereto. Under this registration rights agreement, we may be subject to liquidated damages penalties through February 1, 2010 equal to 2% of the value of the registrable shares remaining (based on an aggregate value of $1,096,000) for each 30 day period (prorated for partial periods) if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days, subject to our right to suspend use of the registration statement for certain periods of time in certain circumstances, or if our common stock ceases to be traded on an eligible market.

There is no assurance that our common stock will continue to be listed on the Nasdaq Stock Market.

Our common stock is currently listed on The Nasdaq Global Market. The Nasdaq Stock Market has minimum requirements that a company must meet in order to remain listed on The Nasdaq Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. The closing bid price of our common stock on April 9, 2009 was $0.77 per share. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below for additional information on the price range of our common stock since February 2, 2008. These requirements also include maintaining a minimum market value of publicly held shares, and, as of April 9, 2009, we did not meet this minimum requirement. Although Nasdaq has temporarily suspended the minimum closing bid price and minimum market value of publicly held shares requirements until July 20, 2009, there can be no assurance that we will meet these requirements after such date. If our common stock is delisted, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, and our ability to obtain adequate financing for the continuation of our operations could be impaired.

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

A substantial portion of our stock ownership is concentrated among a relatively small number of mutual funds and hedge funds whose interests may differ from our other shareholders or could impact our company including any potential change of control. Accordingly, these shareholders will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire board of directors.

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

Provisions of our restated articles of incorporation, our restated bylaws and Missouri law could make it more difficult for a third party to acquire us, even if closing the transaction would be beneficial to our shareholders. For example, our restated articles of incorporation provide, in part, that directors may be removed from office by our shareholders only for cause and by the affirmative vote of not less than two-thirds of our outstanding shares and that vacancies may be filled only by a majority of remaining directors. Under our restated bylaws, shareholders must follow detailed notice and other requirements to nominate a candidate for director or to make shareholder proposals. In addition, among other requirements, our restated bylaws require at least a two-thirds vote of shareholders to call a special meeting. Moreover, Missouri law and our bylaws provide that any action by written consent must be unanimous. Furthermore, our bylaws may be amended only by our board of directors. Certain amendments to our articles of incorporation require the vote of two-thirds of our outstanding shares in certain circumstances, including the provisions of our articles of incorporation relating to business combinations, directors, bylaws, limitations on director liabilities and amendments to our articles of incorporation. We are also generally subject to the business combination provisions under Missouri law, which allow our board of directors to retain discretion over the approval of certain business combinations. In our bylaws, we have elected to not be subject to the control shares acquisition provision under Missouri law, which would deny an acquiror voting rights with respect to any shares of voting stock which increase its equity ownership to more than specified thresholds. These and other provisions of Missouri law and our articles of incorporation and bylaws, our board’s authority to issue preferred stock and the lack of cumulative voting in our articles of incorporation may have the effect of making it more difficult for shareholders to change the composition of our board or otherwise to bring a matter before shareholders without our board’s consent. Such items may reduce our vulnerability to an unsolicited takeover proposal and may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price of our common stock.

Executive Officers of the Registrant

The information set forth herein under the caption “Item 10. Directors, Executive Officers and Corporate Governance — Executive Officers of the Registrant” is incorporated herein by reference.

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

On June 2, 2008 the Company was served with a class action lawsuit filed in the United States District Court for the Central District of California by two former store managers. The store managers alleged that they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act and sought an unspecified amount of damages. The store managers filed the lawsuit on behalf of California based store managers. In December 2008, the parties agreed to a cash settlement which the court has preliminary approved. The agreed upon settlement is not expected to have a material adverse effect on the Company.

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

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq Global Market, formerly the Nasdaq National Market (“Nasdaq”), under the symbol “BKRS” since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq was $0.77 per share on April 9, 2009. As of April 9, 2009, we estimate that there were approximately 27 holders of record and approximately 1,100 beneficial owners of the Company’s common stock.

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2007 and 2008.

	High	Low

2007
First quarter (ended May 5, 2007)	$12.80	$8.55
Second quarter (ended August 4, 2007)	9.34	6.18
Third quarter (ended November 3, 2007)	6.28	2.85
Fourth quarter (ended February 2, 2008)	4.00	2.02
2008
First quarter (ended May 3, 2008)	$3.90	$1.30
Second quarter (ended August 2, 2008)	2.19	0.86
Third quarter (ended November 1, 2008)	3.67	0.75
Fourth quarter (ended January 31, 2009)	1.48	0.27

Dividends

We have declared no dividends subsequent to our initial public offering in 2004. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future payments of dividends will be at the discretion of our board of directors and will depend upon factors as the board of directors deems relevant. Our revolving credit facility and subordinated secured term loan generally prohibit the payment of dividends, except for common stock dividends. We give no assurance that we will pay or not pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During fiscal year 2008, the Company did not repurchase any Company securities.

Item 6.	Selected Financial Data.

The following table summarizes certain selected financial data for each of the five fiscal years in the period ended January 31, 2009 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 31, 2009 are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(1)
				February 2,	January 31,
	January 1,	January 28,	February 3,	2008	2009
	2005(2)(3)	2006(4)(5)	2007(6)(7)	(7)(8)(9)(10)(11)	(7) (10)(11)(12)(13)

Net sales	$150,514,663	$194,780,125	$204,753,062	$186,279,987	$183,661,789
Gross profit	46,033,614	65,340,924	62,202,028	47,461,122	50,551,662
Income (loss) before income taxes	465,533	10,502,572	(2,452,971)	(16,965,898)	(14,910,754)
Provision for (benefit from) income taxes	(962,468)	3,949,282	(909,860)	691,367	84,847

Net income (loss)	$1,428,001	$6,553,290	$(1,543,111)	$(17,657,265)	$(14,995,601)

Net income (loss) per common share
Basic	$0.31	$1.10	$(0.24)	$(2.70)	$(2.13)

Diluted	$0.28	$1.04	$(0.24)	$(2.70)	$(2.13)

Total assets	$49,370,708	$74,754,684	$83,158,859	$67,558,951	$58,508,192

Long-term debt and capital lease obligations, less current portion	$679,414	$247,671	$57,863	$4,000,000	$—

(1)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” which is incorporated herein by reference.

(2)	Through January 3, 2004, we elected S corporation status for Federal and state income tax purposes. Effective January 4, 2004, we terminated our S election and became taxable as a C corporation. In accordance with SFAS No. 109, we have reflected the net impact of the temporary differences between the book and tax bases of our assets and liabilities as of the date of conversion as a component of our provision for income taxes for fiscal year 2004. This resulted in the recognition of a nonrecurring income tax benefit of approximately $1.2 million.

(3)	On February 10, 2004, we consummated our initial public offering with the sale of 2,160,000 shares of common stock. On March 12, 2004, we sold an additional 324,000 shares of common stock in connection with the exercise by the underwriters of the full over-allotment option. All of the shares of common stock sold to the public were sold at $7.75 per share. The aggregate gross proceeds from the initial public offering were approximately $19.3 million. The net proceeds to us from the offering were approximately $15.5 million. We used the net proceeds received from the initial public offering to repay $5.7 million on our revolving credit agreement, $0.9 million to redeem outstanding warrants, $0.9 million to repay subordinated debt and $8.0 million for capital expenditures. Immediately prior to our initial public offering, we had three classes of common stock authorized, Class A common stock, Class B common stock and Class C common stock, of which only shares of Class A and Class B common stock were outstanding. Upon the consummation of our initial public offering 1,693,244.92 shares of Class A common stock and 271,910 shares of Class B common stock automatically converted into an aggregate of 1,965,150 shares of common stock on a 1.0 for 1.0 basis, excluding fractional shares. Mandatory redemption rights in favor of certain holders of prior Class A and Class B common stock were also terminated. In addition, upon the consummation of our initial public offering, $4.9 million in aggregate principal amount of our subordinated convertible debentures due 2007 were automatically converted into 653,331 shares of our common stock. Further, in connection with the closing of our initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share, subject to antidilution adjustments, for a purchase price of $0.0001 per warrant. All unexercised warrants have now expired.

(4)	On March 10, 2005, we changed our fiscal year to the Saturday closest to January 31. Previously our fiscal year ended four weeks earlier. As a result of this change, we had a four week transition period ended January 29, 2005. We believe that the change in our fiscal year end does not impact the comparability of the five fiscal years presented in this table. For the four week transition period ended January 29, 2005, net sales were $9,158,759, gross profit was $608,547, loss before income taxes was $2,935,201, benefit from income taxes was $1,069,402, net loss was $1,865,799 and net loss per common share on both a basic and diluted basis was $0.37. At January 29, 2005, total assets were $46,722,870 and long-term debt and capital lease obligations, less current portion was $634,413. The following unaudited information for the four weeks ended January 31, 2004, the comparable period to the four week transition period, is presented for comparative purposes: net sales were $8,762,538, gross profit was $1,871,644, loss before income taxes was $1,451,810, benefit from income taxes was $1,709,249, net income was $257,439, basic earnings per share was $0.20, and diluted earnings per share was $0.10. At January 31, 2004, total assets were $31,183,356 (unaudited) and long-term debt and capital lease obligations, less current portion was $7,561,579 (unaudited).

(5)	On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain investors in a private placement for gross proceeds of $8,750,000. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to finance new store expansion and remodel existing stores into our new format.

(6)	We base our fiscal year on a 52/53 week period. The fiscal year ended February 3, 2007 was a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(7)	On January 29, 2006, we adopted SFAS No. 123R, Share-Based Payment, under which we recognize compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. We used the modified prospective method whereby prior years’ results were not restated. Total stock based compensation expense for fiscal years 2006, 2007, and 2008 was $744,422, $529,571, and $609,901, respectively.

(8)	During fiscal year 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of $3,578,752.

(9)	During fiscal year 2007, the Company entered into an agreement to terminate a long-term below market operating lease, in exchange for an immediate $5,050,000 cash payment and the right to continue occupying the space through January 8, 2009. The Company recognized a net gain of $4.7 million from this transaction in fiscal year 2007. The Company does not believe that it has any other operating leases which could be terminated on substantially similar terms.

(10)	During fiscal years 2007 and 2008 we recognized $3,131,169 and $2,609,589, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(11)	During fiscal year 2007, the Company’s pretax losses exceeded the Company’s operating loss carryback potential. Therefore, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of February 2, 2008 the valuation allowance was $7,186,389, resulting in a net provision for income tax expense of $691,367 for fiscal year 2007. As of January 31, 2009, the valuation allowance had increased to $12,896,006.

(12)	During fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock.

(13)	As discussed in Note 2 to the financial statements, the entire balance of the subordinated secured term loan and the subordinated convertible debentures has been classified as current liabilities. Scheduled principal repayments due after one year from January 31, 2009 for the subordinated secured term loan and the subordinated convertible debentures are $2,556,445 and $4,000,000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of January 31, 2009, we operated 239 stores, including the 21 store Wild Pair chain that targets men and women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 11, 2009 we operated 240 stores, including 21 Wild Pair stores.

We incurred net losses of $15.0 million and $17.7 in fiscal years 2008 and 2007, but made significant progress during 2008 in refocusing our inventory lines and maintaining cost control. Since June 2008, we have achieved positive comparable store sales each month through March 2009. For fiscal year 2008 we increased gross margin by 200 basis points and reduced selling, general and administrative expenses by 220 basis points as a percentage of sales despite being negatively impacted by the sharp economic slowdown during the year, especially as it dramatically impacted customer demand and competitive pricing pressures beginning in mid-December and continuing through year end. As a consequence, our fourth quarter sales and gross profit were each over $3 million below what we had anticipated at the end of the third quarter. We took aggressive promotional actions to maintain control of inventory levels at year end, which resulted in disappointing fourth quarter results, but placed us in a good inventory position to start the first quarter of fiscal year 2009.

Our losses in fiscal years 2008 and 2007 had a significant negative impact on our financial position and liquidity. As of January 31, 2009, we had negative working capital of $14.8 million, unused borrowing capacity under our revolving credit facility of $0.7 million, and our shareholders’ equity had declined to $10.4 million. In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.

On April 9, 2009, subsequent to year end, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment also increased our interest rate from the bank’s prime rate to prime plus 2.5%, increased our unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees. As of April 11, 2009, the balance on our revolving line of credit was $14.8 million and our unused borrowing capacity was $2.3 million.

Our business plan for fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales, which began in the second quarter of fiscal year 2008, through the remainder of the year. Fiscal year 2009 comparable store sales through April 11, 2009 are up 7.5% consistent with our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2009. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe this focus on inventory should improve our overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses which are expected to continue to benefit from cost reductions initiated in 2007. We are also working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage our availability. Our business plan for fiscal year 2009 reflects a significant improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales margin or cash flow contemplated in our business plan.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations” herein.

Our subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for the remainder of the year and our other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. Furthermore, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “Item 1. Business — Risk Factors — The terms of our subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility” herein.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and our potential inability to comply with financial covenants. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2008 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

We operate on a 52 — 53 week fiscal year. Fiscal years 2008 and 2007 were 52 week periods while fiscal year 2006 was a 53 week period. We believe that the fifty-third week of fiscal year 2006 does not materially affect the comparisons of fiscal year 2006 to fiscal years 2008 and 2007 in our discussion and analysis of results of operations.

For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2008 compare the fifty-two week period ended January 31, 2009 to the fifty-two week period ended February 2, 2008. Comparable store sales for fiscal year 2007 compare the fifty-two week period ended February 2, 2008 to the fifty-two week period ended February 3, 2007.

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

Store closing and impairment charges

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended February 3, 2007, February 2, 2008 and January 31, 2009, we recorded $55,266, $3,131,169, and $2,609,588, respectively, in noncash charges to earnings related to the impairment of long-lived assets.

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

During fiscal year 2006 and fiscal year 2007, we made grants of performance shares under our 2005 Incentive Compensation Plan. Based upon the degree of achievement of performance objectives for net sales and return on average assets through performance periods through fiscal year 2009, we will issue a total of between zero and 136,260 shares of common stock under these performance share grants. During fiscal year 2007, we granted 69,000 shares of restricted stock under our 2005 Incentive Compensation Plan. During fiscal years 2006, 2007, and 2008, we granted 91,728, 272,613, and 310,500 stock options, respectively, under our 2003 Stock Option Plan.

As of January 31, 2009, the total unrecognized compensation cost related to non vested stock-based compensation is $1,222,282, and the weighted-average period over which this compensation is expected to be recognized is 1.6 years.

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

In accordance with SFAS 109, we regularly assesses available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. SFAS 109 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing our income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing our income tax expense in the period that such conclusion is reached.

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

We anticipate that until we re-establish a pattern of continuing profitability, in accordance with SFAS 109, we will not recognize any material income tax expense or benefit in our statement of operations for future periods, as pretax profits or losses generally will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance which will result in the recognition of an income tax benefit in the period that it occurs.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We became subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and we analyzed filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 31, 2009 and February 2, 2008, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Fiscal Year

Our fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 31, 2009 (fiscal year 2008) and February 2, 2008 (fiscal year 2007) are 52 week periods. The fiscal year ended February 3, 2007 (fiscal year 2006) was a 53 week period. We believe that the fifty-third week of fiscal year 2006 does not materially affect comparisons with fiscal year 2008 and fiscal year 2007.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	69.6	74.5	72.5

Gross profit	30.4	25.5	27.5
Selling expense	22.1	25.0	23.0
General and administrative expense	8.9	9.6	9.4
(Gain) loss on disposal of property and equipment	0.2	(2.5)	0.2
Impairment of long-lived assets	—	1.7	1.4

Operating loss	(0.8)	(8.3)	(6.5)
Other income, net	0.1	0.1	0.1
Interest expense	(0.5)	(0.9)	(1.8)
Provision for (benefit from) income taxes	(0.4)	0.4	—

Net loss	(0.8)%	(9.5)%	(8.2)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Number of stores at beginning of period	235	257	249
Stores opened or acquired during period	34	6	2
Stores closed during period	(12)	(14)	(12)

Number of stores at end of period	257	249	239

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended February 2, 2008

Net sales.  Net sales were $183.7 million in fiscal year 2008, down from $186.3 million for fiscal year 2007, a decrease of $2.6 million or 1.4%. Comparable store sales in fiscal year 2008 increased 0.5% compared to a 12.3% decrease in fiscal year 2007. Sales reflected weak customer response to early spring offerings, strong sandal sales during the summer months, favorable sales trends across all key categories, particularly in boots and dress shoes during the fall, which slowed considerably from mid-December through year-end as economic conditions negatively affected sales throughout the retail sector. Average unit selling prices increased 11.7% reflecting higher price points and stronger regular price sales compared to fiscal year 2007. Unit sales volume decreased 11.7%. Our Internet and catalog sales increased 2.1% to $9.8 million in fiscal year 2008.

Gross profit.  Gross profit increased to $50.6 million in fiscal year 2008 from $47.5 million in fiscal year 2007, an increase of $3.1 million or 6.5%. As a percentage of sales, gross profit increased to 27.5% in fiscal year 2008 from 25.5% in fiscal year 2007. Principal components of the increase in gross margin dollars in fiscal year 2008 are a $3.7 million increase from improved gross margin percentage, a $0.4 million increase from higher comparable store sales, offset by a $1.0 million decrease in gross profit from net store closings. Permanent markdown costs were $11.4 million in fiscal year 2008 compared to $15.8 million in fiscal year 2007, reflecting the stronger regular price sales across all categories of footwear in fiscal year 2008 and the impact of the significant pricing actions taken during fiscal year 2007

Selling expense.  Selling expense decreased to $42.2 million in fiscal year 2008 from $46.5 million in fiscal year 2007, a decrease of $4.3 million or 9.2%. The decrease was primarily the result of a $1.8 million decrease in direct marketing costs, a $1.2 million decrease in store payroll expenses, a $0.6 million decrease in store depreciation expense, a $0.4 million decrease in store supplies and repairs, and a $0.3 million decrease in other marketing expenses.

General and administrative expense.  General and administrative expense decreased to $17.2 million in fiscal year 2008 from $17.9 million in fiscal year 2007, a decrease of $0.7 million or 3.9%. As a percentage of sales, general and administrative expense decreased to 9.4% from 9.6% in fiscal year 2007. The decrease was primarily the result of $0.5 million of lower payroll costs, and $0.2 million of lower depreciation.

Gain/loss on disposal of property and equipment.  Loss on disposal of property and equipment was $0.3 million in fiscal year 2008 compared to a gain of $4.7 million in fiscal year 2007. The loss in fiscal year 2008 relates to expensing leasehold improvements and store fixtures due to store closings. The gain in fiscal year 2007 relates to the termination of a long-term below-market operating lease in December 2007.

Impairment of long-lived assets.  During fiscal year 2008 we recognized $2.6 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. Impairment expense in fiscal year 2007 was $3.1 million.

Interest expense.  Interest expense increased to $3.3 million in fiscal year 2008 from $1.7 million in fiscal year 2007, an increase of $1.6 million. The increase in interest expense reflects the interest on our subordinated secured term loan entered into in February 2008 and our subordinated convertible debentures issued in June 2007. The increase was slightly offset by the decrease in average borrowings and average interest rate under our revolving credit facility compared to the prior year.

Income tax expense.  We recognized $0.1 million in income tax expense compared to income tax expense of $0.7 million in fiscal year 2007. The income tax expense in fiscal year 2008 reflects differences between the alternative minimum tax and realized operating loss carrybacks recognized in the income tax provision and the income tax returns filed for fiscal year 2007. The income tax expense for fiscal year 2007 reflects the establishment of a full valuation allowance against the net deferred tax assets.

Net loss.  We had a net loss of $15.0 million in fiscal year 2008 compared to net loss of $17.7 million in fiscal year 2007.

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

Net loss.  We had a net loss of $17.7 million in fiscal year 2007 compared to net loss of $1.5 million in fiscal year 2006.

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended February 3, 2007
	Thirteen	Thirteen	Thirteen	Fourteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	$49,804,913	$47,184,870	$46,552,522	$61,210,757
Gross profit	16,297,151	13,511,316	12,122,764	20,270,797
Operating expenses	15,112,020	14,986,654	16,082,440	17,580,978
Operating income (loss)	1,185,131	(1,475,338)	(3,959,676)	2,689,820

	Fiscal Year Ended February 2, 2008(1)(2)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	$49,255,817	$41,984,658	$40,293,957	$54,745,555
Gross profit	15,288,041	9,276,094	3,508,981	19,388,006
Operating expenses	16,492,999	16,363,091	18,375,013	11,616,861
Operating income (loss)	(1,204,958)	(7,086,997)	(14,866,032)	7,771,145

	Fiscal Year Ended January 31, 2009(1)
	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Net sales	$43,537,503	$43,568,099	$41,075,064	$55,481,123
Gross profit	11,249,973	12,879,165	8,996,887	17,425,637
Operating expenses	15,319,099	14,236,601	16,623,909	16,148,228
Operating income (loss)	(4,069,126)	(1,357,436)	(7,627,022)	1,277,409

(1)	During the second and third quarters of fiscal year 2007 and the third quarter of fiscal year 2008 we recognized $755,672, $2,375,497, and $2,609,588, respectively in noncash charges related to the impairment of long-lived assets of underperforming stores.

(2)	During the fourth quarter of fiscal year 2007, we entered into an agreement to terminate a long-term below market operating lease, in exchange for a $5.0 million cash payment, and the right to continue occupying the space through January 8, 2009. We recognized a net gain of $4.7 million from this transaction in the fourth quarter of fiscal year 2007, which is reflected as a component of operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, capital expenditures and principal and interest payments on our debt obligations. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.

Our losses in fiscal year 2008 and fiscal year 2007 have had a significant negative impact on our financial position and liquidity. As of January 31, 2009, we had negative working capital of $14.8 million, unused borrowing capacity under our revolving credit facility of $0.7 million, and our shareholders’ equity had declined to $10.4 million. In order to address our liquidity, in fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.

On April 9, 2009, subsequent to year end, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009 we amended our revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s approval of the amendment to our subordinated secured term loan. The amendment also increased our interest rate from the bank’s prime rate to prime plus 2.5%, increased our unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees. As of April 11, 2009, the balance on the revolving credit facility was $14.8 million and unused borrowing capacity was $2.3 million.

Our business plan for fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales which began in the second quarter of fiscal year 2008 through the remainder of the year. Fiscal year 2009 comparable store sales through April 11, 2009 are up 7.5% consistent with our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2009. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve our overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses which are expected to continue to benefit from cost reductions initiated in 2007. We are also working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to best manage our availability. Our business plan for fiscal year 2009 reflects a significant improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations” herein.

Our subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on our business plan for fiscal year 2009, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA financial covenant. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of our term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “— Subordinated Secured Term Loan” herein and “Item 1. Business — Risk Factors — The terms of our subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.” herein for additional information. You should also refer to “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2008 financial statements contains language expressing substantial doubt about our ability to continue as a going concern”.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	February 2,	January 31,
	2008	2009

Cash	$159,671	$134,676
Inventories	18,061,941	20,976,352
Total current assets	22,282,080	23,512,002
Revolving credit facility	11,184,379	11,482,862
Subordinated secured term loan	—	4,817,282
Subordinated convertible debentures	4,000,000	4,000,000
Total current liabilities	29,348,090	38,283,963
Net working capital	(7,066,010)	(14,771,961)
Property and equipment, net	43,810,776	34,029,666
Total assets	67,558,951	58,508,192
Total shareholders’ equity	24,040,100	10,449,400
Unused borrowing capacity*	1,455,865	736,030

*	— as calculated under the terms of our revolving credit facility

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2008 through the end of our third quarter, cash used in operating activities was $13.7 million compared to cash used in operating activities of $4.0 million for the entire fiscal year. For fiscal year 2007 through the end of the third quarter, cash used in operating activities was $7.7 million compared to cash used by operating activities of $2.0 million for the entire fiscal year.

Cash used in operating activities was $4.0 million in fiscal year 2008 compared to cash used in operating activities of $2.0 million in fiscal year 2007. The net loss in fiscal year 2008 of $15.0 million included significant non-cash items such as depreciation expense of $7.8 million, impairment expense of $2.6 million, and stock-based compensation expense of $0.6 million. There was a $2.9 million increase in inventory, a net reduction in prepaid income tax assets of $1.9 million, and a $0.5 million reduction of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2007.

Our inventories at January 31, 2009 increased to $21.0 million from $18.1 million at February 2, 2008. We believe that at January 31, 2009, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2007, cash used in operating activities was $2.0 million compared to cash provided by operating activities of $2.4 million in fiscal year 2006. The net loss in fiscal year 2007 of $17.7 million included significant non-cash items such as depreciation expense of $8.6 million, gain on disposal of assets of $4.7 million, impairment expense of $3.1 million, and stock-based compensation expense of $0.5 million. There was a $6.0 million reduction in inventory, a net reduction in current and deferred income tax assets of $1.5 million, and an increase of $0.8 million in accrued rent liabilities.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 31, 2009, our lease payment obligations under these leases totaled approximately $25.7 million for fiscal year 2009, and an aggregate of approximately $153.4 million through 2020.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Investing activities

In fiscal year 2008, cash used in investing activities was $0.9 million compared to cash provided by investing activities of $0.3 million in fiscal year 2007 and cash used in investing activities of $20.2 million in fiscal year 2006. During each year, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores, and new information systems.

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

We have limited our planned capital expenditures for fiscal year 2009 to opening one new store. Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of April 11, 2009, we have opened one new store in fiscal year 2009. We remodeled two stores during fiscal year 2008. As of April 11, 2009, we have not remodeled any stores in fiscal year 2009.

We currently project our capital expenditures in fiscal year 2009 to be approximately $1.0 million. We anticipate being able to fund this level of store expansion from internally generated cash flow.

Financing activities

In fiscal year 2008, net cash provided by financing activities was $4.9 million compared to $1.5 million in fiscal year 2007 and $14.3 million in fiscal year 2006. The principal source of cash from financing activities in fiscal year 2008 was the net proceeds of approximately $6.7 million from the entry into the subordinated term loan and related issuance of 350,000 shares of common stock and net draws of $0.3 million on our revolving line of credit. The principal source of cash from financing activities in fiscal year 2007 was the net proceeds of approximately $3.6 million from the placement of our subordinated convertible debentures. The principal source of cash from financing activities in fiscal year 2006 was $13.1 million in net draws on our revolving credit facility.

Revolving Credit Facility

We have a senior secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). In order to obtain the bank’s consent to an amendment to our subordinated secured term loan, on April 9, 2009 we amended our credit facility to extend the maturity from August 31, 2010 to January 31, 2011, reduce the credit ceiling from $40 million to $30 million, generally increase the interest rate from the bank’s prime rate to the prime rate plus 2.5%, eliminate a grace period for failing to maintain a minimum availability and implement other amendments to the agreement, including increasing certain fees. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus a margin amount. Under the amendment, the base rate was revised so that it equals the greater of the bank’s prime rate, the federal funds rate plus 0.50% or the Libor rate plus 1.0% (all as defined in the agreement). Also under the amendment, the base rate margin was changed from 0% to up to 2.5%.

The revolving credit facility also allows us to apply an interest rate based on Libor (as defined in the agreement) plus a margin amount to a designated portion of the outstanding balance as set forth in the agreement. Under the amendment, the Libor margin (as defined in the agreement) was increased by 75 basis points from a range of 1.75%-2.25% to 2.50%-3.0%. Following the occurrence of any event of default, the Bank may increase the rate by an additional two percentage points.

The amendment also increases our unused line fee from 0.25% per annum to 0.50% per annum. The unused line fee is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling of $30 million. The Credit Facility Amendment reduces our borrowing base (as defined in the credit facility) for the periods from October 1 to December 15 of each year and decreases the amount of permitted acquisitions (as defined in the agreement) per year from $2,000,000 to $250,000.

As additional consideration for the amendment and the extension of the maturity date of the facility, we paid $125,000 in fees. We had balances under our credit facility of $11.5 million, and $11.2 million as of January 31, 2009 and February 2, 2008, respectively. We had approximately $0.7 million and $1.5 million in unused borrowing capacity calculated under the provisions of our credit facility as of January 31, 2009 and February 2, 2008, respectively. During fiscal years 2008 and 2007, the highest outstanding balances on our credit facility were $22.9 million and $22.3 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures. As of April 11, 2009, we had an outstanding balance on its revolving credit facility of $14.8 million and unused borrowing capacity of $2.3 million.

Amounts borrowed under the credit facility continue to be secured by substantially all of our assets. In connection with the administration of the agreement, we are required to pay a facility fee of $2,000 per month. If contingencies related to early termination of the revolving credit facility were to occur, or if we request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees.

The credit facility continues to include financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of January 31, 2009 and expect to remain in compliance throughout fiscal year 2009 based on the expected execution of our business plan.

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

Subordinated Secured Term Loan

On April 9, 2009, subsequent to year end, we amended our $7.5 million subordinated secured term loan to modify the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance with that covenant. The amendment also tightened certain other financial covenants relating to our tangible net worth (as defined in the loan agreement) and minimum adjusted EBITDA in future periods and reduced the allowable amount of our capital expenditures for fiscal years 2009 and 2010 to $1,000,000 per year. As consideration for this amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of our common stock

We also amended the subordinated secured term loan in May 2008 to modify our first quarter 2008 minimum adjusted EBITDA financial covenant and to defer principal payments until September 1, 2008, with the remaining principal payments under the loan re-amortized over the original term.

We initially entered into the subordinated secured term loan with Private Equity Management Group, Inc. (PEM), as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, and pursuant to a certain Second Lien Credit Agreement on February 4, 2008. The loan matures on February 1, 2011, with interest and principal installments required to be repaid over 36 months at an interest rate of 15% per annum. As consideration for the initial loan and the May 2008 amendment thereto, PEM received 400,000 shares of our common stock, an advisory fee of $300,000 and PEM’s costs and expenses.

We received aggregate gross proceeds of $7.5 million and net proceeds of approximately $6.7 million from the term loan. We used the net proceeds initially to repay amounts owed under our senior credit facility and for working capital purposes. We have broad obligations to indemnify, and pay the fees and expenses of PEM and the Lender in connection with, among other things, the enforcement, performance and administration of the loan agreement and the other loan documents.

Under the loan agreement, we continue to be permitted to prepay the Loan, subject to prepayment penalties which now range between 2% and 1% of the aggregate principal balance of the Loan. We are also required to make prepayments, subject to our senior subordination agreement with PEM and our senior lender, on the term loan in certain circumstances, including generally if we sell property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.

The loan agreement contains financial covenants which require us to maintain specified levels of tangible net worth and adjusted EBITDA (both as defined in the loan agreement) each fiscal quarter and annual limits on capital expenditures. The loan agreement also contains certain other restrictive covenants, including covenants that restrict our ability to use the proceeds of the Loan, to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control. For this purpose, a change of control is generally defined as, among other things, a person or entity acquiring beneficial ownership of more than 50% of our common stock, specified changes to our Board of Directors, sale of all or substantially all of our assets or certain recapitalizations. The loan agreement also contains customary representations and warranties and affirmative covenants, including provisions relating to providing reports, inspections and appraisal, and maintenance of property and collateral.

Upon the occurrence of an event of default under the loan agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the senior subordination agreement, with the interest rate increasing to 17.5% per annum. The loan agreement generally provides for customary events of default, including default in the payment of principal or interest or other required payments, failure to observe or perform covenants or agreements contained in the transaction documents (excluding the registration rights agreement), materially breaching our credit facility with our senior lender or the terms of our subordinated convertible debentures, generally failure to pay when due debt obligations (broadly defined, subject to certain exceptions) in excess of $1 million, specified events of bankruptcy or specified judgments against us.

The loan is secured by substantially all of our assets. The loan is subordinate to our senior secured credit facility with Bank of America, N.A., our senior lender, but it is senior to our $4 million in aggregate principal amount of subordinated convertible debentures due 2012.

We have granted certain registration rights to PEM with respect to the initial 400,000 shares described above. We were required to file a registration statement relating to the shares, and have that registration statement declared effective with the SEC, within certain time periods. We filed the registration statement and the SEC declared the registration statement effective within the required time periods. If we did not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if our common stock ceases to be traded on an eligible market as required, then we must generally pay PEM liquidated damages in an amount equal to 2% of the value of the registrable shares remaining (based on an aggregate value of $1,096,000) for each 30 day period (prorated for partial periods). We are required to use our reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. We are required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. We also have certain other ongoing obligations, including providing PEM specified notices and certain information, indemnifying PEM for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about us. We did not grant PEM any registration rights with respect to the 250,000 additional shares issued in connection with the April 2009 amendment to the term loan.

Based on the specified value of the 400,000 shares described above, as of January 31, 2009, the maximum amount of liquidated damages that we could be required to pay would have been $263,040, which represents 12 potential monthly payments of $21,920. We filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.

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

As a result of the issuance of 650,000 shares of common stock in connection with our subordinated secured term loan, the conversion price of the Debentures decreased from $9.00 to $8.31, making the Debentures convertible into 481,347 shares of our common stock.

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

2005 Private Placement of Common Stock and Warrants

In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through January 31, 2009, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250.

In connection with our 2005 private placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock sold and the common stock issuable upon exercise of the investor warrants and the placement agent warrants issued in connection with the private placement generally through April 8, 2008 and agreed to pay liquidated damages in certain circumstances. Our potential liability for liquidated damages with respect to this registration statement ended on April 8, 2008.

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

IPO Warrants

In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees five year warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through January 31, 2009, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired.

A majority of the warrant holders held demand registration rights until February 10, 2009. In addition, we are required to include the shares of common stock underlying the warrants in any appropriate registration statement we file during the six years following the consummation of our initial public offering.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2009:

	Payments Due in Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$11,714,958	$3,776,849	$3,745,998	$4,192,111	$—
Operating lease obligations(2)	153,371,561	25,713,736	45,543,282	38,992,003	43,122,540
Purchase obligations(3)	23,277,746	23,061,746	216,000	—	—

Total	$188,364,265	$52,552,331	$49,505,280	$43,184,114	$43,122,540

(1)	Includes principal and interest payments on our subordinated secured term loan and our subordinated convertible debentures. As discussed in Note 2 to the financial statements, these obligations are classified as current liabilities on our balance sheet at January 31, 2009.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At January 31, 2009 and February 2, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the ’two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share being adjusted retrospectively. We are currently evaluating the effect FSP EITF 03-6-1 will have on our calculation of earnings per share.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of January 31, 2009.

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

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2008.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2009 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2009 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 11, 2009 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	53	Chairman of the Board, Chief Executive Officer and President
Mark D. Ianni	48	Executive Vice President and Chief Merchandising Officer
Stanley K. Tusman	62	Executive Vice President and Chief Planning Officer
Joseph R. Vander Pluym	57	Executive Vice President and Chief Operations Officer
Charles R. Daniel, III	50	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary

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

Charles R. Daniel, III has over 25 years of accounting experience. Mr. Daniel has served as our Controller since February 2004. Prior to that time, Mr. Daniel worked for the accounting firm of Stone Carlie & Company. Mr. Daniel served as our Secretary, Treasurer and Vice President — Finance since February 4, 2008 and has served as Executive Vice President and Chief Financial Officer since March 12, 2009.

Each of the executive officers, except for Mr. Daniel, has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2009 Proxy Statement under the caption “Executive Compensation — Employment Agreements and Termination of Employment” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2009 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2009 Proxy Statement is incorporated herein by this reference. No other sections of the 2009 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2009 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2009 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2009 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2009 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2009 Proxy Statement is hereby incorporated by reference. No other sections of the 2009 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2009 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference.

No other sections of the 2009 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:  The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1 through 10.22. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

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

April 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 24, 2009

* (Charles R. Daniel, III)	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 24, 2009

* (Andrew N. Baur)	Director	April 24, 2009

* (Timothy F. Finley)	Director	April 24, 2009

* (Harry E. Rich)	Director	April 24, 2009

* (Scott C. Schnuck)	Director	April 24, 2009

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/  PETER A. EDISON
Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.1	Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.2	Form of common stock certificate.
4.3	Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.4	Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.5	Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.6	Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.7	Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.8	Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.9	9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.10	Subordination Agreement dated June 26, 2007 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.11	Registration Rights Agreement dated June 26, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.12	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.13	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.14	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

Exhibit No.		Description

4.15		Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.16		Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.17		Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.18		Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.19		Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended May 3, 2008 filed on June 17, 2008 (File No. 000-50563)).
4.20		Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-50563)).
4.21		Amendment Number 2 to Loan Documents dated April 9, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).
10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on January 8, 2004 (File No. 333-86332)).
10.3		Letter to Peter Edison outlining 2008 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.4		Letter to Stan Tusman outlining 2008 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.5		Letter to Joe Vander Pluym outlining 2008 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.6		Letter to Mark Ianni outlining 2008 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
19.7		Letter to Charlie Daniel outlining 2008 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.8		Letter to Peter Edison outlining 2009 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.9		Letter to Stan Tusman outlining 2009 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.10		Letter to Joe Vander Pluym outlining 2009 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

Exhibit No.		Description

10.11		Letter to Mark Ianni outlining 2009 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.12		Letter to Charlie Daniel outlining 2009 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.13		Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s 2005 Proxy Statement filed on April 27, 2005 (File No. 000-50563)).
10	.13.1	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10	.13.2	Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-50563)).
10.14		Summary of base salaries for specified executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed on May 2, 2008 (File No. 000-50563)).
10.15		Summary of March 11, 2008 stock option grants for the executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.16		Summary of March 12, 2009 restricted stock awards for the executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.17		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.18		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.19		Employment Agreement dated September 5, 2006 by and between the Company and Joe Vander Pluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.20		Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.21		Amended Employment Agreement dated February 3, 2008 by and among the Company and Lawrence L. Spanley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
10.22		Summary of Compensation of Non-management Directors as of March 15, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2007 filed on June 19, 2007 (File No. 000-50563)).
10.23		Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.23.1	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.23.2	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

Exhibit No.		Description

10	.23.3	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).
10	.23.4	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
10	.23.5	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
10	.23.6	Third Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).
10.24		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
10.25		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
10.26		Letter of Understanding Between the Company, Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais Ltda. (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 4, 2002 (File No. 333-86332)).
10.27		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed on June 4, 2002 (File No. 333-86332)).
10.28		Underwriting Agreement, dated February 4, 2004, by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
11.1		Statement regarding computation of per share earnings (incorporated by reference from Note 16 of the Financial Statements).
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1		Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 31, 2009, and February 2, 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its various debt agreements, described in Notes 2, 3, 4, 10, and 11, to fund its working capital needs. The debt agreements contain certain financial covenants with which the Company must comply, and compliance cannot be assured. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for uncertain tax positions effective February 4, 2007.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
April 17, 2009

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	February 2,	January 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$159,671	$134,676
Accounts receivable	1,192,674	1,330,289
Other receivables	182,999	43,090
Inventories	18,061,941	20,976,352
Prepaid expenses and other current assets	697,174	908,796
Prepaid income taxes	1,987,621	118,799

Total current assets	22,282,080	23,512,002
Property and equipment, net	43,810,776	34,029,666
Other assets	1,466,095	966,524

Total assets	$67,558,951	$58,508,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,082,214	$7,556,984
Accrued expenses	9,162,561	8,175,564
Subordinated secured term loan	—	4,817,282
Subordinated convertible debentures	—	4,000,000
Sales tax payable	498,510	1,032,584
Deferred income	1,362,563	1,218,687
Revolving credit facility	11,184,379	11,482,862
Current maturities of capital lease obligations	57,863	—

Total current liabilities	29,348,090	38,283,963
Subordinated convertible debentures	4,000,000	—
Accrued rent liabilities	10,170,761	9,774,829
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 6,655,856 and 7,055,856 shares outstanding at February 2, 2008 and January 31, 2009, respectively	665	705
Additional paid-in capital	37,101,923	38,506,784
Accumulated deficit	(13,062,488)	(28,058,089)

Total shareholders’ equity	24,040,100	10,449,400

Total liabilities and shareholders’ equity	$67,558,951	$58,508,192

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Net sales	$204,753,062	$186,279,987	$183,661,789
Cost of merchandise sold, occupancy, and buying expenses	142,551,034	138,818,865	133,110,127

Gross profit	62,202,028	47,461,122	50,551,662
Operating expenses:
Selling	45,221,479	46,513,361	42,157,931
General and administrative	18,207,593	17,901,666	17,213,142
(Gain) loss on disposal of property and equipment	277,754	(4,698,232)	347,176
Impairment of long-lived assets	55,266	3,131,169	2,609,588

Operating loss	(1,560,064)	(15,386,842)	(11,776,175)
Other income (expense):
Interest expense	(1,005,217)	(1,693,878)	(3,255,087)
Other income (expense), net	112,310	114,822	120,508

Loss before income taxes	(2,452,971)	(16,965,898)	(14,910,754)
Provision for (benefit from) income taxes	(909,860)	691,367	84,847

Net loss	$(1,543,111)	$(17,657,265)	$(14,995,601)

Net loss per common share:	$(0.24)	$(2.70)	$(2.13)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Retained
	Shares		Additional	Earnings
	Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Capital	Deficit)	Total

Balance at January 28, 2006	6,300,479	$630	$34,252,066	$6,137,888	$40,390,584
Stock-based compensation expense	—	—	744,422	—	744,422
Shares issued in connection with exercise of stock warrants	71,366	7	508,983	—	508,990
Shares issued in connection with exercise of stock options	121,190	12	451,410	—	451,422
Income tax benefit from exercise of stock options	—	—	614,542	—	614,542
Net loss	—	—	—	(1,543,111)	(1,543,111)

Balance at February 3, 2007	6,493,035	649	36,571,423	4,594,777	41,166,849
Stock-based compensation expense	—	—	529,571	—	529,571
Shares issued in connection with exercise of stock options	93,821	9	929	—	938
Issuance of restricted stock	69,000	7	—	—	7
Net loss	—	—	—	(17,657,265)	(17,657,265)

Balance at February 2, 2008	6,655,856	665	37,101,923	(13,062,488)	24,040,100
Stock-based compensation expense	—	—	609,901	—	609,901
Issuance of common stock	400,000	40	794,960	—	795,000
Net loss	—	—	—	(14,995,601)	(14,995,601)

Balance at January 31, 2009	7,055,856	$705	$38,506,784	$(28,058,089)	$10,449,400

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Operating activities
Net loss	$(1,543,111)	$(17,657,265)	$(14,995,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,579,929	8,583,524	7,781,462
Deferred income taxes	(755,756)	2,387,809	—
Accretion of debt discount	—	—	667,282
Stock-based compensation expense	744,422	529,571	609,901
Excess income tax benefit from exercise of stock options	(614,542)	—	—
Impairment of long-lived assets	55,266	3,131,169	2,609,588
(Gain) loss on disposal of property and equipment	277,754	(4,698,232)	347,176
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(122,124)	1,117,431	2,294
Inventories	1,895,853	6,040,065	(2,914,411)
Prepaid expenses and other current assets	537,771	16,636	(211,622)
Prepaid income taxes	(1,129,637)	(857,984)	1,868,822
Other assets	(217,235)	(201,690)	714,785
Accounts payable	(3,925,092)	(1,052,428)	474,770
Accrued expenses and deferred income	(2,760,542)	(71,143)	(596,799)
Accrued income taxes	(683,422)	—	—
Accrued rent liabilities	3,087,992	755,144	(395,932)

Net cash provided by (used in) operating activities	2,427,526	(1,977,393)	(4,038,285)
Investing activities
Purchase of property and equipment	(20,390,113)	(4,763,687)	(923,256)
Proceeds from disposition of property and equipment	157,449	5,017,639	1,468

Net cash provided by (used in) investing activities	(20,232,664)	253,952	(921,788)
Financing activities
Net borrowings (payments) on line of credit	13,099,304	(1,914,925)	298,483
Proceeds from issuance of convertible debentures	—	4,000,000	—
Debt issuance costs	—	(420,447)	(325,542)
Excess income tax benefit from exercise of stock options	614,542	—	—
Net proceeds from exercise of stock options	451,422	938	—
Net proceeds from exercise of stock warrants	508,990	—	—
Proceeds from issuance of restricted stock	—	7	—
Proceeds from issuance of subordinated secured term loan and common stock	—	—	7,020,000
Principal payments of subordinated secured term loan	—	—	(2,000,000)
Principal payments under capital lease obligations	(386,744)	(189,807)	(57,863)

Net cash provided by financing activities	14,287,514	1,475,766	4,935,078

Net increase (decrease) in cash and cash equivalents	(3,517,624)	(247,675)	(24,995)
Cash and cash equivalents at beginning of period	3,924,970	407,346	159,671

Cash and cash equivalents at end of period	$407,346	$159,671	$134,676

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,643,607	$82,631	$—

Cash paid for interest	$986,622	$1,667,213	$2,098,519

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
January 31, 2009

1.	Summary of Significant Accounting Policies

Operations

Bakers Footwear Group, Inc., (the Company) was incorporated in 1926 and is engaged in the sale of shoes and accessories through over 230 retail stores throughout the United States under the Bakers and Wild Pair names. The Company is a national full-service retailer specializing in moderately priced fashion footwear. The Company’s products include private-label and national brand dress, casual, and sport shoes, boots, sandals and accessories such as handbags and costume jewelry.

Fiscal Year

The Company’s fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 31, 2009 (fiscal year 2008) and February 2, 2008 (fiscal year 2007) are 52 week periods. The fiscal year ended February 3, 2007 (fiscal year 2006) was a 53 week period. The Company believes that the fifty-third week of fiscal year 2006 does not materially affect comparisons with fiscal year 2008 and fiscal year 2007.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended February 3, 2007, February 2, 2008 and January 31, 2009, the Company recorded $55,266, $3,131,169, and $2,609,588, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense, net of promotional consideration received, totaled $2,118,106, $3,155,156, and $1,116,872 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively. The Company received $310,000, $275,256 and $152,022 in promotional consideration from vendors which was accounted for as a reduction of advertising expense for the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of February 4, 2007, the beginning of fiscal year 2007, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company’s financial

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

statements for fiscal year 2007. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 31, 2009 and February 2, 2008, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card generally entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

The Company recognized income of $2,673,285, $2,818,210, and $2,765,204 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $3,566,463, $4,858,694, and $4,073,687 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $809,408, $916,850, and $814,097 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share being adjusted retrospectively. The Company is currently evaluating the effect FSP EITF 03-6-1 will have on its calculation of earnings per share.

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

The Company’s losses in fiscal years 2008 and 2007 have had a significant negative impact on the Company’s financial position and liquidity. As of January 31, 2009, the Company had negative working capital of $14.8 million, unused borrowing capacity under its revolving credit facility of $0.7 million, and shareholders’ equity had declined to $10.4 million. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 in order to maintain compliance at May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock.

On April 9, 2009, subsequent to year end, the Company again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance as of January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, the Company amended its revolving credit agreement extending the expiration date to January 2011 from August 2010 and obtaining consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate to prime plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

advance rate during the fourth quarter. In connection with this amendment, the Company paid $125,000 in fees. As of April 11, 2009, the balance on the revolving credit facility was $14.8 million and unused borrowing capacity was $2.3 million.

The Company’s business plan for fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales, which began in the second quarter of fiscal year 2008, through the remainder of the year. Fiscal year 2009 comparable store sales through April 11 have increased 7.5% consistent with the business plan, under which the Company expects to maintain adequate levels of liquidity for the remainder of fiscal year 2009. The business plan also reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses which are expected to continue to benefit from cost reductions initiated in 2007. The Company is also working with its landlords and vendors to arrange payment terms that are reflective of the Company’s seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2009 reflects a significant improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.

The Company continues to face considerable liquidity constraints. Although the Company believes the business plan is achievable, should the Company fail to achieve the sales or gross margin levels anticipated, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund its operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

The Company’s subordinated secured term loan includes certain financial covenants which require the Company to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on the Company’s business plan for fiscal year 2009, the Company believes that it will be able to comply with the financial covenants. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the Company’s term loan and could result in the acceleration of the term loan, and possibly all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, the Company’s long-term debt obligations have been classified as current liabilities at January 31, 2009.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Subsequent Event — Amendments to Debt Agreements

On April 9, 2009, subsequent to year end, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010.

In addition, on April 9, 2009 the Company amended its revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s consent to the amendment of the subordinated secured term loan. This amendment also increased the interest rate from the bank’s prime rate to prime rate plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall limit of the facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, the Company paid $125,000 in fees.

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

Under the Loan Agreement, the Company is permitted to prepay the Loan, subject to prepayment penalties which range between 2% and 1% of the aggregate principal balance of the Loan. The Company is also required to make prepayments, subject to a senior subordination agreement (Senior Subordination Agreement) related to the Company’s senior revolving credit facility, on the Loan in certain circumstances, including generally if the Company sells property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.

The Loan agreement, as amended, contains financial covenants which require the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.0 million each, for fiscal years 2009 and 2010.

Upon the occurrence of an event of default as defined in the Loan Agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.

The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed below, covering these shares was declared effective by the SEC. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the actual amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company accretes the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company amortizes the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.

The Company also entered into a registration rights agreement in respect of the shares issued. The Company was required to file a registration statement relating to the shares with the SEC by the earlier of 90 days of February 1, 2008 and five business days of the filing date of its annual report on Form 10-K for fiscal year 2007. The Company was also required to have the registration statement declared effective by the SEC within 120 days after February 1, 2008. The Company met each of these deadlines. If the Company did not meet these deadlines, or if the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if the Company’s common stock ceases to be traded on an eligible market as required, then the Company must generally pay liquidated damages in an amount equal to 2% of the value of the registrable shares remaining. The Company is required to use its reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. The Company is required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. The Company also has certain other ongoing obligations, including providing specified notices and certain information, indemnifying the investor for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about the Company.

On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of January 31, 2009, the maximum amount of liquidated damages that the Company could be required to pay is $263,040, which represents 12 potential monthly payments of $21,920. The Company filed the required registration statement on May 9, 2008 and the registration statement was declared effective by the SEC on May 21, 2008. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

Scheduled principal payments, net of debt discount applied on the effective interest method are $2,260,837 for fiscal year 2009 and $2,556,445 for fiscal year 2010.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful	February 2,	January 31,
	Lives	2008	2009

Furniture, fixtures, and equipment	3 to 8 years	$29,436,089	$29,354,367
Leasehold improvements	up to 10 years	41,559,804	41,770,376
Computer equipment and software	3 years	5,129,929	5,290,391
Construction in progress		1,152,039	556,819

		77,277,861	76,971,953
Less accumulated depreciation and amortization		33,467,085	42,942,287

		$43,810,776	$34,029,666

Depreciation and amortization of property and equipment was, $7,579,929, $8,583,524, and $7,781,462 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	February 2,	January 31,
	2008	2009

Employee compensation and benefits	$1,870,318	$1,861,819
Accrued rent	873,247	265,975
Other	6,418,996	6,047,770

	$9,162,561	$8,175,564

7.	Capital Lease Obligations

Assets under capital leases totaling $4,111,980 at both February 2, 2008 and January 31, 2009, relate primarily to equipment obtained to support the Company’s integrated “point of sale” system and are included as a component of property and equipment. Accumulated amortization on assets capitalized under capital leases totals $4,049,896 and $4,111,980 at February 2, 2008 and January 31, 2009, respectively.

Obligations under capital leases were $57,863 and $0 at February 2, 2008 and January 31, 2009, respectively.

8.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $38,578,530, $41,472,788, and $40,403,205 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $231,104, $76,767, and $122,824 for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments, excluding executory costs, at January 31, 2009 are as follows:

Fiscal year:
2009	$25,713,736
2010	23,452,733
2011	22,090,549
2012	20,431,806
2013	18,560,196
Thereafter	43,122,540

$153,371,560

9.	Sale of Leasehold Interest

In fiscal year 2007 the Company entered into an agreement to terminate a long-term below market operating lease in exchange for a $5,050,000 cash payment received December 11, 2007, and the right to continue occupying the space through January 8, 2009. The Company used the net proceeds of approximately $5.0 million to reduce the balance on its revolving credit agreement. The Company does not believe that it has any other operating leases that could be terminated on substantially similar terms. The Company recognized a net gain of $4.7 million in fiscal year 2007 which is disclosed as a component of (gain) loss on disposal of property and equipment in the accompanying Statement of Operations.

10.	Subordinated Convertible Debentures

The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. The initial conversion price was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.

The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the Shares described in Note 4, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59. As a result of the issuance of the shares described in Note 3, effective April 9, 2009, subsequent to year end, the weighted average conversion price of the debentures decreased from $8.59 to $8.31.

11.	Revolving Credit Agreement

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement, as amended in April 2009, calls for a maximum line of credit of $30,000,000 ($40,000,000 pre-amendment) subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on January 31, 2011 (August 31, 2010 pre-amendment), and is secured by substantially all assets of the Company. The credit facility is senior to our subordinated secured term loan and our subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 2.5% (base rate only pre-amendment) (3.25% per annum at January 31, 2009). The weighted average interest rate approximated 8.1%, 7.8%, and 5.1% for the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively. An unused line fee

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of 0.50% (0.25% pre-amendment) per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. At January 31, 2009, the Company has approximately $0.7 million of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 2.25% to 3.0% (1.5% to 2.25% pre-amendment).

As of April 11, 2009, the Company had an outstanding balance of $14.8 million and approximately $2.3 million of unused borrowing capacity, based on the borrowing base calculation. As of January 31, 2009, the Company was in compliance with all its financial and other covenants and expects to remain in compliance throughout fiscal year 2009 based on the expected execution of its business plan as discussed in Note 2.

The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At February 2, 2008 and January 31, 2009, the Company had no outstanding letters of credit.

12.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company made no matching contributions for the years ended February 3, 2007, February 2, 2008, or January 31, 2009.

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

The Company was served with a lawsuit filed in federal court in the state of California by two former store managers. The two former managers claimed they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act and they filed the case as a class action on behalf of California based store managers. In December 2008, the parties in the lawsuit agreed to a cash settlement which the court has preliminary approved. The agreed upon settlement is not expected to have a material adverse effect on the Company.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.

At February 3, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three-year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets. The Company increased the valuation allowance to $7,186,389 and $12,896,006 as of February 2, 2008 and January 31, 2009, respectively. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

During fiscal year 2008, the Company received federal and state income tax refunds of $1.8 million from the carryback of net operating losses. The Company recognized $0.1 million of income tax expense during fiscal year 2008 related to differences between the alternative minimum tax and the realization of state loss carrybacks recognized in the income tax provision and the federal and state income tax returns filed for fiscal year 2007 . The balance of prepaid income taxes at February; 2, 2008, consists of the calculated refund of federal income taxes previously paid related to available net operating loss carrybacks that will be claimed on the Company’s federal income tax return for the year ended February 2, 2008 and refunds of state estimated income tax payments made for fiscal year 2007 that were claimed on the Company’s state income tax returns for the year ended February 2, 2008. The balance of prepaid income taxes at January 31, 2009 consists of refunds of state estimated income tax payments. As of January 31, 2009, the Company has approximately $18.8 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Current:
Federal	$(111,713)	$(3,380,295)	$(3,007,729)
State and local	(42,391)	(220,329)	(840,435)

Total current	(154,104)	(3,600,624)	(3,848,164)

Deferred:
Federal	(639,486)	(1,982,129)	(1,491,342)
State and local	(116,270)	(912,269)	(285,264)

Total deferred	(755,756)	(2,894,398)	(1,776,606)

Valuation allowance	—	7,186,389	5,709,617

Total provision for (benefit from) income taxes	$(909,860)	$691,367	$84,847

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The differences between the provision for (benefit from) income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Federal income tax at statutory rate	$(858,540)	$(5,938,064)	$(5,218,763)
Impact of federal alternative minimum tax	—	—	214,907
Impact of state NOL carryback refunds	—	—	(137,651)
Impact of graduated Federal rates	24,530	169,659	149,107
State and local income taxes, net of Federal income taxes	(108,632)	(753,399)	(651,802)
Change in valuation allowance	—	7,186,389	5,709,617
Permanent differences	32,782	26,782	19,432

Total provision for (benefit from) income taxes	$(909,860)	$691,367	$84,847

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

Components of the Company’s deferred tax assets and liabilities are as follows:

	February 2,	January 31,
	2008	2009

Deferred tax assets:
Net operating loss carryforward	$3,048,240	$7,332,648
Vacation accrual	392,994	384,696
Inventory	1,379,621	1,187,969
Stock-based compensation	650,373	888,235
Accrued rent	4,049,924	3,812,183

Total deferred tax assets	9,521,152	13,605,731

Deferred tax liabilities:
Property and equipment	2,150,157	550,008
Prepaid expenses	184,606	159,717

Total deferred tax liabilities	2,334,763	709,725

Valuation allowance	(7,186,389)	(12,896,006)

Net deferred tax assets	$—	$—

15.	Stock-Based Compensation

Adoption of SFAS 123R

On January 29, 2006, the Company adopted SFAS 123R which requires the Company to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. The Company used the modified

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

prospective transition method under which financial statements covering periods prior to adoption have not been restated. The Company determines the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires the Company to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. Under SFAS 123R the Company also makes assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

Stock Options

The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan). Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, options have terms not exceeding 10 years from the date of grant and vest ratably over three to five years on each annual anniversary of the option grant date. The Company has issued new shares of stock upon exercise of stock options through fiscal year 2008 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, are as follows:

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Options granted	91,728	272,613	310,500
Weighted-average fair value of options granted	$10.48	$3.59	$0.86
Assumptions:
Dividends	0%	0%	0%
Risk-free interest rate	4.75% - 5.0%	4.25% - 4.5%	2.83% - 3.69%
Expected volatility	50% - 55%	43% - 46%	46%
Expected option life	5-6 years	5-6 years	6 years

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock option activity through January 31, 2009 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at January 28, 2006	207,710	$1.62	438,680	$9.41	646,390	$6.91
Granted	—	—	91,728	19.61	91,728	19.61
Vested	98,660	9.21	(98,660)	9.21	—	—
Exercised	(121,190)	3.79	—	—	(121,190)	3.79
Forfeited	(1,380)	8.32	(16,220)	13.55	(17,600)	13.14

Balance at February 3, 2007	183,800	4.22	415,528	11.55	599,328	9.30
Granted	—	—	272,613	7.38	272,613	7.38
Vested	116,876	11.00	(116,876)	11.00	—	—
Exercised	(93,821)	0.01	—	—	(93,821)	0.01
Forfeited	(31,077)	10.27	(58,817)	11.62	(89,894)	11.15

Balance at February 2, 2008	175,778	9.90	512,448	9.45	688,226	9.56

Granted	—	—	310,500	1.79	310,500	1.79
Vested	156,498	9.67	(156,498)	9.67	—	—
Exercised	—	—	—	—	—	—
Forfeited	(12,154)	10.62	(24,999)	6.98	(37,153)	8.17

Balance at January 31, 2009	320,122	$9.76	641,451	$5.78	961,573	$7.11

Total stock based compensation expense was $744,422, $529,571 and $609,901 for the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. Income tax benefits recognized related to stock-based compensation expense was $286,022, $206,533, and $237,862 for the fiscal years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively, although the tax benefits in fiscal years 2007 and 2008 were offset in their entirety by the income tax valuation allowance. The total intrinsic value of the options exercised during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $1,906,096, $271,143 and $0, respectively. The Company recognizes income tax deductions equal to the intrinsic value of stock options exercised. For the year ended February 3, 2007, such deductions resulted in an income tax benefit of $728,861, which was recognized as a $614,542 increase in additional paid-in capital and a $114,319 reduction in deferred income tax assets. For the year ended February 2, 2008, such deductions resulted in an income tax benefit of $104,179, which, as a result of the Company’s net operating loss carryforward position, will not be recognized for financial reporting purposes until realized on a future income tax return. For the year ended January 31, 2009 there was no options exercised. Cash payments received from option holders upon exercise of options during the years ended February 3, 2007, February 2, 2008 and January 31, 2009 were $451,422, $938, and $0, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about vested stock options as of January 31, 2009:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	4,719	5.0	$0.01	$1,840
$1.43 - $4.52	26,800	8.7	4.52	—
$7.75	140,160	5.0	7.75	—
$9.30 - $13.80	118,438	6.6	11.11	—
$20.06	30,005	7.1	20.06	—

Total ($0.01 - $20.06)	320,122	6.1	9.76	$1,840

The following table summarizes information about vested stock options and stock options expected to vest as of January 31, 2009:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	4,719	5.0	$0.01	$1,840
$1.43 - $4.52	398,400	9.0	2.64	—
$7.75	190,200	5.0	7.75	—
$9.30 - $13.80	263,382	7.0	10.95	—
$20.06	63,037	7.1	20.06	—

Total ($0.01 - $20.06)	919,738	7.5	7.26	$1,840

As of January 31 2009, the total unrecognized compensation cost related to non vested stock-based compensation is $1,222,282, and the weighted-average period over which this compensation is expected to be recognized is 1.6 years.

Restricted and Performance Shares

Under the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan), up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan. The Company issued performance shares with a grant-date fair value of $20.06 and $10.39 during the years ended February 3, 2007 and February 2, 2008, respectively, to certain employees. The performance shares vest after 36 months in amounts dependent upon the achievement of performance objectives for net sales and return on average assets for the respective three year performance periods. Depending upon the extent to which the performance objectives are met, the Company would issue between zero and 68,274 shares for performance shares granted during the year ended February 3, 2007 and would issue between zero and 136,260 shares for performance shares granted during the year ended February 2, 2008. No restricted or performance shares were issued prior to the year ended February 3, 2007. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. Because of the impact of the net losses in fiscal years 2006, 2007, and 2008, on the Company’s ability to meet the required minimum return on average assets performance objective for the performance period, as of February 3, 2007, February 2, 2008, and January 31, 2009, the Company estimated that no performance shares would vest at the end of the performance periods. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. For the years ended February 3, 2007, February 2, 2008, and January 31, 2009 the Company recognized no stock-based compensation

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expense related to performance shares. On January 31, 2009, the performance shares granted during the fiscal year ended February 3, 2007 were cancelled as the performance objectives were not met.

During fiscal year 2007, the Company granted 69,000 restricted shares of common stock that vest 60 months after issuance. The grant date fair value of each restricted share is $4.52. Compensation expense related to restricted shares is recognized ratably over the vesting period based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of February 2, 2008 and January 31, 2009, the Company estimated that 66,000 restricted shares and 62,000 restricted shares, respectively, would vest at the end of the vesting period. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. As of February 2, 2008 and January 31, 2009, the aggregate intrinsic value of restricted shares expected to vest was $196,020 and, $24,800, respectively.

16.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	February 3,	February 2,	January 31,
	2007	2008	2009

Numerator:
Net income (loss)	$(1,543,111)	$(17,657,265)	$(14,995,601)
Numerator for basic earnings (loss) per share	(1,543,111)	(17,657,265)	(14,995,601)
Interest expense related to convertible debentures	—	—	—
Numerator for diluted earnings (loss) per share	$(1,543,111)	$(17,657,265)	$(14,995,601)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	6,453,527	6,540,905	7,040,609
Effect of dilutive securities:
Stock options	—	—	—
Stock purchase warrants	—	—	—
Convertible debentures	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,453,527	6,540,905	7,040,609

The diluted earnings per share calculation for the year ended January 31, 2009 excludes incremental shares of 4,689 related to outstanding stock options and incremental shares of 464,938 related to shares underlying convertible debentures because they are antidilutive. The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the year ended January 31, 2009 because they had exercise prices that were greater than the average closing price of the Company’s common stock for the period. The diluted earnings per share calculation for the year ended February 2, 2008 excludes incremental shares of 78,695 related to outstanding stock options and incremental shares of 269,839 related to shares underlying convertible debentures because they are antidilutive.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are as follows:

	February 2, 2008		January 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$159,671	$159,671	$134,676	$134,676
Revolving credit facility	11,184,379	11,184,379	11,482,862	11,482,862
Subordinated secured term loan	—	—	4,817,282	4,786,652
Subordinated convertible debentures	4,000,000	3,023,392	4,000,000	2,227,463
Capital lease obligations, including current maturities	57,863	57,863	—	—

The carrying amount of cash equivalents and capital lease obligations approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated secured term loan and the subordinated convertible debentures have been estimated based on Level 3 inputs in the SFAS 157 hierarchy as there is no relevant publicly available data regarding the valuation of debt of similar size and maturities of companies with comparable credit ratings.

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

19.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2007 and 2008 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Fiscal year 2007:
Net sales	$49,255,817	$41,984,658	$40,293,957	$54,745,555
Gross profit	15,288,041	9,276,094	3,508,981	19,388,006
Net income (loss)(1)(2)(3)	(965,174)	(8,744,782)	(15,294,582)	7,347,273
Basic earnings (loss) per share	(0.15)	(1.35)	(2.35)	1.10
Diluted earnings (loss) per share	(0.15)	(1.35)	(2.35)	1.03

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Fiscal year 2008:
Net sales	$43,537,503	$43,568,099	$41,075,064	$55,481,123
Gross profit	11,249,973	12,879,165	8,996,887	17,425,637
Net income (loss)(1)(3)	(4,874,068)	(2,261,710)	(8,343,124)	483,301
Basic earnings (loss) per share	(0.70)	(0.32)	(1.18)	0.07
Diluted earnings (loss) per share	(0.70)	(0.32)	(1.18)	0.07

(1)	At February 3, 2007, the Company had adequate available net operating loss carryback potential to support the recorded balance of net deferred tax assets. The Company’s loss before income taxes for the twenty-six weeks ended August 4, 2007 exceeded the Company’s carryback potential and was anticipated to result in a cumulative loss before income taxes for the three year period ending February 2, 2008. Therefore, as of August 4, 2007, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a $4,142,287 valuation allowance against its net deferred tax assets which resulted in a net provision for income tax expense of $1,280,839 for the second quarter of fiscal year 2007. As a consequence of the existence of the valuation allowance, there was no net provision for or benefit from income taxes during the third and fourth quarters of fiscal year 2007. During fiscal year 2008 the Company recognized income tax expense of $222,498 in the second quarter related to federal alternative minimum tax and recognized income tax benefit of $137,651 in the fourth quarter related to realized state net operating loss carrybacks. All other net income tax benefits were offset by changes to the valuation allowance.

(2)	On December 11, 2007, the Company entered into an agreement to terminate a below market operating lease, in exchange for a $5,050,000 cash payment, and the right to continue occupying the space through January 8, 2009. The Company recognized a net gain of $4.7 million from this transaction in the fourth quarter of fiscal year 2007.

(3)	During the second and third quarters of fiscal year 2007 and the third quarter of fiscal year 2008, the Company recognized $755,672, $2,375,497, and $2,609,588 respectively in noncash charges related to the impairment of long-lived assets of underperforming stores.