Form 10-Q
period 2009-05-02
BAKERS FOOTWEAR GROUP INC
filed 2009-06-08
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No .☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 7,382,856 shares issued and outstanding as of June 3, 2009.

BAKERS FOOTWEAR GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	May 3, 2008	January 31, 2009	May 2, 2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,861	$134,676	$140,689
Accounts receivable	1,502,960	1,330,289	1,599,852
Other receivables	269,557	43,090	109,567
Inventories	23,611,088	20,976,352	22,610,030
Prepaid expenses and other current assets	906,986	908,796	1,147,374
Prepaid income taxes	1,954,011	118,799	131,490

Total current assets	28,406,463	23,512,002	25,739,002
Property and equipment, net	41,861,317	34,029,666	32,167,120
Other assets	1,211,561	966,524	1,011,933

Total assets	$71,479,341	$58,508,192	$58,918,055

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,926,272	$7,556,984	$8,771,260
Accrued expenses	8,956,848	8,175,564	8,190,144
Subordinated secured term loan	5,770,633	4,817,282	4,281,389
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Sales tax payable	694,532	1,032,584	814,469
Deferred income	1,356,373	1,218,687	1,358,234
Revolving credit facility	11,510,954	11,482,862	13,835,294
Current maturities of capital lease obligations	29,928	—	—

Total current liabilities	41,245,540	38,283,963	41,250,790
Accrued rent liabilities	10,196,677	9,774,829	9,666,818
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,005,856 shares outstanding at May 3, 2008, 7,055,856 shares outstanding at January 31, 2009 and 7,382,856 shares outstanding at May 2, 2009	700	705	738
Additional paid-in capital	37,972,980	38,506,784	38,826,466
Accumulated deficit	(17,936,556)	(28,058,089)	(30,826,757)

Total shareholders’ equity	20,037,124	10,449,400	8,000,447

Total liabilities and shareholders’ equity	$71,479,341	$58,508,192	$58,918,055

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Net sales	$43,537,503	$44,976,621
Cost of merchandise sold, occupancy, and buying expenses	32,287,530	32,280,181

Gross profit	11,249,973	12,696,440
Operating expenses:
Selling	10,711,973	9,975,823
General and administrative	4,385,266	4,339,640
Loss on disposal of property and equipment	221,860	284,581

Operating loss	(4,069,126)	(1,903,604)
Other income (expense):
Interest expense	(806,748)	(886,580)
Other, net	1,806	21,516

Loss before income taxes	(4,874,068)	(2,768,668)
Benefit from income taxes	—	—

Net loss	$(4,874,068)	$(2,768,668)

Net loss per common share	$(0.70)	$(0.39)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 31, 2009	7,055,856	$705	$38,506,784	$(28,058,089)	$10,449,400
Stock-based compensation expense	—	—	127,207	—	127,207
Issuance of common stock	250,000	25	192,475	—	192,500
Issuance of restricted stock, net of cancellations	77,000	8	—	—	8
Net loss	—	—	—	(2,768,668)	(2,768,668)

Balance at May 2, 2009	7,382,856	$738	$38,826,466	$(30,826,757)	$8,000,447

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Operating activities
Net loss	$(4,874,068)	$(2,768,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,041,125	1,733,344
Accretion of debt discount	199,380	151,607
Stock-based compensation expense	156,092	127,207
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	—	192,500
Loss on disposal of property and equipment	221,860	284,581
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(396,844)	(336,032)
Inventories	(5,549,147)	(1,633,678)
Prepaid expenses and other current assets	(209,812)	(238,578)
Prepaid income taxes	33,610	(12,691)
Other assets	466,329	(45,409)
Accounts payable	1,844,058	1,214,276
Accrued expenses and deferred income	(15,881)	(63,988)
Accrued rent liabilities	25,916	(108,011)

Net cash used in operating activities	(6,057,382)	(1,503,540)

Investing activities
Purchase of property and equipment	(313,886)	(155,379)
Proceeds from disposition of property and equipment	360	—

Net cash used in investing activities	(313,526)	(155,379)

Financing activities
Net advances under revolving credit facility	326,575	2,352,432
Proceeds from the issuance of subordinated secured term loan and common stock	7,025,000	—
Costs of issuing subordinated term loan and common stock	(325,542)	—
Principal payments on subordinated secured term loan	(625,000)	(687,500)
Principal payments under capital lease obligations	(27,935)	—

Net cash provided by financing activities	6,373,098	1,664,932
Net increase (decrease) in cash and cash equivalents	2,190	6,013
Cash and cash equivalents at beginning of period	159,671	134,676

Cash and cash equivalents at end of period	$161,861	$140,689

Supplemental disclosures of cash flow information
Cash paid for interest	$455,593	$380,835

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
2. Liquidity
     The Company’s cash requirements are primarily for working capital, principal and interest payments on debt obligations and capital expenditures. Historically, these cash needs have been met by cash flows from operations, borrowings under the Company’s revolving credit facility and sales of securities. The balance on the revolving credit facility fluctuates throughout the year as a result of seasonal working capital requirements and other uses of cash.
     The Company’s losses in the first quarter of fiscal year 2009 and recent years had a significant negative impact on the Company’s financial position and liquidity. As of May 2, 2009, the Company had negative working capital of $15.5 million, unused borrowing capacity under its revolving credit facility of $0.3 million, and shareholders’ equity had declined to $8.0 million. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan, as described in Note 3, to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 in order to maintain compliance at May 3, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock.
     On April 9, 2009, the Company again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance as of January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, the Company amended its revolving credit agreement extending the expiration date to January 2011 from August 2010 and obtaining consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate to prime plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, the Company paid $125,000 in fees. As of June 3, 2009, the balance on the revolving credit facility was $9.5 million and unused borrowing capacity was $0.9 million.
     The Company’s business plan for the remainder of fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales, which began in the second quarter of fiscal year 2008, and working with its vendors and landlords to arrange payment terms that are more reflective of the Company’s seasonal cash flow patterns in order to manage availability. Fiscal year 2009 comparable store sales through May 30, 2009 have increased 4.4%, slightly below the planned increase for the period. The Company expects to achieve its planned sales and maintain adequate levels of liquidity for the remainder of fiscal year 2009. The business plan also reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses. The business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     The Company continues to face considerable liquidity constraints. Although the Company believes its business plan is achievable, should the Company not achieve the sales or gross margin levels anticipated, not obtain payment terms from vendors and landlords more reflective of its seasonal cash flow patterns, or if incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
     The Company’s subordinated secured term loan includes certain financial covenants which require the Company to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on the Company’s business plan for the remainder of fiscal year 2009, the Company believes that it will be able to comply with the financial covenants. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the Company’s term loan and could result in the acceleration of the term loan, and possibly all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, the Company’s long-term debt obligations have been classified as current liabilities.
     The Company’s independent registered public accounting firm’s report issued in the Company’s Annual Report on Form 10-K for fiscal year 2008 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
3. Subordinated Secured Term Loan
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
     The Loan agreement contains financial covenants which require the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.0 million each for fiscal years 2009 and 2010.

     Upon the occurrence of an event of default as defined in the Loan Agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.
     The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed below, covering these shares was declared effective by the SEC. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the actual amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company is accreting the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company is amortizing the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.
     The Company also entered into a registration rights agreement in respect of the shares issued. The Company timely complied with its obligations to file a registration statement relating to the shares and have the registration statement declared effective by the SEC. If the registration statement ceases to be effective for more than 60 days per year or more than 30 consecutive calendar days or if the Company’s common stock ceases to be traded on an eligible market as required, then the Company must generally pay liquidated damages in an amount equal to 2% of the value of the registrable shares remaining. The Company is required to use its reasonable best efforts to keep the registration statement continuously effective, subject to certain exceptions, until the earlier of all of the registrable securities being sold or ceasing to be registrable under the agreement, or February 1, 2010. The Company is required to pay all costs of preparing, filing and maintaining the effectiveness of the registration statement. The Company also has certain other ongoing obligations, including providing specified notices and certain information, indemnifying the investor for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about the Company.
     On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of May 2, 2009, the maximum amount of liquidated damages that the Company could be required to pay is $197,280, which represents 9 potential monthly payments of $21,920. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
     On April 9, 2009, the Company amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010.

     Scheduled principal payments, net of debt discount applied on the effective interest method are $1,724,944 for the remainder of fiscal year 2009 subsequent to May 2, 2009 and $2,556,445 for fiscal year 2010.
4. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank (Bank). This agreement, as amended in April 2009, calls for a maximum line of credit of $30,000,000 ($40,000,000 pre-amendment) subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on January 31, 2011 (August 31, 2010 pre-amendment), and is secured by substantially all assets of the Company. The revolving credit agreement is senior to the subordinated secured term loan and the subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 2.5% (base rate only pre-amendment), which was 3.25% per annum at May 2, 2009 and January 31, 2009, or at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 2.25% to 3.0% (1.5% to 2.25% pre-amendment). An unused line fee of 0.50% (0.25% pre-amendment) per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $2,500,000, $700,000, and $345,000 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of May 3, 2008, January 31, 2009, and May 2, 2009, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of May 2, 2009, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2009 based on the expected execution of its business plan, as discussed in Note 2.
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
     The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the shares described in Note 3, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59. As a result of the issuance of the shares on April 9, 2009, the weighted average conversion price of the debentures decreased from $8.59 to $8.31.
     On February 1, 2009, the Company adopted the FASB Emerging Issues Task Force (EITF) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) and establishes a two-step process for making such determination. Under EITF 07-5, the Company will account separately for the fair value of the conversion feature of the convertible debentures beginning February 1, 2009. As of February 1, 2009 and May 2, 2009, the Company determined that the fair value of the conversion feature was de minimis. There was no significant financial impact to the Company as a result of adopting EITF 07-5. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.
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
     Based on the Company’s analyses during fiscal 2007 and 2008, management concluded that the realizability of net deferred tax assets was no longer more likely than not and therefore established a valuation allowance against its net deferred tax assets. As of May 2, 2009, the Company increased the valuation allowance to $13,954,736. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at May 2, 2009, consists of required state estimated income tax payments. As of May 2, 2009, the Company has approximately $20.6 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Current:
Federal	$(1,330,381)	$(578,513)
State and local	(287,145)	(130,876)

Total current	(1,617,526)	(709,389)

Deferred:
Federal	(209,447)	(295,596)
State and local	(38,081)	(53,745)

Total deferred	(247,528)	(349,341)

Valuation allowance	1,865,054	1,058,730

Total provision for (benefit from) income taxes	$—	$—

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Federal income tax at statutory rate	$(1,705,924)	$(969,034)
Impact of graduated Federal rates	48,741	27,687
State and local taxes, net of federal income taxes	(215,547)	(122,441)
Change in valuation allowance	1,865,054	1,058,730
Permanent differences	7,676	5,058

Total provision for (benefit from) income taxes	$—	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows:

	May 3, 2008	January 31, 2009	May 2, 2009
Deferred tax assets:
Net operating loss carryforward	$4,665,766	$7,332,648	$8,042,038
Vacation accrual	398,844	384,696	389,376
Inventory	1,627,809	1,187,969	1,271,896
Stock-based compensation	711,249	888,235	937,845
Accrued rent	4,001,531	3,812,183	3,770,059

Total deferred tax assets	11,405,199	13,605,731	14,411,214

Deferred tax liabilities:
Property and equipment	2,115,010	550,008	224,513
Prepaid expenses	238,746	159,717	231,965

Total deferred tax liabilities	2,353,756	709,725	456,478

Valuation allowance	(9,051,443)	(12,896,006)	(13,954,736)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 2, 2009, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
7. Stock-Based Compensation
     During the thirteen weeks ended May 2, 2009, the Company issued 72,000 nonqualified stock options with a weighted average exercise price of $0.33. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.
     The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended May 3, 2008 and May 2, 2009 are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Options granted	216,500	72,000
Weighted-average fair value of options granted	$0.93	$0.33
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8%	2.2%
Expected volatility	46%	54%
Expected option life	6 years	6 years
     During the thirteen weeks ended May 2, 2009, the Company also issued 84,000 shares of restricted common stock and cancelled 7,000 previously issued shares of restricted stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.32.
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

     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Numerator:
Net loss	$(4,874,068)	$(2,768,668)

Numerator for loss per share	(4,874,068)	(2,768,668)

Interest expense related to convertible debentures	—	—
Numerator for diluted loss per share	$(4,874,068)	$(2,768,668)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,005,856	7,163,779
Effect of dilutive securities Stock options	—	—
Stock purchase warrants	—	—
Convertible debentures	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,005,856	7,163,779

     The diluted earnings per share calculation for the thirteen weeks ended May 2, 2009 excludes 4,765 incremental shares related to outstanding stock options and 469,623 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended May 3, 2008 excludes 4,696 incremental shares related to outstanding stock options and 462,962 incremental shares underlying convertible debentures because they are antidilutive.
     During the first quarter of 2009, the Company adopted EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF Issue Number 03-6-1 requires all prior period EPS data to be adjusted retrospectively. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basic and diluted EPS.
9. Fair Value Measurements
     SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The initial adoption and continued application of SFAS 157 has not significantly impacted the Company’s financial statements.
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
     The Company was served with a lawsuit filed in federal court in the state of California by two former store managers. The two former managers claimed they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act and they filed the case as a class action on behalf of California based store managers. In December 2008, the parties in the lawsuit agreed to a cash settlement which the court approved on May 14, 2009. The settlement did not have a material adverse effect on the Company.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of May 2, 2009, we operated 239 stores, including 219 Bakers stores and 20 Wild Pair stores located in 37 states.
     We reduced our net loss in the first quarter of 2009 by $2.1 million to $2.8 million down from $4.9 million in the first quarter of fiscal year 2008. During the first quarter of 2009, our net sales increased 3.3% compared to the first quarter of 2008, and our comparable store sales increased 4.8%. During the quarter, sales were driven by open-toe footwear across each of the styles offered. Gross profit percentage increased to 28.2% of sales in the first quarter of 2009 compared to 25.8% in the first quarter of 2008. Our selling expenses decreased 6.9% and our general and administrative expenses decreased 1.0%. Comparable store sales for the first four weeks of the second quarter increased 3.1%.
     We incurred net losses of $15.0 million and $17.7 in fiscal years 2008 and 2007, but continue to make significant progress in focusing our inventory lines and maintaining cost control. Since June 2008, we have achieved positive comparable store sales each month through May 2009. Our losses in the first quarter of fiscal year 2009 and in fiscal years 2008 and 2007 have had a significant negative impact on our financial position and liquidity. As of May 2, 2009, we had negative working capital of $15.5 million, unused borrowing capacity under our revolving credit facility of $0.3 million, and our shareholders’ equity had declined to $8.0 million. In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
     On April 9, 2009, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment also increased our interest rate from the bank’s prime rate to prime plus 2.5%, increased our unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees. As of June 3, 2009, the balance on our revolving line of credit was $9.5 million and our unused borrowing capacity was $0.9 million.
     Our business plan for the remainder of fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales, which began in the second quarter of fiscal year 2008 and working with our vendors and landlords to arrange payment terms that are more reflective of our seasonal cash flow patterns in order to manage availability. Fiscal year 2009 comparable store sales through May 30, 2009 are up 4.4%, slightly below the planned increase for the period. We expect to achieve our planned sales and maintain adequate levels of liquidity for the remainder of fiscal year 2009. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe this focus on inventory should improve our overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses. Our business plan for fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales margin or cash flow contemplated in our business plan. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
     We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we not achieve the sales or gross margin levels we anticipate, not obtain payment terms from vendors and landlords more reflective of our seasonal cash flow patterns, or incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.
     Our independent registered public accounting firm’s report issued in our Annual Report on Form 10-K for fiscal year 2008 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and our potential inability to comply with financial covenants. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition.
     For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales (“Multi-Channel Sales”) as one store in calculating our comparable store sales.
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
Merchandise inventories
     Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses after an agreement with the vendor is executed and when the related inventory is sold. We physically count all merchandise inventory on hand annually, generally during the month of January, and adjust the recorded balance to reflect the results of the physical count. We record estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of merchandise sold, occupancy, and buying costs. Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining permanent markdowns, we consider current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The process of determining our expected adjustments to retail prices requires significant judgment by management. The ultimate amount realized from the sale of inventories could differ materially from our estimates. If market conditions are less favorable than those projected, additional inventory markdowns may be required.
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
Stock-based compensation expense
     In accordance with SFAS No. 123R, Share-Based Payment, (SFAS 123R), we recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R, we also make assumptions regarding the number of options, the number of performance shares and the number of shares of restricted stock that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.
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
     Based on our analyses during fiscal year 2007 and fiscal year 2008, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
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
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of May 2, 2009, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	74.2	71.8

Gross profit	25.8	28.2
Selling expense	24.6	22.2
General and administrative expense	10.1	9.7
Loss on disposal of property and equipment	0.5	0.6

Operating loss	(9.4)	(4.2)
Other income, net	—	—
Interest expense	(1.8)	(2.0)

Loss before income taxes	(11.2)	(6.2)
Benefit from income taxes	—	—

Net loss	(11.2)%	(6.2)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Number of stores at beginning of period	249	239
Stores opened during period	1	1
Stores closed during period	(1)	(1)

Number of stores at end of period	249	239

Thirteen Weeks Ended May 2, 2009 Compared to Thirteen Weeks Ended May 3, 2008
     Net sales. Net sales increased to $45.0 million for the thirteen weeks ended May 2, 2009 (first quarter 2009) from $43.5 million for the thirteen weeks ended May 3, 2008 (first quarter 2008), an increase of $1.5 million or 3.3%. During the quarter, sales were driven by open-toe footwear across each of the styles offered. Our comparable store sales for the first quarter of 2009, including multi-channel sales, increased by 4.8% compared to an 11.1% decrease in comparable store sales in the first quarter of 2008. Our unit sales increased 4.4% and our average unit selling prices decreased 0.1% compared to the first quarter of 2008. Our multi-channel sales increased 7.1% to $2.6 million.
     Gross profit. Gross profit increased to $12.7 million in the first quarter of 2009 from $11.2 million in the first quarter of 2008, an increase of $1.5 million or 12.9%. As a percentage of sales, gross profit increased to 28.2% in the first quarter of 2009 from 25.8% in the first quarter of 2008 primarily as a result of strong regular price sales in open-toe footwear. We attribute the increase in gross profit to the following components: an increase of $1.1 million from improved gross margin percentage, an increase of $0.6 million from higher comparable store sales, partially offset by a decrease of $0.2 million from net store closings. Total markdown costs were $5.6 million in the first quarter of 2009 compared to $5.8 million in the first quarter of 2008.
     Selling expense. Selling expense decreased to $10.0 million in the first quarter of 2009 from $10.7 million in the first quarter of 2008, a decrease of $0.7 million or 6.9%, and decreased as a percentage of sales to 22.2% from 24.6%. This decrease was primarily the result of $0.3 million in lower advertising and marketing expenses, $0.2 million decrease in store depreciation expense, due to a reduction in store count, $0.1 million decrease in store payroll expenses and $0.1 million decrease in other expenses.

     General and administrative expense. General and administrative expense decreased to $4.3 million in the first quarter of 2009 from $4.4 million in the first quarter of 2008, a decrease of $0.1 million or 1.0%, and decreased as a percentage of sales to 9.7% from 10.1%.
     Interest expense. Interest expense increased to $0.9 million in the first quarter of 2009 from $0.8 million in the first quarter of 2008.
     Net loss. We had a net loss of $2.8 million, 6.2% of net sales, in the first quarter of 2009 compared to a net loss of $4.9 million, 11.2% of net sales, in the first quarter of 2008.
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
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, principal and interest payments on our debt, and capital expenditures. Historically, these cash needs have been met by cash flows from operations, borrowings under our revolving credit facility and sales of securities. As discussed below in “Financing Activities” the balance on our revolving credit facility fluctuates throughout the year as a result of our seasonal working capital requirements and our other uses of cash.
     Our losses in the first quarter of fiscal year 2009 and recent years have had a significant negative impact on our financial position and liquidity. As of May 2, 2009, we had negative working capital of $15.5 million, unused borrowing capacity under our revolving credit facility of $0.3 million, and our shareholders’ equity had declined to $8.0 million. In order to address our liquidity, in fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 3, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
     On April 9, 2009, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance as of January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement extending the expiration date to January 2011 from August 2010 and obtaining consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate to prime plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees. As of June 3, 2009, the balance on the revolving credit facility was $9.5 million and unused borrowing capacity was $0.9 million.
     Our business plan for the remainder of fiscal year 2009 is based on a continuation of the mid-single digit increases in comparable store sales which began in the second quarter of fiscal year 2008 and working with our vendors and landlords to arrange payment terms that are more reflective of our seasonal cash flow patterns in order to best manage our availability. Fiscal year 2009 comparable store sales through May 30, 2009 have increased 4.4%, slightly below the planned increase for the period. We expect to achieve our planned sales and maintain adequate levels of liquidity for the remainder of fiscal year 2009. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses. Our business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in the business plan.

     We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we not achieve the sales or gross margin levels we anticipate, not obtain payment terms from vendors and landlords more reflective of our seasonal cash flow patterns or incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.
     Our subordinated secured term loan includes certain financial covenants which require us to maintain specified levels of adjusted EBITDA and tangible net worth each fiscal quarter and provides for annual limits on capital expenditures (all as calculated in accordance with the loan agreement). Based on the business plan for the remainder of the year and other actions, we believe that we will be able to comply with our financial covenants. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of our term loan and could result in the acceleration of the term loan, and possibly all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any additional required amendments or waivers, but there is no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of our debt obligations and taking collection actions. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing as discussed above. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “— Subordinated Secured Term Loan” herein and “Item 1. Business — Risk Factors — The terms of our subordinated secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.” in our Annual Report on Form 10-K for additional information.
     Our independent registered public accounting firm’s report issued in our Annual Report on Form 10-K for fiscal year 2008 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including recent losses and the potential inability to comply with financial covenants. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. Please see “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2008 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K for additional information.
     The following table summarizes certain key liquidity measurements:

	May 3, 2008	January 31, 2009	May 2, 2009
Cash	$161,861	$134,676	$140,689
Inventories	23,611,088	20,976,352	22,610,030
Total current assets	28,406,463	23,512,002	25,739,002
Property and equipment, net	41,861,317	34,029,666	32,167,120
Total assets	71,479,341	58,508,192	58,918,055
Revolving credit facility	11,510,954	11,482,862	13,835,294
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	5,770,633	4,817,282	4,281,389
Total current liabilities	41,245,540	38,283,963	41,250,790
Total shareholders’ equity	20,037,124	10,449,400	8,000,447
Net working capital	(12,839,077)	(14,771,961)	(15,511,788)
Unused borrowing capacity*	2,459,244	736,030	346,891

*	as calculated under the terms of our revolving credit facility

Operating activities
     Cash used in operating activities was $1.5 million in the first quarter of 2009 compared to $6.1 million in the first quarter of 2008. Besides our net loss of $2.8 million, the most significant use of cash in operating activities in the first quarter of 2009 relates to a $1.6 million seasonal increase in inventory from the beginning of the year, offset by a $1.2 million increase in accounts payable. The most significant uses of cash in operating activities in the first quarter of 2008, relate to a net loss of $4.9 million, a $5.5 million seasonal increase in inventory, offset by a $1.8 million increase in accounts payable.
     Inventories at May 2, 2009 were $1.6 million higher than at January 31, 2009, but were $1.0 million, or 4.2%, lower than at May 3, 2008. The decrease from May 3, 2008 reflects a net decrease in stores operated. Although we believe that at May 2, 2009, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.2 million in the first quarter of 2009 compared to $0.3 million for the first quarter of 2008. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements.
     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of June 3, 2009, we have opened two new stores and closed two stores in fiscal year 2009. We currently anticipate that our capital expenditures in fiscal year 2009, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash provided by financing activities was $1.7 million in the first quarter of 2009 compared to $6.4 million for the first quarter of 2008. The principal source of cash in the first quarter of 2009 was the net draws of $2.4 million on our revolving line of credit offset by the principal payments on the subordinated secured term loan. In the first quarter of fiscal year 2008, the principal source of cash was the $6.7 million of net proceeds received from the entry into the subordinated secured term loan and the related issuance of 350,000 shares of common stock.
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
     The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of May 2, 2009 and expect to remain in compliance throughout fiscal year 2009 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $13.8 million, $11.5 million and $11.5 million as of May 2, 2009, January 31, 2009, and May 3, 2008, respectively. We had approximately $0.3 million, $0.7 million and $2.5 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of May 2, 2009, January 31, 2009, and May 3, 2008, respectively. During the first quarters of fiscal years 2009 and 2008, the highest outstanding balances on our revolving credit facility were $15.7 million and $13.3 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
Subordinated Secured Term Loan
     On April 9, 2009 we amended our $7.5 million subordinated secured term loan to modify the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance with that covenant. The amendment also tightened certain other financial covenants relating to our tangible net worth (as defined in the loan agreement) and minimum adjusted EBITDA in future periods and reduced the allowable amount of our capital expenditures for fiscal years 2009 and 2010 to $1,000,000 per year. As consideration for this amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of our common stock.
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
     We received aggregate gross proceeds of $7.5 million and net proceeds of approximately $6.7 million from the term loan. We used the net proceeds initially to repay amounts owed under our senior credit facility and for working capital purposes. We have broad obligations to indemnify, and pay the fees and expenses of PEM and the Lender in connection with the loan agreement.
     Under the loan agreement, we may prepay the Loan, subject to prepayment penalties which now range between 2% and 1% of the aggregate principal balance of the Loan. We are also required to make prepayments, subject to our senior subordination agreement with PEM and our senior lender, on the term loan in certain circumstances, including generally if we sell property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.
     The loan agreement contains financial covenants which require us to maintain specified levels of tangible net worth and adjusted EBITDA (both as defined in the loan agreement) each fiscal quarter and annual limits on capital expenditures. The loan agreement also contains certain other restrictive covenants, including covenants that restrict our ability to use the proceeds of the Loan, to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control. For this purpose, a change of control is generally defined as, among other things, a person or entity acquiring beneficial ownership of more than 50% of our common stock, specified changes to our Board of Directors, sale of all or substantially all of our assets or certain recapitalizations. The loan agreement also contains customary representations and warranties and other affirmative covenants.
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
     Based on the specified value of the 400,000 shares described above, as of May 2, 2009, the maximum amount of liquidated damages that we could be required to pay would have been $197, 280, which represents 9 potential monthly payments of $21,920. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
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
2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through January 31, 2009, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen weeks ended May 2, 2009.
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
IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through May 2, 2009, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired.
Off-Balance Sheet Arrangements
     At May 2, 2009, January 31, 2009, and May 3, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of May 2, 2009:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Long-term debt obligations(1)	$10,833,335	$3,676,493	$2,964,731	$4,192,111	$—
Operating lease obligations (2)	150,329,568	25,624,140	45,796,586	38,829,146	40,079,696
Purchase obligations (3)	21,054,964	20,892,964	162,000	—	—

Total	$182,217,867	$50,193,597	$48,923,317	$43,021,257	$40,079,696

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated secured term loan. As discussed in Note 2 to the financial statements, these instruments are classified as current liabilities on our balance sheet.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2009.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As described in our Annual Report on Form 10-K, on June 2, 2008 the Company was served with a class action lawsuit filed in the United States District Court for the Central District of California by two former store managers. The store managers alleged that they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act and sought an unspecified amount of damages. The store managers filed the lawsuit on behalf of California based store managers. In December 2008, the parties agreed to a cash settlement which the court has preliminary approved. On May 14, 2009 the court granted approval of the proposed settlement. The settlement did not have a material adverse effect on the Company.
     From time to time, the Company is involved in ordinary routine litigation common to companies engaged in the Company’s line of business. Currently, the Company is not involved in any material pending legal proceedings.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended May 2, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: June 8, 2009

BAKERS FOOTWEAR GROUP, INC. (Registrant)
By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer) Bakers Footwear Group, Inc. (On behalf of the Registrant)

By:	/s/ Charles R. Daniel, III
Charles R. Daniel, III
Executive Vice President and Chief Financial Officer, Controller, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.2	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.3	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.4	Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.5	Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.6	Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.7	Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.8	Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended May 3, 2008 filed on June 17, 2008 (File No. 000-50563)).

4.9	Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-50563)).

4.10	Amendment Number 2 to Loan Documents dated April 9, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

10.1	Summary of March 12, 2009 restricted stock awards for the executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

Exhibit No.	Description
10.2	Letter to Peter Edison outlining 2009 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

10.3	Letter to Mark Ianni outlining 2009 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

10.4	Letter to Joe Vander Pluym outlining 2009 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

10.5	Letter to Stan Tusman outlining 2009 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

10.6	Letter to Charlie Daniel outlining 2009 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

10.7	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.8	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.9	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.10	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

10.11	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

10.12	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

10.13	Third Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 8 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).