Form 10-Q
period 2009-08-01
BAKERS FOOTWEAR GROUP INC
filed 2009-09-10
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2009

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
Common Stock, par value $0.0001 per share, 7,382,856 shares issued and outstanding as of September 4, 2009.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statement of Shareholders’ Equity	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits	28
Signatures	29
Exhibit Index	30
EX-4.1: Second Lien Credit Agreement
EX-4.3: Security Agreement
EX-4.6: Registration Rights Agreement
EX-4.8: Amendment No.1 to Loan Documents
EX-4.11: Amendment No.3 to Loan Documents
EX-10.8: Fourth Amendment to Second Amended Loan
EX-31.1: Certification by Chief Executive Officer
EX-31.2: Certification by Chief Financial Officer
EX-32.1: Section 906 Certifications

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	August 2,	January 31,	August 1,
	2008	2009	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,075	$134,676	$152,733
Accounts receivable	1,177,205	1,330,289	1,089,488
Other receivables	183,610	43,090	150,957
Inventories	21,559,866	20,976,352	18,859,814
Prepaid expenses and other current assets	971,396	908,796	944,640
Prepaid income taxes	106,415	118,799	126,899

Total current assets	24,143,567	23,512,002	21,324,531
Property and equipment, net	40,165,809	34,029,666	30,426,035
Other assets	1,156,665	966,524	1,043,152

Total assets	$65,466,041	$58,508,192	$52,793,718

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,694,455	$7,556,984	$11,663,031
Accrued expenses	8,130,141	8,175,564	7,027,366
Subordinated secured term loan	5,876,590	4,817,282	3,718,774
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Sales tax payable	573,989	1,032,584	588,347
Deferred income	1,179,666	1,218,687	1,328,404
Revolving credit facility	10,923,753	11,482,862	8,412,972
Current maturities of capital lease obligations	10,734	—	—

Total current liabilities	37,389,328	38,283,963	36,738,894
Accrued noncurrent rent liabilities	10,070,474	9,774,829	9,518,101
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,055,856 shares outstanding at August 2, 2008 and January 31, 2009 and 7,382,856 shares outstanding at August 1, 2009	705	705	738
Additional paid-in capital	38,203,800	38,506,784	39,099,385
Accumulated deficit	(20,198,266)	(28,058,089)	(32,563,400)

Total shareholders’ equity	18,006,239	10,449,400	6,536,723

Total liabilities and shareholders’ equity	$65,466,041	$58,508,192	$52,793,718

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009
Net sales	$43,568,099	$43,720,271	$87,105,602	$88,696,892
Cost of merchandise sold, occupancy, and buying expenses	30,688,934	30,798,164	62,976,464	63,078,345

Gross profit	12,879,165	12,922,107	24,129,138	25,618,547
Operating expenses:
Selling	10,195,159	10,008,801	20,907,132	19,984,624
General and administrative	4,009,702	4,058,016	8,394,968	8,397,656
Loss on disposal of property and equipment	31,740	9,850	253,600	294,431

Operating loss	(1,357,436)	(1,154,560)	(5,426,562)	(3,058,164)
Other income (expense):
Interest expense	(723,034)	(612,318)	(1,529,782)	(1,498,898)
Other, net	41,258	30,235	43,064	51,751

Loss before income taxes	(2,039,212)	(1,736,643)	(6,913,280)	(4,505,311)
Provision for income taxes	222,498	—	222,498	—

Net loss	$(2,261,710)	$(1,736,643)	$(7,135,778)	$(4,505,311)

Net loss per common share	$(0.32)	$(0.24)	$(1.02)	$(0.62)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 31, 2009	7,055,856	$705	$38,506,784	$(28,058,089)	$10,449,400
Stock-based compensation expense	—	—	405,126	—	405,126
Issuance of common stock	250,000	25	187,475	—	187,500
Issuance of restricted stock	77,000	8	—	—	8
Net loss	—	—	—	(4,505,311)	(4,505,311)

Balance at August 1, 2009	7,382,856	$738	$39,099,385	$(32,563,400)	$6,536,723

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 2, 2008	August 1, 2009
Operating activities
Net loss	$(7,135,778)	$(4,505,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,029,245	3,399,982
Accretion of debt discount	351,590	276,492
Stock-based compensation expense	301,917	405,126
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	—	187,500
Loss on disposal of property and equipment	253,600	294,431
Changes in operating assets and liabilities:
Accounts receivable	14,858	132,942
Inventories	(3,497,925)	2,116,538
Prepaid expenses and other current assets	(274,222)	(35,844)
Prepaid income taxes	1,881,206	(8,100)
Other assets	559,972	39,965
Accounts payable	(387,759)	4,106,047
Accrued expenses and deferred income	(1,139,838)	(1,482,718)
Accrued noncurrent rent liabilities	(100,287)	(256,728)

Net cash provided by (used in) operating activities	(5,143,421)	4,670,322
Investing activities
Purchase of property and equipment	(638,589)	(207,384)
Proceeds from sale of property and equipment	711	9

Net cash used in investing activities	(637,878)	(207,375)
Financing activities
Net advances under revolving credit facility	(260,626)	(3,069,890)
Proceeds from issuance of subordinated secured term loan and common stock	7,025,000	—
Costs of issuing subordinated term loan and common stock	(325,542)	—
Principal payments on subordinated secured term loan	(625,000)	(1,375,000)
Principal payments under capital lease obligations	(47,129)	—

Net cash provided by (used in) financing activities	5,766,703	(4,444,890)

Net decrease in cash and cash equivalents	(14,596)	18,057
Cash and cash equivalents at beginning of period	159,671	134,676

Cash and cash equivalents at end of period	$145,075	$152,733

Supplemental disclosures of cash flow information
Cash paid for interest	$1,079,004	$1,162,009

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
     In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 was effective for the second quarter of 2009 for the Company and did not have a material impact on its financial position, results of operations, or cash flows. The Company performed an evaluation of subsequent events through September 10, 2009, the date which the financial statements were issued, and has made disclosures of all material subsequent events in the notes to the unaudited interim financial statements.
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
     The Company’s losses in the first half of fiscal year 2009 and recent years had a significant negative impact on the Company’s financial position and liquidity. As of August 1, 2009, the Company had negative working capital of $15.4 million, unused borrowing capacity under its revolving credit facility of $0.9 million, and shareholders’ equity had declined to $6.5 million. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan, as described in Note 3, to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 in order to maintain compliance at May 3, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock.
     On April 9, 2009, the Company further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance as of January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, the Company amended its revolving credit agreement extending the expiration date to January 2011 from August 2010 and obtaining consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate to prime plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, the Company paid $125,000 in fees.
     On September 8, 2009, subsequent to the end of the second quarter, the Company again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance as of August 1, 2009. As consideration for the amendment, the Company paid a fee of $15,000. In addition, on September 8, 2009, the Company amended its revolving credit agreement in order to obtain consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of September 5, 2009, the balance on the revolving credit facility was $10.6 million and unused borrowing capacity was $1.0 million.

     The Company’s business plan for the remainder of fiscal year 2009 is based on a resumption of the mid-single digit increases in comparable store sales, which we achieved from June 2008 through June 2009, and working with its vendors and landlords to maintain payment terms that are reflective of the Company’s seasonal cash flow patterns in order to manage availability. Fiscal year 2009 comparable store sales through September 7, 2009 (Labor Day) have increased 1.2%, which was lower than the increase reflected in the Company’s business plan, reflecting the impact of weak demand for the Company’s transitional product for fall 2009. The Company’s business plan, under which the Company expects to maintain adequate levels of liquidity for the remainder of fiscal year 2009, reflects a reversal of the 8% comparable store sales decrease experienced in July and August 2009 and a return to mid-single digit increases in comparable store sales for the remainder of the year. The business plan also reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses. The business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     The Company continues to face considerable liquidity constraints. Although the Company believes its business plan is achievable, should the Company not achieve the sales or gross margin levels anticipated, not maintain payment terms from vendors and landlords reflective of its seasonal cash flow patterns, or incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
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
3. Subordinated Secured Term Loan
     Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on February 1, 2011, and requires 36 monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds to repay amounts owed under its senior revolving credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s revolving credit facility but has priority over the Company’s subordinated convertible debentures. As a result of the uncertainties described in Note 2 above, the Loan has been classified as a current liability.

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
     On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of August 1, 2009, the maximum amount of liquidated damages that the Company could be required to pay is $131,520, which represents 6 potential monthly payments of $21,920. The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

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
     On September 8, 2009, subsequent to the end of the second quarter, the Company further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, the Company paid a fee of $15,000.
     Scheduled principal payments, net of debt discount applied on the effective interest method are $1,162,329 for the remainder of fiscal year 2009 subsequent to August 1, 2009 and $2,556,445 for fiscal year 2010.
4. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank (Bank). This agreement, as amended in April and September 2009, calls for a maximum line of credit of $30,000,000 ($40,000,000 pre-amendment) subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on January 31, 2011 (August 31, 2010 pre-amendment), and is secured by substantially all assets of the Company. The revolving credit agreement is senior to the subordinated secured term loan and the subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 2.5% (base rate only pre-amendment), which was 3.25% per annum at August 1, 2009 and January 31, 2009, or at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 2.25% to 3.0% (1.5% to 2.25% pre-amendment). An unused line fee of 0.50% (0.25% pre-amendment) per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $1,737,000, $700,000, and $900,000 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of August 2, 2008, January 31, 2009, and August 1, 2009, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of August 1, 2009, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2009 based on the expected execution of its business plan, as discussed in Note 2.
     On September 8, 2009, subsequent to the end of the second quarter, the Company further amended its revolving credit agreement in order to obtain consent to the September 2009 amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee.
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
     On February 1, 2009, the Company adopted the FASB Emerging Issues Task Force (EITF) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) and establishes a two-step process for making such determination. Under EITF 07-5, the Company will account separately for the fair value of the conversion feature of the convertible debentures beginning February 1, 2009. As of February 1, 2009 and August 1, 2009, the Company determined that the fair value of the conversion feature was de minimis. There was no significant financial impact to the Company as a result of adopting EITF 07-5. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.
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
     Based on the Company’s analyses during fiscal 2007 and 2008, management concluded that the realizability of net deferred tax assets was no longer more likely than not and therefore established a valuation allowance against its net deferred tax assets. As of August 1, 2009, the Company has increased the valuation allowance to $14,618,354. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at August 1, 2009, consists of required state estimated income tax payments. As of August 1, 2009, the Company has approximately $22.1 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009
Current:
Federal	$(52,723)	$(485,007)	$(1,383,104)	$(1,063,521)
State and local	(54,856)	(104,287)	(342,002)	(235,163)

Total current	(107,579)	(589,294)	(1,725,106)	(1,298,684)

Deferred:
Federal	(368,731)	(62,890)	(578,178)	(358,485)
State and local	(81,153)	(11,434)	(119,234)	(65,179)

Total deferred	(449,884)	(74,324)	(697,412)	(423,664)

Valuation allowance	779,961	663,618	2,645,016	1,722,348

Total income tax expense	$222,498	$—	$222,498	$—

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009
Federal income tax at statutory rate	$(713,724)	$(607,825)	$(2,419,648)	$(1,576,859)
Impact of federal alternative minimum tax	222,498	—	222,498	—
Impact of graduated Federal rates	20,392	17,366	69,133	45,053
State and local taxes, net of federal income taxes	(90,181)	(76,801)	(305,728)	(199,242)
Permanent differences	3,552	3,642	11,227	8,700
Change in valuation allowance	779,961	663,618	2,645,016	1,722,348

Total income tax expense	$222,498	$—	$222,498	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	August 2, 2008	January 31, 2009	August 1, 2009
Deferred tax assets:
Net operating loss carryforward	$5,450,787	$7,332,648	$8,631,332
Vacation accrual	377,004	384,696	394,056
Inventory	1,439,736	1,187,969	1,032,562
Stock-based compensation	768,121	888,235	1,046,234
Accrued rent	3,952,312	3,812,183	3,712,059

Total deferred tax assets	11,987,960	13,605,731	14,816,243

Deferred tax liabilities:
Prepaid expenses	216,705	159,717	218,429
Property and equipment	1,939,850	550,008	(20,540)

Total deferred tax liabilities	2,156,555	709,725	197,889

Valuation allowance	(9,831,405)	(12,896,006)	(14,618,354)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of August 1, 2009, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
7. Stock-Based Compensation
     During the twenty-six weeks ended August 1, 2009, the Company issued 72,000 nonqualified stock options with a weighted average exercise price of $0.33. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. In June 2009, the executive officers and members of the Company’s Board of Directors surrendered, for no current or future consideration, 224,073 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with SFAS 123(R), the Company recognized $171,966 of non-cash stock-based compensation expense as a result of these surrenders.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended August 2, 2008 and August 1, 2009, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 2, 2008	August 1, 2009
Options granted	310,500	72,000
Weighted-average fair value of options granted	$0.86	$0.33
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8–3.7%	2.2%
Expected volatility	46%	54%
Expected option life	6 years	6 years
     During the twenty-six weeks ended August 1, 2009, the Company also issued 84,000 shares of restricted common stock and cancelled 7,000 previously issued shares of restricted stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.32.
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009
Numerator:
Net loss	$(2,261,710)	$(1,736,643)	$(7,135,778)	$(4,505,311)

Numerator for loss per share	(2,261,710)	(1,736,643)	(7,135,778)	(4,505,311)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(2,261,710)	$(1,736,643)	$(7,135,778)	$(4,505,311)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,052,559	7,382,856	7,025,361	7,273,318
Effect of dilutive securities
Stock purchase warrants	—	—	—	—
Convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,052,559	7,382,856	7,025,361	7,273,318

     The diluted earnings per share calculation for the thirteen weeks ended August 1, 2009 excludes 22,992 incremental shares related to outstanding stock options and 481,348 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended August 1, 2009 excludes 13,806 incremental shares related to outstanding stock options and 475,486 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended August 2, 2008 excludes 4,690 incremental shares related to outstanding stock options and 465,656 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended August 2, 2008 excludes 4,693 incremental shares related to outstanding stock options and 464,309 incremental shares underlying convertible debentures because they are antidilutive.
     During the first quarter of 2009, the Company adopted EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires all prior period EPS data to be adjusted retrospectively. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basis and diluted EPS.
9. Fair Value Measurements
     SFAS  157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The initial adoption and continued application of SFAS 157 has not significantly impacted the Company’s financial statements.
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

11. Fair Value of Financial Instruments
     Effective for the second quarter of fiscal 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on the Company’s financial statements other than additional disclosures.

	August 2, 2008
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$145,075	$145,075
Revolving credit facility	10,923,753	10,923,753
Subordinated secured term loan	5,876,590	5,826,557
Subordinated convertible debentures	4,000,000	2,089,098
Capital lease obligations, including current maturities	10,734	10,734

	January 31, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$134,676	$134,676
Revolving credit facility	11,482,862	11,482,862
Subordinated secured term loan	4,817,282	4,786,652
Subordinated convertible debentures	4,000,000	2,227,463

	August 1, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$152,733	$152,733
Revolving credit facility	8,412,972	8,412,972
Subordinated secured term loan	3,718,774	3,697,626
Subordinated convertible debentures	4,000,000	2,391,276
     The carrying amount of cash equivalents and capital lease obligations approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated secured term loan and the subordinated convertible debentures have been estimated based on current rates available to the Company for similar debt of the same maturity.
12. Subsequent Event
     The Company’s common stock is currently listed on The Nasdaq Global Market. On September 8, 2009, the Company’s Board of Directors authorized the Company to apply to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market generally requires continuing listing standards more commensurate with the Company’s current market value and capital structure than does the Nasdaq Global Market. The Company’s management intends to proceed with this transfer during the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K for the fiscal year ended January 31, 2009. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our Annual Report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of August 1, 2009, we operated 240 stores, including 221 Bakers stores and 19 Wild Pair stores located in 37 states.
     During the first half of 2009, our net sales increased 1.8% compared to the first half of 2008, reflecting strong sandal sales partially offset by weakness in closed footwear and end of season transitional product. Comparable store sales in the first half of 2009 increased 2.8%, compared to a decrease of 3.1% in the first half of last year. Gross profit percentage increased to 28.9% of sales in the first half of 2009 compared to 27.7% in the first half of 2008 due to improved sales and inventory management. We ended the first half of 2009 with inventory down 12.5% from a year ago. Our selling, general and administrative expenses decreased 3.1%. Our net loss was $4.5 million for the first half of 2009 down from a net loss of $7.1 million in the first half of 2008. Comparable store sales for July and August 2009 decreased 8%, reflecting weakness in transitional fall inventory but comparable store sales for fiscal September through Labor Day increased 5.1% as we moved into our core fall offerings.
     We incurred net losses of $15.0 million and $17.7 in fiscal years 2008 and 2007, but continue to make significant progress in focusing our inventory lines and maintaining cost control. We achieved positive comparable store sales each month from June 2008 through June 2009 before experiencing weakness in transitional inventory starting in July 2009. Our losses in the first half of fiscal year 2009 and in fiscal years 2008 and 2007 have had a significant negative impact on our financial position and liquidity. As of August 1, 2009, we had negative working capital of $15.4 million, unused borrowing capacity under our revolving credit facility of $0.9 million, and our shareholders’ equity had declined to $6.5 million. In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
     On April 9, 2009, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance at January 31, 2009. As consideration for the amendment, we paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement, extending the expiration date to January 2011 from August 2010 and obtaining the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment also increased our interest rate from the bank’s prime rate to prime plus 2.5%, increased our unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees.
     On September 8, 2009, subsequent to the end of the second quarter, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000 In addition, on September 8, 2009, we amended our revolving credit agreement to obtain the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment increased our interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased our unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of September 5, 2009, the balance on our revolving line of credit was $10.6 million and our unused borrowing capacity was $1.0 million.

     Our business plan for the remainder of fiscal year 2009 is based on a resumption of the mid-single digit increases in comparable store sales, which we achieved from June 2008 through June 2009, and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. Fiscal year 2009 comparable store sales through September 7, 2009 (Labor Day) have increased 1.2%, which was lower than the increase reflected in our business plan, reflecting the impact of weak demand for our transitional product for fall 2009. Our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2009, reflects a reversal of the 8% comparable store sales decrease experienced in July and August and a return to mid single digit increases in comparable store sales for the remainder of the year. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe this focus on inventory should improve our overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses. Our business plan for fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales margin or cash flow contemplated in our business plan. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
     We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we not achieve the sales or gross margin levels we anticipate, not maintain payment terms from vendors and landlords that are reflective of our seasonal cash flow patterns, or incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.
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
Store closing and impairment charges
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, long-lived assets of stores determined to be impaired are written down to fair value.
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
     Based on our analyses during fiscal year 2007 and fiscal year 2008, we concluded that the realizability of net deferred tax assets was unlikely, and established a valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
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
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of August 1, 2009, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 2,	August 1,	August 2,	August 1,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.4	70.4	72.3	71.1

Gross profit	29.6	29.6	27.7	28.9
Selling expense	23.4	22.9	24.0	22.5
General and administrative expense	9.2	9.3	9.6	9.5
Loss on disposal of property and equipment	0.1	—	0.3	0.4

Operating loss	(3.1)	(2.6)	(6.2)	(3.5)
Other income, net	0.1	0.1	0.1	0.1
Interest expense	(1.7)	(1.5)	(1.8)	(1.7)

Loss before income taxes	(4.7)	(4.0)	(7.9)	(5.1)
Provision for income taxes	0.5	—	0.3	—

Net loss	(5.2)%	(4.0)%	(8.2)%	(5.1)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 2,	August 1,	August 2,	August 1,
	2008	2009	2008	2009
Number of stores at beginning of period	249	239	249	239
Stores opened during period	0	2	1	3
Stores closed during period	(6)	(1)	(7)	(2)

Number of stores at end of period	243	240	243	240

Thirteen Weeks Ended August 1, 2009 Compared to Thirteen Weeks Ended August 2, 2008
     Net sales. Net sales increased to $43.7 million for the thirteen weeks ended August 1, 2009 (second quarter 2009) from $43.6 million for the thirteen weeks ended August 2, 2008 (second quarter 2008), an increase of $0.1 million. Our comparable store sales for the second quarter of 2009, including multi-channel sales, increased by 0.7% compared to a 6.4% increase in comparable store sales in the second quarter of 2008. Average unit selling prices decreased 4.6% while unit sales increased 5.3% compared to the second quarter of 2008. Our multi-channel sales decreased 13.5% to $1.9 million.
     Gross profit. Gross profit was unchanged at $12.9 million in the second quarter of 2009 and the second quarter of 2008. Total markdown costs were $5.5 in the second quarter of 2009 compared to $6.0 in the second quarter of 2008.
     Selling expense. Selling expense decreased to $10.0 million in the second quarter of 2009 from $10.2 million in the second quarter of 2008, a decrease of $0.2 million or 1.8%, and decreased as a percentage of sales to 22.9% from 23.4%. This decrease was primarily the result of $0.2 million in lower store depreciation expense, due to a reduction in store count.

     General and administrative expense. General and administrative expense increased to $4.1 million in the second quarter of 2009 from $4.0 million in the second quarter of 2008, an increase of $0.1 million or 1.0%, and increased as a percentage of sales to 9.3% from 9.2%.
     Interest expense. Interest expense decreased to $0.6 million in the second quarter of 2009 from $0.7 million in the second quarter of 2008.
     Income tax expense. We did not recognize an income tax benefit or expense in the second quarter of 2009 compared to income tax expense of $0.2 million in the second quarter of 2008 and continue to maintain a full valuation allowance against our net deferred tax assets. The income tax expense in the second quarter of 2008 reflects differences between the alternative minimum tax recognized in the income tax provision and the income tax return filed for fiscal year 2007.
     Net loss. We had a net loss of $1.7 million in the second quarter of 2009 compared to a net loss of $2.3 million in the second quarter of 2008.
Twenty-six Weeks Ended August 1, 2009 Compared to Twenty-six Weeks Ended August 2, 2008
     Net sales. Net sales increased to $88.7 million for the twenty-six weeks ended August 1, 2009 (first half 2009) from $87.1 million for the twenty-six weeks ended August 2, 2008 (first half 2008), an increase of $1.6 million or 1.8%. reflecting strong sandal sales partially offset by weakness in closed footwear and end of season transitional product. Our comparable store sales for the first half of 2009, including multi-channel sales, increased by 2.8% compared to a 3.1% decrease in comparable store sales in the first half of 2008. Average unit selling prices decreased 2.7% and unit sales increased 4.8% compared to the first half of 2008. Our multi-channel sales decreased 2.7% to $4.5 million for the first half of 2009.
     Gross profit. Gross profit increased to $25.6 million in the first half of 2009 from $24.1 million in the first half of 2008, an increase of $1.5 million or 6.2%. As a percentage of sales, gross profit increased to 28.9% in the first half of 2009 from 27.7% in the first half of 2008. We attribute the increase in gross profit dollars to the following components: an increase of $1.0 million due to improved margin percentage, an increase of $0.6 million from higher comparable store sales, partially offset by a decrease of $0.2 million from net store closings. Total markdown costs decreased to $11.1 million in the first half of 2009 from $11.8 million in the first half of 2008 as a result of stronger regular price sales across open-toe footwear and lower inventory levels in 2009.
     Selling expense. Selling expense decreased to $20.0 million in the first half of 2009 from $20.9 million in the first half of 2008, a decrease of $0.9 million or 4.4%, and decreased as a percentage of sales to 22.5% from 24.0%. This decrease reflects a $0.4 million decrease in store depreciation expense, due to a reduction in store count, $0.3 million in lower advertising and marketing expenses, $0.1 million decrease in store payroll expenses and $0.1 million decrease in other expenses.
     General and administrative expense. General and administrative expense remained unchanged at $8.4 million in the first half of 2009 and the first half of 2008. As a percentage of sales, general and administrative expense decreased to 9.5% in the first half of 2009 from 9.6% in the first half of 2008.
     Interest expense. Interest expense remained unchanged at $1.5 million in the first half of 2009 and the first half of 2008.
     Income tax expense. We did not recognize an income tax benefit or expense in the first half of 2009 compared to income tax expense of $0.2 million in the first half of 2008 and continue to maintain a full valuation allowance against our net deferred tax assets. The income tax expense in the first half of 2008 reflects differences between the alternative minimum tax recognized in the income tax provision and the income tax return filed for fiscal year 2007.
     Net loss. We had a net loss of $4.5 million in the first half of 2009 compared to a net loss of $7.1 million in the first half of 2008.
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
     Our losses in the first half of fiscal year 2009 and recent years have had a significant negative impact on our financial position and liquidity. As of August 1, 2009, we had negative working capital of $15.4 million, unused borrowing capacity under our revolving credit facility of $0.9 million, and our shareholders’ equity had declined to $6.5 million. In order to address our liquidity, in fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
     On April 9, 2009, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the fourth quarter of fiscal year 2008 in order to maintain compliance as of January 31, 2009. As consideration for the amendment, the Company paid a fee of $250,000 and issued an additional 250,000 shares of common stock. The amendment also tightened the minimum adjusted EBITDA covenants and tangible net worth covenants and reduced the capital expenditure covenants for fiscal years 2009 and 2010. In addition, on April 9, 2009, we amended our revolving credit agreement extending the expiration date to January 2011 from August 2010 and obtaining consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate to prime plus 2.5%, increased the unused line fee from 0.25% to 0.5%, reduced the overall facility from $40 million to $30 million, eliminated the grace period for failing to maintain minimum availability levels, and reduced the advance rate during the fourth quarter. In connection with this amendment, we paid $125,000 in fees.
     On September 8, 2009, subsequent to the end of the second quarter, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000 In addition, on September 8, 2009, we amended our revolving credit agreement to obtain the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment increased our interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased our unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of September 5, 2009, the balance on the revolving credit facility was $10.6 million and unused borrowing capacity was $1.0 million.
     Our business plan for the remainder of fiscal year 2009 is based on a resumption of the mid-single digit increases in comparable store sales which we achieved from June 2008 through June 2009, and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to best manage our availability. Fiscal year 2009 comparable store sales through September 7, 2009 (Labor Day) are up 1.2%, which was lower than the increase reflected in our business plan, reflecting the impact of weak demand for our transitional product for fall 2009. Our business plan, under which we expect to maintain adequate levels of liquidity for the remainder of fiscal year 2009, reflects a reversal of the 8% comparable store sales decrease experienced in July and August and a return to mid-single digit increases in comparable store sales for the remainder of the year. Our business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. Our plan includes continued control over selling, general and administrative expenses. Our business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in the business plan.
     We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we not achieve the sales or gross margin levels we anticipate, not maintain payment terms from vendors and landlords that are reflective of our seasonal cash flow patterns or incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — If our current positive sales trends are not maintained, we could fail to maintain a liquidity position adequate to support our ongoing operations” in our Annual Report on Form 10-K.

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
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	August 2, 2008	January 31, 2009	August 1, 2009
Cash	$145,075	$134,676	$152,733
Inventories	21,559,866	20,976,352	18,859,814
Total current assets	24,143,567	23,512,002	21,324,531
Property and equipment, net	40,165,809	34,029,666	30,426,035
Total assets	65,466,041	58,508,192	52,793,718
Revolving credit facility	10,923,753	11,482,862	8,412,972
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	5,876,590	4,817,282	3,718,774
Total current liabilities	37,389,328	38,283,963	36,738,894
Total shareholders’ equity	18,006,239	10,449,400	6,536,723
Net working capital	(13,245,761)	(14,771,961)	(15,414,363)
Unused borrowing capacity*	1,737,378	736,030	896,903

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash provided by operating activities was $4.7 million in the first half of 2009 compared to cash used in operating activities of $5.1 in the first half of 2008. The most significant sources of cash provided by operating activities in the first half of 2009 primarily relate to a $2.4 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns, and a $2.1 million decrease in inventory from levels at the beginning of fiscal year. Besides our net loss of $7.1 million, the most significant use of cash in operating activities in the first half of 2008 primarily relates to a $3.5 million increase in inventory partially offset by significant noncash expenses ($4.0 million of depreciation, and $0.3 million of stock-based compensation expense).

Inventories at August 1, 2009 were $2.1 million, or 10.0%, lower than at January 31, 2009 and $2.7 million, or 12.5% lower than at August 2, 2008 reflecting significantly less promotional inventory and later arrivals of fall merchandise compared to the prior year. Although we believe that at August 1, 2009 inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.2 million in the first half of 2009 compared to $0.6 million for the first half of 2008. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of September 5, 2009, we have opened two new stores and closed three stores in fiscal year 2009. We currently anticipate that our capital expenditures in fiscal year 2009, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash used in financing activities was $4.4 million in the first half of 2009 compared to $5.8 million in cash provided by financing activities for the first half of 2008. The principal uses of cash in the first half of 2009 were the repayments of $3.1 million on our revolving line of credit and $1.4 million of principal payments on the subordinated secured term loan. In the first half of fiscal year 2008, the principal source of cash was the $6.7 million of net proceeds received from the entry into the subordinated secured term loan and the related issuance of 350,000 shares of common stock.
Revolving Credit Facility
     We have a senior secured revolving credit facility with Bank of America, N.A. (successor-by-merger to Fleet Retail Finance Inc.). In order to obtain the bank’s consent to the April 2009 amendment to our subordinated secured term loan, on April 9, 2009 we amended our credit facility to extend the maturity from August 31, 2010 to January 31, 2011, reduce the credit ceiling from $40 million to $30 million, generally increase the interest rate from the bank’s prime rate to the prime rate plus 2.5%, eliminate a grace period for failing to maintain a minimum availability and implement other amendments to the agreement, including increasing certain fees. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus a margin amount. Under the amendment, the base rate was revised so that it equals the greater of the bank’s prime rate, the federal funds rate plus 0.50% or the Libor rate plus 1.0% (all as defined in the agreement). Also under the amendment, the base rate margin was changed from 0% to up to 2.5%.
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
     The April 2009 amendment also increased our unused line fee from 0.25% per annum to 0.50% per annum. The unused line fee is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling of $30 million. The April 2009 amendment reduced our borrowing base (as defined in the credit facility) for the periods from October 1 to December 15 of each year and decreased the amount of permitted acquisitions (as defined in the agreement) per year from $2,000,000 to $250,000.
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

     On September 8, 2009, subsequent to the end of the second quarter, we further amended our revolving credit agreement in order to obtain consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee.
     The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of August 1, 2009 and expect to remain in compliance throughout fiscal year 2009 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $8.4 million, $11.5 million and $10.9 million as of August 1, 2009, January 31, 2009, and August 2, 2008, respectively. We had approximately $0.9 million, $0.7 million and $1.7 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of August 1, 2009, January 31, 2009, and August 2, 2008, respectively. During the first half of fiscal years 2009 and 2008, the highest outstanding balances on our revolving credit facility were $14.1 million and $13.3 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     On September 8, 2009, subsequent to the end of the second quarter, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000.
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
     Based on the specified value of the 400,000 shares described above, as of August 1, 2009, the maximum amount of liquidated damages that we could be required to pay would have been $131,520, which represents 6 potential monthly payments of $21,920. We have not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
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
2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through January 31, 2009, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen weeks ended August 1, 2009.
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
IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through August 1, 2009, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired.

Off-Balance Sheet Arrangements
     At August 1, 2009, January 31, 2009, and August 2, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of August 1, 2009:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$10,833,335	$3,676,493	$2,964,731	$4,192,111	$—
Operating lease obligations (2)	144,320,896	24,944,125	44,939,346	37,816,267	36,621,158
Purchase obligations (3)	24,066,033	23,958,033	108,000	—	—

Total	$179,220,264	$52,578,651	$48,012,077	$42,008,378	$36,621,158

(1)	Includes principal and interest payment obligations relating to our subordinated convertible debentures and to our subordinated secured term loan. These instruments are classified as current liabilities on our balance sheet.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.
Recent Accounting Pronouncements
     Effective for the second quarter of fiscal 2009, we adopted provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” on a prospective basis. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on our financial statements other than additional disclosures.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the second quarter of 2009 for the Company and did not have a material impact on its financial position, results of operations, or cash flows. We evaluated all activity through September 10, 2009 (issuance date of the financial statements) and concluded all relevant subsequent events have been adequately disclosed in the notes to the financial statements.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2009.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended August 1, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders of the Company was held on June 9, 2009.
(b) At the annual meeting of shareholders of the Company held on June 9, 2009, action was taken with respect to the election of all five directors of the Company: 4,152,399 shares were voted for Peter A. Edison, while authority was withheld with respect to 29,366 shares;; 4,082,816 shares were voted for Andrew N. Baur, while authority was withheld with respect to 98,949 shares; 4,082,816 shares were voted for Timothy F. Finley, while authority was withheld with respect to 98,949 shares; 4,152,199 shares were voted for Harry E. Rich, while authority was withheld with respect to 29,566 shares; and 4,082,816 shares were voted for Scott C. Schnuck, while authority was withheld with respect to 98,949 shares.
(c) Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm: 4,012,898 shares were voted in favor, 168,267 shares were voted against, 600 shares abstained and there were no broker non-votes.
ITEM 5. OTHER INFORMATION.
Item 1.01. Entry into a Material Definitive Agreement.
On September 8, 2009 Bakers Footwear Group, Inc. (the “Company”) entered into a third amendment (the “Term Loan Amendment”) to its $7.5 million three-year subordinated secured term loan (the “Loan”) with Private Equity Management Group, Inc. (“PEM”), as arranger and administrative agent on behalf of an affiliated lender (the “Lender”) and the Lender in order to maintain compliance with its financial covenants. Also on September 8, 2009, the Company entered into a fourth amendment (the “Credit Facility Amendment”) to its senior secured credit facility with Bank of America, N.A. (the “Bank”) in order to obtain the required consent of its senior lender.
Amendment to Subordinated Term Loan.
The Term Loan Amendment modifies the Company’s minimum adjusted EBITDA financial covenant for the period of February 1, 2009 to August 1, 2009 from $1,250,000 to $1,000,000 in order to maintain compliance with that covenant. As consideration for the Term Loan Amendment, the Company paid PEM a fee of $15,000. The Term Loan Amendment is attached hereto as Exhibit 4.11 and is incorporated herein by reference. For additional information please see “— Subordinated Secured Term Loan” under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report, which is incorporated by reference herein.

Amendment to Senior Credit Facility.
On September 8, 2009 the Company and the Bank entered into the Credit Facility Amendment in order to obtain the Bank’s consent to the Term Loan Amendment, as required. Under the terms of the Credit Facility Amendment, the Company and the Bank generally increased the interest rate on the facility and increased the unused line fee.
Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus a margin amount. Under the Credit Facility Amendment, the base rate margin was generally increase by 100 basis points from a range of 2.00% – 2.50% to 3.00% – 3.50%.
The revolving credit facility also allows the Company to apply an interest rate based on Libor (as defined in the agreement) plus a margin amount to a designated portion of the outstanding balance as set forth in the agreement. Under the Credit Facility Amendment, the Libor margin (as defined in the agreement) was increased by 100 basis points from a range of 2.50% – 3.0% to 3.50% – 4.0%.
The Credit Facility Amendment also increases the Company’s unused line fee from 0.50% per annum to 0.75% per annum. The unused line fee is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. The aggregate amount that the Company may borrow under the agreement at any time is further limited by a formula, which is based substantially on the Company’s inventory level but cannot be greater than the revolving credit ceiling of $30 million.
As part of the Credit Facility Amendment, the Bank consented to the Term Loan Amendment. As consideration for the Credit Facility Amendment, the Company paid $30,000 in fees. As of September 5, 2009, the Company has an outstanding balance on its revolving credit facility of $10.6 million and unused borrowing capacity of $1.0 million. The Company maintains other relationships with the Bank from time to time, including commercial banking and other financial services.
The Credit Facility Amendment is attached hereto as Exhibit 10.8 and is incorporated by reference herein. For additional information please see “—Revolving Credit Facility” under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report, which is incorporated by reference herein.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information set forth under Item 1.01 is incorporated herein by reference.
Item 8.01. Other Events.
We expect to transfer from the Nasdaq Global Market to the Nasdaq Capital Market.
Our common stock is currently listed on The Nasdaq Global Market (the “Global Market”). To maintain our listing on the Global Market, we must satisfy certain minimum financial and other continued listing standards, including a $10 million minimum stockholders’ equity, a minimum market value of our publicly held shares of $5 million, and a $1 minimum bid price of our common stock. As of September 9, 2009, subject to any applicable periods for determining compliance or grace periods to regain compliance, we do not meet those requirements. Nasdaq’s temporary suspension of the minimum closing bid price and minimum market value of publicly held shares requirements ended on July 31, 2009.
On September 8, 2009, our Board of Directors authorized us to apply to transfer from the Global Market to the Nasdaq Capital Market (the “Capital Market”), and we intend to do so in the near future. The Capital Market generally contains less rigorous continuing listing standards than the Global Market, including a $2.5 million minimum stockholders’ equity, a minimum market value of our publicly held shares of $1 million, and a $1 minimum bid price of our common stock. There is no assurance that we will be able to effect the transfer to the Capital Market or that we will be able to comply with the continuing listing standards of either market. Please see “Item 1. Business-Risk Factors--There is no assurance that our common stock will continue to be listed on the Nasdaq Stock Market” in our Annual Report on Form 10-K.
ITEM 6. EXHIBITS
See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: September 10, 2009

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1*	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein.

4.2	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.3	Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein.

4.4	Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.5	Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.6	Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc.

4.7	Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.8*	Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein.

4.9	Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-50563)).

4.10	Amendment Number 2 to Loan Documents dated April 9, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

4.11	Amendment Number 3 to Loan Documents dated September 8, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein.

10.1	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.2	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

Exhibit No.	Description
10.3	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.4	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

10.5	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

10.6	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

10.7	Third Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

10.8	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A.

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 8 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.