Form 10-Q
period 2009-10-31
BAKERS FOOTWEAR GROUP INC
filed 2009-12-09
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009

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
Common Stock, par value $0.0001 per share, 7,382,856 shares issued and outstanding as of December 5, 2009.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	November 1,	January 31,	October 31,
	2008	2009	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,559	$134,676	$164,538
Accounts receivable	1,350,892	1,330,289	1,413,701
Other receivables	62,127	43,090	167,016
Inventories	27,183,590	20,976,352	23,335,432
Prepaid expenses and other current assets	1,165,208	908,796	857,460
Prepaid income taxes	70,406	118,799	120,668

Total current assets	29,973,782	23,512,002	26,058,815
Property and equipment, net	35,655,340	34,029,666	26,183,851
Other assets	1,044,079	966,524	934,700

Total assets	$66,673,201	$58,508,192	$53,177,366

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,329,296	$7,556,984	$12,558,384
Accrued expenses	8,216,855	8,175,564	8,348,935
Subordinated secured term loan	5,346,265	4,817,282	3,375,229
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Sales tax payable	631,102	1,032,584	997,137
Deferred income	1,152,912	1,218,687	1,384,472
Revolving credit facility	20,249,110	11,482,862	16,693,755

Total current liabilities	46,925,540	38,283,963	47,357,912
Accrued rent liabilities	9,930,547	9,774,829	9,364,217
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,055,856 shares outstanding at November 1, 2008 and January 31, 2009 and 7,382,856 shares outstanding at October 31, 2009	705	705	738
Additional paid-in capital	38,357,799	38,506,784	39,184,879
Accumulated deficit	(28,541,390)	(28,058,089)	(42,730,380)

Total shareholders’ equity (deficit)	9,817,114	10,449,400	(3,544,763)

Total liabilities and shareholders’ equity (deficit)	$66,673,201	$58,508,192	$53,177,366

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009
Net sales	$41,075,064	$39,042,191	$128,180,666	$127,739,083
Cost of merchandise sold, occupancy, and buying expenses	32,078,177	32,275,828	95,054,641	95,354,173

Gross profit	8,996,887	6,766,363	33,126,025	32,384,910
Operating expenses:
Selling	9,931,164	9,655,891	30,838,296	29,640,515
General and administrative	4,015,896	3,872,358	12,410,864	12,270,014
Loss on disposal of property and equipment	67,261	3,460	320,861	297,891
Impairment of long-lived assets	2,609,588	2,762,273	2,609,588	2,762,273

Operating loss	(7,627,022)	(9,527,619)	(13,053,584)	(12,585,783)
Other income (expense):
Interest expense	(767,664)	(680,580)	(2,297,446)	(2,179,478)
Other, net	51,562	41,219	94,626	92,970

Loss before income taxes	(8,343,124)	(10,166,980)	(15,256,404)	(14,672,291)
Provision for income taxes	—	—	222,498	—

Net loss	$(8,343,124)	$(10,166,980)	$(15,478,902)	$(14,672,291)

Basic loss per share	$(1.18)	$(1.38)	$(2.20)	$(2.01)

Diluted loss per share	$(1.18)	$(1.38)	$(2.20)	$(2.01)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 31, 2009	7,055,856	$705	$38,506,784	$(28,058,089)	$10,449,400
Stock-based compensation expense	—	—	490,620	—	490,620
Issuance of common stock	250,000	25	187,475	—	187,500
Issuance of restricted stock	77,000	8	—	—	8
Net loss	—	—	—	(14,672,291)	(14,672,291)

Balance at October 31, 2009	7,382,856	$738	$39,184,879	$(42,730,380)	$(3,544,763)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 1, 2008	October 31, 2009
Operating activities
Net loss	$(15,478,902)	$(14,672,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,973,696	5,021,487
Accretion of debt discount	508,765	391,280
Stock-based compensation expense	455,916	490,620
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	—	187,500
Loss on disposal of property and equipment	320,861	297,891
Impairment of long-lived assets	2,609,588	2,762,273
Changes in operating assets and liabilities:
Accounts receivable	(37,346)	(207,330)
Inventories	(9,121,649)	(2,359,080)
Prepaid expenses and other current assets	(468,034)	51,336
Prepaid income taxes	1,917,215	(1,869)
Other assets	637,231	127,707
Accounts payable	247,082	5,001,400
Accrued expenses and deferred income	(1,022,765)	303,709
Accrued rent liabilities	(240,214)	(410,612)

Net cash used in operating activities	(13,698,556)	(3,015,979)
Investing activities
Purchase of property and equipment	(714,364)	(331,746)
Proceeds from sale of property and equipment	982	27

Net cash used in investing activities	(713,382)	(331,719)
Financing activities
Net advances under revolving credit facility	9,064,731	5,210,893
Proceeds from issuance of subordinated secured term loan and common stock	7,025,000	—
Costs of issuing subordinated term loan and common stock	(325,542)	—
Principal payments on subordinated secured term loan	(1,312,500)	(1,833,333)
Principal payments under capital lease obligations	(57,863)	—

Net cash provided by financing activities	14,393,826	3,377,560

Net increase (decrease) in cash and cash equivalents	(18,112)	29,862
Cash and cash equivalents at beginning of period	159,671	134,676

Cash and cash equivalents at end of period	$141,559	$164,538

Supplemental disclosures of cash flow information
Cash paid for interest	$1,535,753	$1,475,034

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The Company has evaluated subsequent events through December 9, 2009, which was the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”) and has made disclosures of all material subsequent events in the notes to the unaudited interim financial statements.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Codification (ASC) 105 Generally Accepted Accounting Principles, or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. The Company adopted ASC 105 during the quarter ended October 31, 2009. Upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.
     In May 2009, the FASB issued an update to the Subsequent Events topic (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective beginning in the second quarter of 2009 for the Company and did not have a material impact on its financial position, results of operations, or cash flows.
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
     The Company’s losses in the first thirty-nine weeks of fiscal year 2009 and recent years had a significant negative impact on the Company’s financial position and liquidity. As of October 31, 2009, the Company had negative working capital of $21.3 million, unused borrowing capacity under its revolving credit facility of $3.5 million, and a shareholders’ deficit of $3.5 million. In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, the Company amended the subordinated secured term loan, as described in Note 4, to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 in order to maintain compliance at May 3, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, the Company issued an additional 50,000 shares of common stock.
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

     On September 8, 2009, the Company again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance as of August 1, 2009. As consideration for the amendment, the Company paid a fee of $15,000. In addition, on September 8, 2009, the Company amended its revolving credit agreement in order to obtain consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of December 5, 2009, the balance on the revolving credit facility was $19.3 million and unused borrowing capacity was $2.1 million.
     The Company’s business plan for the remainder of fiscal year 2009 is based on achieving high single digit increases in comparable store sales for December and January. Fiscal year 2009 comparable store sales through November have decreased 0.2%, which was lower than the mid single digit increase reflected in the Company’s business plan. The business plan also reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses. The business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. The Company’s 2010 business plan, under which the Company expects to maintain adequate levels of liquidity for fiscal year 2010, reflects a return to mid-single digit increases in comparable store sales and working with its vendors and landlords to maintain payment terms that are reflective of the Company’s seasonal cash flow patterns in order to manage availability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     The Company continues to face considerable liquidity constraints. Although the Company believes its business plan is achievable, should the Company not achieve the sales or gross margin levels anticipated, not maintain payment terms from vendors and landlords that are reflective of its seasonal cash flow patterns, or incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow it to operate its business.
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
3. Impairment of Long-Lived Assets
     The Company reviews long-lived assets to be “held and used” for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company recorded $2,762,273 and $2,609,588, respectively, in noncash charges to earnings related to the impairment of long-lived assets.
4. Subordinated Secured Term Loan
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

     On May 9, 2008, the Company entered into an amendment to the subordinated secured term loan which modified the first quarter 2008 minimum adjusted EBITDA financial covenant, deferred principal payments until September 1, 2008 and re-amortized the remaining principal payments. As consideration for the amendment, the Company issued 50,000 additional shares of common stock. The fair value of the 50,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market unless and until the related registration statement, discussed above, covering these shares was declared effective by the SEC. Based on this analysis, the Company allocated $85,000 to the value of the 50,000 shares of common stock. The amendment also modified the terms of the registration rights agreement by adding the 50,000 additional shares to the registration obligations, changing the date on which the Company was required to file the registration statement, to May 12, 2008, and increasing the specified aggregate value on which liquidated damages would initially be computed to $1,096,000 from the initial specified value of $959,000. Based on the updated specified value, as of October 31, 2009, the maximum amount of liquidated damages that the Company could be required to pay is $65,760, which represents 3 potential monthly payments of $21,920. The Company has not recorded a liability in connection with the registration rights agreement because, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.
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
     On September 8, 2009, the Company further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, the Company paid a fee of $15,000.
     Scheduled principal payments, net of debt discount applied on the effective interest method are $590,130 for the remainder of fiscal year 2009 subsequent to October 31, 2009 and $2,556,445 for fiscal year 2010.
5. Revolving Credit Facility
     The Company has a revolving credit facility with a commercial bank (Bank). This agreement, as amended in April and September 2009, calls for a maximum line of credit of $30,000,000 ($40,000,000 pre-amendment) subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on January 31, 2011 (August 31, 2010 pre-amendment), and is secured by substantially all assets of the Company. The revolving credit agreement is senior to the subordinated secured term loan and the subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 2.5% (base rate only pre-amendment), which was 3.25% per annum at October 31, 2009 and January 31, 2009, or at the Company’s option, based on LIBOR (London Interbank Offered Rate, as defined in the agreement) plus 2.25% to 3.0% (1.5% to 2.25% pre-amendment). An unused line fee of 0.50% (0.25% pre-amendment) per annum is payable monthly based on the difference between the maximum line and the average loan balance. The Company had approximately $1,393,000, $700,000, and $3,509,000 of unused borrowing capacity under the revolving credit facility based upon the Company’s borrowing base calculation as of November 1, 2008, January 31, 2009, and October 31, 2009, respectively. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. As of October 31, 2009, the Company was in compliance with all of its financial and other covenants and expects to remain in compliance throughout fiscal year 2009 based on the expected execution of its business plan, as discussed in Note 2.
     On September 8, 2009, the Company further amended its revolving credit agreement in order to obtain consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee.
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
     On February 1, 2009, the Company adopted updated FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company will account separately for the fair value of the conversion feature of the convertible debentures beginning February 1, 2009. As of February 1, 2009 and October 31, 2009, the Company determined that the fair value of the conversion feature was de minimis. There was no significant financial impact to the Company as a result of adopting this guidance. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.
7. Income Taxes
     In accordance with ASC 740, Income Taxes, the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. ASC 740 places significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.
     Based on the Company’s analyses during fiscal 2007 and 2008, management concluded that the realizability of net deferred tax assets was no longer more likely than not and therefore established a valuation allowance against its net deferred tax assets. As of October 31, 2009, the Company has increased the valuation allowance to $18,514,866. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at October 31, 2009, consists of required state estimated income tax payments. As of October 31, 2009, the Company has approximately $28.1 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009
Current:
Federal	$(1,288,047)	$(1,896,202)	$(2,671,151)	$(2,959,723)
State and local	(311,853)	(439,318)	(653,854)	(674,481)

Total current	(1,599,900)	(2,335,520)	(3,325,005)	(3,634,204)

Deferred:
Federal	(1,354,271)	(1,320,839)	(1,932,449)	(1,679,324)
State and local	(246,231)	(240,153)	(365,465)	(305,332)

Total deferred	(1,600,502)	(1,560,992)	(2,297,914)	(1,984,656)

Valuation allowance	3,200,402	3,896,512	5,845,417	5,618,860

Total income tax expense	$—	$—	$222,498	$—

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009
Federal income tax at statutory rate	$(2,920,093)	$(3,558,443)	$(5,339,741)	$(5,135,302)
Impact of federal alternative minimum tax	—	—	222,498	—
Impact of graduated Federal rates	83,431	101,670	152,564	146,723
State and local taxes, net of federal income taxes	(368,944)	(449,604)	(674,671)	(648,846)
Permanent differences	5,204	9,865	16,431	18,565
Valuation allowance	3,200,402	3,896,512	5,845,417	5,618,860

Total income tax expense	$—	$—	$222,498	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	November 1, 2008	January 31, 2009	October 31, 2009
Deferred tax assets:
Net operating loss carryforward	$6,947,140	$7,332,648	$10,966,852
Vacation accrual	382,854	384,696	398,736
Inventory	1,821,079	1,187,969	1,386,641
Stock-based compensation	828,181	888,235	1,079,577
Accrued rent	3,897,741	3,812,183	3,652,044
Property and equipment	—	—	1,185,803

Total deferred tax assets	13,876,995	13,605,731	18,669,653

Deferred tax liabilities:
Prepaid expenses	147,665	159,717	154,787
Property and equipment	697,524	550,008	—

Total deferred tax liabilities	845,189	709,725	154,787

Valuation allowance	(13,031,806)	(12,896,006)	(18,514,866)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of October 31, 2009, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
8. Stock-Based Compensation
     During the thirty-nine weeks ended October 31, 2009, the Company issued 72,000 nonqualified stock options with a weighted average exercise price of $0.33 These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. In June 2009, the executive officers and members of the Company’s Board of Directors surrendered, for no current or future consideration, 224,073 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with ASC 718, the Company recognized $171,966 of non-cash stock-based compensation expense as a result of these surrenders.

     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended November 1, 2008 and October 31, 2009, are as follows:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 1, 2008	October 31, 2009
Options granted	310,500	72,000
Weighted-average fair value of options granted	$0.86	$0.33
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8% - 3.7%	2.2%
Expected volatility	46%	54%
Expected option life	6 years	6 years
     During the thirty-nine weeks ended October 31, 2009, the Company also issued 84,000 shares of restricted common stock and cancelled 7,000 previously issued shares of restricted stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.32.
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009
Numerator:
Net loss	$(8,343,124)	$(10,166,980)	$(15,478,902)	$(14,672,291)

Numerator for loss per share	(8,343,124)	(10,166,980)	(15,478,902)	(14,672,291)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(8,343,124)	$(10,166,980)	$(15,478,902)	$(14,672,291)

Denominator:	—	—	—	—
Denominator for basic earnings (loss) per share — weighted average shares	7,055,856	7,382,856	7,035,526	7,309,830
Effect of dilutive securities
Stock purchase warrants	—	—	—	—
Convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,055,856	7,382,856	7,035,526	7,309,830

     The diluted earnings per share calculation for the thirteen weeks ended October 31, 2009 excludes 22,241 incremental shares related to outstanding stock options and 481,348 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended October 31, 2009 excludes 16,750 incremental shares related to outstanding stock options and 477,440 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended November 1, 2008 excludes 4,695 incremental shares related to outstanding stock options and 465,656 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended November 1, 2008 excludes 4,694 incremental shares related to outstanding stock options and 464,709 incremental shares underlying convertible debentures because they are antidilutive.
     During the first quarter of 2009, the Company adopted updated provisions of ASC 260 Earnings per Share relating to determining whether instruments granted in share-based payment transactions are participating securities which addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This guidance requires all prior period EPS data to be adjusted retrospectively. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basis and diluted EPS.
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
11. Fair Value of Financial Instruments
     Effective with the second quarter of fiscal 2009, the Company adopted the provisions of ASC 825 Financial Instruments related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on the Company’s financial statements other than additional disclosures.

	November 1, 2008
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$141,559	$141,559
Revolving credit facility	20,249,110	20,249,110
Subordinated secured term loan	5,346,265	5,313,272
Subordinated convertible debentures	4,000,000	2,251,583

	January 31, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$134,676	$134,676
Revolving credit facility	11,482,862	11,482,862
Subordinated secured term loan	4,817,282	4,786,652
Subordinated convertible debentures	4,000,000	2,227,463

	October 31, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$164,538	$164,538
Revolving credit facility	16,693,755	16,693,755
Subordinated secured term loan	3,375,229	3,369,606
Subordinated convertible debentures	4,000,000	2,466,896
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
12. Nasdaq Listing
     On September 8, 2009, the Company’s Board of Directors authorized the Company to apply to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market generally requires continuing listing standards more commensurate with the Company’s current market value and capital structure than does the Nasdaq Global Market. Effective September 22, 2009, Nasdaq approved the transfer to the Nasdaq Capital Market.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 31, 2009, we operated 241 stores, including 222 Bakers stores and 19 Wild Pair stores located in 37 states.
     During the first thirty-nine weeks of 2009, our net sales decreased 0.3% compared to the first thirty-nine weeks of 2008, reflecting strong sandal sales in the Spring and strong boot sales in the fall offset by weakness in closed footwear and early fall transitional product. Comparable store sales in the first thirty-nine weeks of 2009 increased 0.2%, compared to a decrease of 0.8% in the first thirty-nine weeks of last year. Gross profit percentage decreased to 25.4% of sales in the first thirty-nine weeks of 2009 compared to 25.8% in the first thirty-nine weeks of 2008 due to increased markdowns in the third quarter. We ended the first thirty-nine weeks of 2009 with inventory down 14.2% from a year ago. Our selling expenses decreased 3.9% and our general and administrative expenses decreased 1.1%. We recognized noncash impairment expense of $2.8 million compared to $2.6 million last year. Our net loss was $14.7 million for the first thirty nine weeks of 2009, down from a net loss of $15.5 million in the first thirty nine weeks of 2008. Comparable store sales for the fourth quarter of 2009, through December 6, have decreased 2.2%.
     We incurred net losses of $15.0 million and $17.7 in fiscal years 2008 and 2007, but continue to make significant progress in focusing our inventory lines and maintaining cost control. Our losses in the first thirty-nine weeks of fiscal year 2009 and in fiscal years 2008 and 2007 have had a significant negative impact on our financial position and liquidity. As of October 31, 2009, we had negative working capital of $21.3 million, unused borrowing capacity under our revolving credit facility of $3.5 million, and shareholders’ deficit of $3.5 million. In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
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
     On September 8, 2009, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000. In addition, on September 8, 2009, we amended our revolving credit agreement to obtain the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment increased our interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased our unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of December 5, 2009, the balance on our revolving line of credit was $19.3 million and our unused borrowing capacity was $2.1 million.
     Our business plan for the remainder of fiscal year 2009 is based on a achieving high single digit increases in comparable store sales for December and January. Fiscal year 2009 comparable store sales through November have decreased 0.2%, which was lower than the mid single digit increase reflected in the Company’s original business plan. The business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses. The business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. Our 2010 business plan, under which we expect to maintain adequate levels of liquidity for fiscal year 2010, reflects a return to mid-single digit increases in comparable store sales and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan. Our Annual Report on Form 10-K provides additional detail about the risks of our liquidity situation and our ability to comply with our financial covenants. See also “Liquidity and Capital Resources” below.
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
     In June 2009, the FASB issued Accounting Standard Codification (ASC) 105 Generally Accepted Accounting Principles, or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. The Company adopted ASC 105 during the quarter ended October 31, 2009. Upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.
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
Store closing and impairment charges
     In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, long-lived assets of stores determined to be impaired are written down to fair value.
     During the thirty-nine weeks ended October 31, 2009, we recorded $2.8 million in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at certain underperforming stores. We recognized impairment expense of $2.6 million during the thirty-nine weeks ended November 1, 2008.
Stock-based compensation expense
     In accordance with ASC 718 Compensation — Stock Compensation, we recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. We also make assumptions regarding the number of options and the number of performance shares that will ultimately vest. The assumptions and calculations are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. Excess tax benefits related to stock option exercises are reflected as financing cash inflows and operating cash outflows.
Deferred income taxes
     We calculate income taxes in accordance with ASC 740 Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations.
     We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. Accounting standards place significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing our income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing our income tax expense in the period that such conclusion is reached.

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
     We anticipate that until we re-establish a pattern of continuing profitability, in accordance with applicable accounting guidance, we will not recognize any material income tax benefit in our statement of operations for future periods, as pretax profits or losses will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance which will result in the recognition of an income tax benefit in the period that it occurs.
     We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of October 31, 2009, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open.
     Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	November 1,	October 31,	November 1,	October 31,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	78.1	82.7	74.2	74.6

Gross profit	21.9	17.3	25.8	25.4
Selling expense	24.2	24.7	24.1	23.2
General and administrative expense	9.8	9.9	9.7	9.6
Loss on disposal of property and equipment	0.2	—	0.2	0.2
Impairment of long-lived assets	6.3	7.1	2.0	2.1

Operating loss	(18.6)	(24.4)	(10.2)	(9.9)
Other income, net	0.1	0.1	0.1	0.1
Interest expense	(1.8)	(1.7)	(1.8)	(1.7)

Loss before income taxes	(20.3)	(26.0)	(11.9)	(11.5)
Provision for income taxes	—	—	0.2	—

Net loss	(20.3)%	(26.0)%	(12.1)%	(11.5)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	November 1,	October 31,	November 1,	October 31,
	2008	2009	2008	2009
Number of stores at beginning of period	243	240	249	239
Stores opened during period	1	1	2	4
Stores closed during period	(3)	—	(10)	(2)

Number of stores at end of period	241	241	241	241

Thirteen Weeks Ended October 31, 2009 Compared to Thirteen Weeks Ended November 1, 2008
     Net sales. Net sales decreased to $39.0 million for the thirteen weeks ended October 31, 2009 (third quarter 2009) from $41.1 million for the thirteen weeks ended November 1, 2008 (third quarter 2008), a decrease of $2.1 million or 5.0%. This decrease reflected weak demand for our transitional product for fall. Our comparable store sales for the third quarter of 2009 decreased by 5.1% compared to a 4.5% increase in comparable store sales in the third quarter of 2008. Average unit selling prices and unit sales decreased 4.5% and 1.1%, respectively, compared to the third quarter of 2008. Our multi-channel sales increased 11.5% to $2.1 million.
     Gross profit. Gross profit decreased to $6.8 million in the third quarter of 2009 from $9.0 million in the third quarter of 2008, a decrease of $2.2 million or 24.8%. Gross margin in the third quarter of 2009 was negatively impacted by increased promotional activity we took in response to the weak demand for our transitional product for fall. As a percentage of sales, gross profit decreased to 17.3% in the third quarter of 2009 from 21.9% in the third quarter of 2008 primarily as a result of increased markdowns and lower leverage of buying and occupancy costs. The decrease in gross profit is attributable to a decrease of $1.8 million from reduced gross margin percentage, a decrease of $0.3 million from lower comparable store sales and a decrease of $0.1 million from net store closings. Total markdown costs increased to $8.0 million in the third quarter of 2009 from $6.5 million in the third quarter of 2008.
     Selling expense. Selling expense decreased to $9.7 million in the third quarter of 2009 from $9.9 million in the third quarter of 2008, a decrease of $0.2 million or 2.8%, but increased as a percentage of sales to 24.7% from 24.2%. This decrease was primarily the result of $0.2 million in lower store depreciation expense.
     General and administrative expense. General and administrative expense decreased to $3.9 million in the third quarter of 2009 from $4.0 million in the third quarter of 2008, a decrease of $0.1 million or 3.6%, but increased as a percentage of sales to 9.9% from 9.8%.
     Impairment of long-lived assets. Based on the criteria in ASC 360, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the third quarter of 2009, we recognized $2.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores compared to $2.6 million in the third quarter of 2008.
     Interest expense. Interest expense decreased to $0.7 million in the third quarter of 2009 from $0.8 million in the third quarter of 2008.
     Net loss. We had a net loss of $10.2 million in the third quarter of 2009 compared to a net loss of $8.3 million in the third quarter of 2008.
Thirty-nine Weeks Ended October 31, 2009 Compared to Thirty-nine Weeks Ended November 1, 2008
     Net sales. Net sales decreased to $127.7 million for the thirty-nine weeks ended October 31, 2009 from $128.2 million for the thirty-nine weeks ended November 1, 2008, a decrease of $0.5 million, reflecting strong sandal sales offset by weakness in closed footwear and early fall transitional product. Our comparable store sales for the first thirty-nine weeks of 2009 increased by 0.2% compared to a 0.8% decrease in comparable store sales in the first thirty-nine weeks of 2008. Average unit selling prices decreased 3.0% and unit sales increased 2.1% compared to the first thirty-nine weeks of 2008. Our multi-channel sales increased 6.1% to $6.6 million for the first three quarters of 2009.
     Gross profit. Gross profit decreased to $32.4 million in 2009 from $33.1 million in 2008, a decrease of $0.7 million or 2.2%. As a percentage of sales, gross profit decreased to 25.4% in 2009 from 25.8% in 2008. The decrease in gross profit is attributable to a decrease of $0.6 million from reduced gross margin percentage and a decrease of $0.4 million from net store closings, partially offset by an increase of $0.3 million from higher comparable store sales. Total markdown costs increased to $19.1 million in the first thirty-nine weeks of 2009 from $18.3 million in the first thirty-nine weeks of 2008 as a result of weak demand for our transitional product for fall partially offset by strong sandal sales during the spring and summer.
     Selling expense. Selling expense decreased to $29.6 million in 2009 from $30.8 million in 2008, a decrease of $1.2 million or 3.9%, and decreased as a percentage of sales to 23.2% from 24.1%. This decrease primarily reflects a $0.6 million in lower store depreciation expense, $0.3 million reduction in marketing and advertising expenses, $0.2 million decrease in store payroll expenses and $0.1 decrease in other expenses.
     General and administrative expense. General and administrative expense decreased to $12.3 million in 2009 from $12.4 million in 2008, a decrease of $0.1 million or 1.1% and decreased as a percentage of sales to 9.6% from 9.7%.
     Impairment of long-lived assets. During the first three quarters of 2009, we recognized $2.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized $2.6 million of impairment expense in the first three quarters of 2008.

     Interest expense. Interest expense decreased to $2.2 million in 2009 from $2.3 million in 2008.
     Income tax expense. We did not recognize an income tax benefit or expense in the first three quarters of 2009 compared to income tax expense of $0.2 million in the first three quarters of 2008 and continue to maintain a full valuation allowance against our net deferred tax assets. The income tax expense in the first three quarters of 2008 reflects differences between the alternative minimum tax recognized in the income tax provision and the income tax return filed for fiscal year 2007.
     Net loss. We had a net loss of $14.7 million in the first three quarters of 2009 compared to a net loss of $15.5 million in the first three quarters of 2008.
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
     Our losses in the first three quarters of fiscal year 2009 and recent years have had a significant negative impact on our financial position and liquidity. As of October 31, 2009, we had negative working capital of $21.3 million and unused borrowing capacity under our revolving credit facility of $3.5 million and negative shareholders’ equity of $3.5 million. In order to address our liquidity, in fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of common stock. On May 9, 2008, we amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the first quarter of fiscal year 2008 to maintain compliance as of May 2, 2008 and to defer principal payments until September 1, 2008. As consideration for the amendment, we issued an additional 50,000 shares of common stock.
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
     On September 8, 2009, we again amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000. In addition, on September 8, 2009, we amended our revolving credit agreement to obtain the senior lender’s consent to the amendment of the subordinated secured term loan. The amendment increased our interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased our unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee. As of December 5, 2009, the balance on the revolving credit facility was $19.3 million and unused borrowing capacity was $2.1 million.
     Our business plan for the remainder of fiscal year 2009 is based on a achieving high single digit increases in comparable store sales for December and January. Fiscal year 2009 comparable store sales through November have decreased 0.2%, which was lower than the mid single digit increase reflected in the Company’s original business plan. The business plan also reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2008. The plan also includes continued control over selling, general and administrative expenses. The business plan for the remainder of fiscal year 2009 reflects a significant improvement in cash flow over fiscal year 2008, but does not indicate a return to profitability. Our 2010 business plan, under which we expect to maintain adequate levels of liquidity for fiscal year 2010, reflects a return to mid-single digit increases in comparable store sales and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
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

     The following table summarizes certain key liquidity measurements as of the dates indicated:

	November 1, 2008	January 31, 2009	October 31, 2009
Cash	$141,559	$134,676	$164,538
Inventories	27,183,590	20,976,352	23,335,432
Total current assets	29,973,782	23,512,002	26,058,815
Property and equipment, net	35,655,340	34,029,666	26,183,851
Total assets	66,673,201	58,508,192	53,177,366
Revolving credit facility	20,249,110	11,482,862	16,693,755
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	5,346,265	4,817,282	3,375,229
Total current liabilities	46,925,540	38,283,963	47,357,912
Total shareholders’ equity (deficit)	9,817,114	10,449,400	(3,544,763)
Net working capital (deficit)	(16,951,758)	(14,771,961)	(21,299,097)
Unused borrowing capacity*	1,392,559	736,030	3,508,600

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $3.0 million in the first three quarters of 2009 compared to cash used in operating activities of $13.7 million in the first three quarters of 2008. Other than our net loss of $14.7 million, the most significant use of cash in operating activities in the first three quarters of 2009 relates to a $2.4 million increase in inventory partially offset by significant noncash expenses ($5.0 million of depreciation, $2.8 million of impairment expense, $0.5 million of stock-based compensation expense and $0.4 million of accretion of debt discount) and a $5.3 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns. Besides our net loss of $15.5 million in the first three quarters of 2008, the most significant use of cash in operating activities primarily related to a $9.1 million in increase in inventory significantly offset by noncash expenses ($6.0 million in depreciation expense, $2.6 million of impairment expense, and $0.5 million of stock-based compensation expense and $0.5 million of accretion of debt discount).
     Inventories at October 31, 2009 decreased $3.8 million, or 14.2%, over inventories at November 1, 2008. The decreased inventory levels reflect continued focus on inventory management and on timely promotional activity. Although we believe that at October 31, 2009, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.3 million in the first three quarters of 2009 compared to $0.7 million for the first three quarters of 2008. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of December 5, 2009, we have opened four new stores and closed two stores in fiscal year 2009. We currently anticipate that our capital expenditures in fiscal year 2009, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash provided by financing activities was $3.4 million in the first three quarters of 2009 compared to $14.4 million for the first three quarters of 2008. The principal source of cash from financing activities in the first three quarters of 2009 were the net draws of $5.2 million on our revolving line of credit offset by repayments of $1.8 million of principal payments on the subordinated secured term loan. The principal sources of cash from financing activities in the first three quarters of 2008 were the net proceeds of approximately $6.7 million received from the entry into the subordinated secured term loan and related issuance of 350,000 shares of common stock and net draws of $9.1 million on our revolving line of credit.

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
     On September 8, 2009 we further amended our revolving credit agreement in order to obtain consent to the amendment of the subordinated secured term loan. The amendment increased the interest rate from the bank’s prime rate plus 2.5% to prime plus 3.5%, increased the unused line fee from 0.50% to 0.75%, and imposed a $30,000 amendment fee.
     The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of October 31, 2009 and expect to remain in compliance throughout fiscal year 2009 based on the expected execution of our business plan.
     We had balances under our revolving credit facility of $16.7 million, $11.5 million and $20.2 million as of October 31, 2009, January 31, 2009, and November 1, 2008, respectively. We had approximately $3.5 million, $0.7 million and $1.4 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of October 31, 2009, January 31, 2009, and November 1, 2008, respectively. During the first three quarters of fiscal years 2009 and 2008, the highest outstanding balances on our revolving credit facility were $16.9 million and $20.6 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     On September 8, 2009, we further amended the subordinated secured term loan to reduce the financial covenant for minimum adjusted EBITDA for the second quarter of fiscal year 2009 in order to maintain compliance at August 1, 2009. As consideration for the amendment, we paid a fee of $15,000. We previously amended the subordinated secured term loan in May 2008 to modify our first quarter 2008 minimum adjusted EBITDA financial covenant and to defer principal payments until September 1, 2008, with the remaining principal payments under the loan re-amortized over the original term.
     We initially entered into the subordinated secured term loan with Private Equity Management Group, Inc. (PEM), as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, pursuant to a certain Second Lien Credit Agreement on February 4, 2008. The loan matures on February 1, 2011, with interest and principal installments required to be repaid over 36 months at an interest rate of 15% per annum. As consideration for the initial loan and the May 2008 amendment thereto, PEM received 400,000 shares of our common stock, an advisory fee of $300,000 and PEM’s costs and expenses.
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
     The loan agreement contains financial covenants which require us to maintain specified levels of tangible net worth and adjusted EBITDA (both as defined in the loan agreement) each fiscal quarter and sets annual limits on capital expenditures. The loan agreement also contains certain other restrictive covenants, including covenants that restrict our ability to use the proceeds of the Loan, to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control. For this purpose, a change of control is generally defined as, among other things, a person or entity acquiring beneficial ownership of more than 50% of our common stock, specified changes to our Board of Directors, sale of all or substantially all of our assets or certain recapitalizations. The loan agreement also contains customary representations and warranties and other affirmative covenants.
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
     Based on the specified value of the 400,000 shares described above, as of October 31, 2009, the maximum amount of liquidated damages that we could be required to pay would have been $65,760, which represents 3 potential monthly payments of $21,920. We have not recorded a liability in connection with the registration rights agreement because we have concluded that it is not probable that we will make any payments under the liquidated damages provisions of the registration rights agreement.
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

2005 Private Placement of Common Stock and Warrants
     In connection with our 2005 private placement of common stock and warrants, we sold warrants to purchase 250,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants have an exercise price of $10.18 per share and, subject to certain conditions, expire on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 through April 8, 2010 to the placement agent. In certain circumstances, a cashless exercise provision becomes operative for the warrants issued to the investors. In the event that the closing bid price of a share of our stock equals or exceeds $25.00 per share for 20 consecutive trading days, we have the ability to call the warrants, effectively forcing their exercise into common stock. The warrants issued to the placement agent generally have the same terms and conditions, except that the cashless exercise provision is more generally available and the warrants are not subject to a call provision. Through January 31, 2009, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. No warrants were exercised during the thirteen weeks ended October 31, 2009.
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
IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through October 31, 2009, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired.
Off-Balance Sheet Arrangements
     At October 31, 2009, January 31, 2009, and November 1, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 31, 2009:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$9,219,632	$3,310,793	$1,716,728	$4,192,111	$—
Operating lease obligations (2)	138,622,069	24,535,123	44,464,042	36,943,968	32,678,936
Purchase obligations (3)	27,844,048	27,790,048	54,000	—	—

Total	$175,685,749	$55,635,964	$46,234,770	$41,136,079	$32,678,936

(1)	Includes principal and interest payment obligations relating to our subordinated convertible debentures and to our subordinated secured term loan. These instruments are classified as current liabilities on our balance sheet.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order and payment obligations relating to store construction and miscellaneous service contracts.

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Codification (ASC) 105 Generally Accepted Accounting Principles, or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. The Company adopted ASC 105 during the quarter ended October 31, 2009. Upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.
     In May 2009, the FASB issued an update to the Subsequent Events topic (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective beginning in the second quarter of 2009 for the Company and did not have a material impact on its financial position, results of operations, or cash flows.
     Effective starting with the second quarter of fiscal 2009, we adopted the provisions of ASC 825 Financial Instruments related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on our financial statements other than additional disclosures.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2009.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following risk factor disclosure is in addition to the risk factor disclosure in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 previously filed with the SEC. Please see the information set forth under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” in our most recently filed Annual Report on Form 10-K and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.

     We received a staff deficiency letter from the Nasdaq Stock Market indicating that we have not met a listing standard for continued listing on the Nasdaq Capital Market. If we are unable to comply with continuing listing requirements we may be subject to delisting, which could cause our stock to be subject to additional volatility and illiquidity.
     On September 22, 2009, our stock listing was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. The Capital Market generally contains less rigorous continuing listing standards than the Global Market, including a $2.5 million minimum stockholders’ equity, a minimum market value of our publicly held shares of $1 million, and a $1 minimum bid price of our common stock. As of December 9, 2009, subject to any applicable periods for determining compliance or grace periods to regain compliance, we do not meet the $1 bid price and minimum stockholders’ equity requirements. On September 15, 2009, we received a deficiency letter from Nasdaq with respect to the $1.00 bid price requirement. Under Nasdaq rules, we have until March 15, 2010, to regain compliance with the $1.00 minimum bid price standard. There is no assurance that we will be able to regain compliance with the continuing listing standards. If we fail to comply with required Nasdaq continuing listing requirements, our stock could be delisted from Nasdaq. Please see “Item 1. Business — Risk Factors — There is no assurance that our common stock will continue to be listed on the Nasdaq Stock Market” in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended October 31, 2009.
ITEM 6. EXHIBITS
See Exhibit Index herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 9, 2009

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

4.1
*Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 14, 2009 (File No. 000-50563)).

4.2
Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.3
Security Agreement dated February 1, 2008 by the Company and the Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender Group, as defined therein (incorporated by reference to Exhibit 4.3. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50593)).

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

4.6
Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50593)).

4.7
Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.8
*Amendment Number 1 to Loan Documents dated as of May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50593)).

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

4.11
Amendment Number 3 to Loan Documents dated as of September 3, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.11. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50593)).

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

10.8
Fourth Amendment dated September 8, 2009 to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50593)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

*	Portions are omitted pursuant to a confidential treatment request and are filed separately with the SEC.