Form 10-K
period 2010-01-30
BAKERS FOOTWEAR GROUP INC
filed 2010-04-30
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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
Nasdaq Capital Market
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $0.79 for the shares on the Nasdaq Global Market) was approximately $2,203,000, as of August 1, 2009. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 24, 2010 there were 7,384,056 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2009 fiscal year (the “2010 Proxy Statement”) are incorporated by reference in Part III.

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

As of January 30, 2010, we operated a total of 238 stores, including 19 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of both women and men between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 24, 2010, we operated 239 stores, including 19 Wild Pair stores.

Our fiscal year is the standard retail calendar, which closes on the Saturday closest to January 31. In this Annual Report on Form 10-K, we refer to the fiscal years ended January 28, 2006, February 3, 2007, February 2, 2008, January 31, 2009, and January 30, 2010 as “fiscal year 2005,” “fiscal year 2006,” “fiscal year 2007,” “fiscal year 2008,” and “fiscal year 2009” respectively. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Recent Developments

We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008, but made significant progress during 2009 and 2008 in refocusing our inventory lines and maintaining cost control. We achieved increases in comparable store sales of 1.3% and 0.5% in fiscal years 2009 and 2008, respectively. In fiscal year 2009 we increased gross margin by 127 basis points and reduced selling, general and administrative expenses by 171 basis points as a percentage of sales on top of a 200 basis point increase in gross margin and a 200 basis point reduction in selling, general and administrative expenses achieved in fiscal year 2008. These improvements were made despite being negatively impacted by the sharp economic slowdown beginning in fall 2008.

Our losses in the last three years have had a significant negative impact on our financial position and liquidity. As of January 30, 2010, we had negative working capital of $14.3 million, unused borrowing capacity under our revolving credit facility of $1.9 million, and our shareholders’ equity had declined to $2.1 million.

Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through April 24, 2010 are down 1.4%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2009. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of April 24, 2010 the balance on our term loan was $2.2 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, we issued 400,000 shares of our common stock and paid an advisory fee of $300,000 and costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment.

In order to obtain our senior lender’s consent to the April 2009 and September 2009 amendments to our subordinated secured term loan, we amended our credit facility in those months. Among other things, the amendments extended the maturity from August 31, 2010 to January 31, 2011, reduced the credit ceiling from $40 million to $30 million, generally increased the interest rate from the bank’s prime rate to the prime rate plus 3.5%, eliminated a grace period for failing to maintain a minimum availability and implemented other amendments to the agreement, including increasing certain fees. As additional consideration for the amendments and the extension of the maturity date of the facility, we paid a total of $155,000 in fees. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 24, 2010, the balance on our revolving line of credit was $14.3 million and our unused borrowing capacity was $2.0 million.

Our business plan is premised on our ability to renew or replace our existing credit facility which is scheduled to expire on January 31, 2011 at terms comparable to the existing terms. Although we believe that we will be successful in this effort, there is no assurance that we will be able to do so. If we are unable to extend our credit facility, it would become necessary for us to obtain additional sources of liquidity to continue to operate.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.” herein.

For additional information on our loan arrangements, please see “— Liquidity and Capital Resources” herein and “Item 1. Business — Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 1. Business — Risk Factors — Our credit facility restricts our activities” herein.

As a result of our reduced shareholders’ equity, in September 2009 we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, the lowest tier of The Nasdaq Stock Market (“Nasdaq”). On March 29, 2009, Nasdaq issued a determination to de-list our common stock as a result of our failing to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. We are currently in the process of appealing Nasdaq’s determination, which has temporarily stayed our de-listing from Nasdaq. However, we believe that it is likely that our operating results will not allow us to regain compliance with the Nasdaq minimum stockholders’ equity requirement during fiscal year 2010. Therefore, we can give no assurance that our appeal will be successful. Please see “Item 1. Business — Risk Factors — The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq could negatively impact the value of our common stock and decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.”

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004, we raised $15.5 million in connection with our initial public offering, reclassified our capital structure, converted outstanding subordinated convertible debentures into shares of common stock and terminated our repurchase obligations relating to our pre-IPO shares. We used the net proceeds to repay certain outstanding obligations and open new stores and remodel existing stores. In April 2005, we completed a private placement of 1,000,000 shares of common stock and warrants to purchase a total of up to 375,000 shares of common stock. In June 2007, we completed a private placement of $4.0 million in aggregate principal amount of subordinated convertible debentures. In February 2008, we obtained net proceeds of approximately $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan and the issuance of 350,000 shares of our common stock. For additional information regarding these transactions, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Improving Comparable Store Sales

We strive to improve our comparable stores sales by focusing on our micro-merchandising strategy and focusing on better selling styles. We also expect to complement our in-store sales with Internet sales.

•	We attempt to keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting young women into the footwear and accessory styles they desire. To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

•	We employ a test and react strategy that constantly updates our product mix while managing inventory risk. This strategy is supported by our relationships with manufacturers, which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react relatively quickly to fashion trends and keep fast-moving inventory in stock.

•	We also seek to improve comparable store sales increases through branded and private label accessories. Accessories accounted for 12.1% of merchandise sales in fiscal year 2009 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear and accessories because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 14.2% of our net shoe sales for fiscal year 2009 consisted of branded footwear.

•	For fiscal year 2009, our multi-channel sales were $10.4 million. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

New Store Strategy

We have delayed most of our store expansion plans until our liquidity improves. We are also subject to limitations under our debt agreements on the amount we can spend on capital expenditures through fiscal year 2010. Over the long-term, we believe that there are substantial opportunities of us to grow our business.

We opened four stores in fiscal year 2009 and have opened two new stores in fiscal year 2010. Further store openings in fiscal year 2010 are constrained by our debt covenant for capital expenditures. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores. We opened two new stores in fiscal year 2008 and six new stores in fiscal year 2007.

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

Private Label.

Our private label merchandise, which comprised approximately 85.8% of our net shoe sales in fiscal year 2009, is generally sold under the Bakers label and, in some instances, is supplied to us on an exclusive basis. The retail prices of our private label footwear generally range from $39 to $89 with most offerings in the $59 to $79 range. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.

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

H by Halston.

On January 25, 2010, we entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, we have the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. Our intention is to use H by Halston as a new platform for developing and selling fast, young, moderate priced designer footwear for young women. We believe this agreement can add tremendous value to Bakers with our vendors, employees and customers. It is part of a long-term trend in retailing where retailers own a captive piece of a design label. We expect the first H by Halston shoe to be delivered in May and the first H by Halston line of footwear and handbags to be in our stores by August. We will pay royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly. The initial quarterly minimum royalty payment was made at the commencement of the agreement; subsequent royalty payments will be made quarterly in arrears.

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our branded shoe sales comprised approximately 14.2% of our net shoe sales for fiscal year 2009. We believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Ed Hardy®, Jessica Simpson®, BCBGirls®, Guess Sport®, Rocawear®, Blowfish®, Playboy®, and Baby Phat®. We believe offering nationally recognized brands are a key element to attracting appearance conscious young women. Branded merchandise sells at a higher price point than our private label merchandise. As a result, despite a lower gross margin percentage, branded merchandise can generate greater gross profits per pair and leverages our operating costs.

Accessories.

Our branded and private label accessories include handbags, jewelry, sunglasses, ear clips and earrings, leggings, scarves and other items. Our accessory products allow us to offer the convenience of one-stop shopping to our customers, enabling them to complement their seasonal ready-to-wear clothing with color coordinated footwear and accessories. Accessories add to our overall sales and typically generate higher gross margins than our footwear.

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2007-2009:

	Fiscal Year
Category	2007	2008	2009

Private Label Footwear	71.3%	72.8%	75.4%
Branded Footwear	16.2%	15.5%	12.5%
Accessories	12.5%	11.7%	12.1%

Total	100.0%	100.0%	100.0%

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

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of January 30, 2010, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications.

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

Our customers use cash and third-party credit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

Following is a list of our stores by state as of January 30, 2010:

	No.
	Stores

Alabama	1
Arizona	3
Arkansas	2
California	38
Colorado	2
Connecticut	5
Delaware	1
Florida	18
Georgia	13
Idaho	1
Illinois	17
Indiana	2
Kansas	2
Kentucky	1
Louisiana	5
Maryland	7
Massachusetts	7
Michigan	9
Missouri	6
Nebraska	1
Nevada	3
New Hampshire	1
New Jersey	14
New Mexico	1
New York	20
North Carolina	4
Ohio	6
Oklahoma	2
Pennsylvania	6
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	23
Utah	1
Virginia	7
Washington	2
Wisconsin	2

Total Stores	238	*
Total States	37

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of January 30, 2010, we operated 219 Bakers stores and 19 Wild Pair stores. As of April 24, 2010, we operated 239 stores including 19 Wild Pair stores. Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for faster fashion minded women and men with our target customer between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, environment within our Wild Pair stores. Wild Pair stores carry a higher proportion of branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair formats:

	Bakers	Wild Pair

Target customer	Women — ages 16-35	Men & women — ages 17-29
Private label sales	87% — 90%	40% — 45%
Branded sales	10% — 13%	55% — 60%
Fashion content	Widely — accepted	Edgy, lifestyle-based
Approximate average store size	2,300 square feet	2,100 square feet

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

Our regional managers are primarily responsible for the operation and results of the stores in their region, including the hiring or promotion of store managers. We develop new store managers by promoting from within and selectively hiring from other retail organizations. Our store managers are primarily responsible for store results, hiring and training store level staff, payroll control, shortage control, store presentation and regional marketing. While managers are key in helping to determine correct product mix for their market, merchandise selections, inventory management and visual merchandising strategies for each store are largely determined at the corporate level and are communicated to the stores generally on a weekly basis.

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

Management, or our agents, perform an array of quality control inspection procedures at each stage in the production process, including examination and testing of prototypes of key products prior to manufacture, samples and materials prior to production and final products prior to shipment.

Substantially all merchandise for our stores is initially received, inspected, processed and distributed through one of our two distribution centers, each of which is part of a third-party warehousing system. Merchandise that is manufactured in China is delivered to our west coast distribution center located in Los Angeles, California and merchandise manufactured elsewhere in the world is delivered to our east coast distribution center located near Philadelphia, Pennsylvania. In accordance with our micro-merchandising strategy, our allocation teams determine how the product should be distributed among the stores based on current inventory levels, sales trends, specific product characteristics and the buyers’ input. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution centers using third party carriers, and any goods not shipped to stores are shipped to our warehouse facility in St. Louis, Missouri for replenishment purposes. We also fulfill our Internet store and catalog sales from our St. Louis facility.

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

Employees

As of April 22, 2010, we employed approximately 571 full-time and 1,809 part-time employees with approximately 150 of our employees at our corporate offices and warehouse, and 2,231 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Properties

All of our stores are located in the United States. We lease all of our store locations. Most of our leases have an initial term of approximately ten years. In addition to base rent, leases typically require us to pay property taxes, utilities, repairs, maintenance, common area maintenance and, in some instances, merchant association fees. Some of our leases also require contingent rent based on sales.

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately seven years remaining. We also lease an approximately 138,000 square foot warehouse in St. Louis with a remaining lease term of approximately six years.

Intellectual Property and Proprietary Rights

We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademarks Bakerstm and Wild Pair®. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “Risk Factors — Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers” and “Wild Pair” is restricted” and “Risk Factors — Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names.”

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

These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our susceptibility to operating losses;

•	our ability to successfully appeal our pending delisting from the Nasdaq Stock Market;

•	our ability to maintain adequate liquidity to operate our business as desired;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	our expectations regarding future financial results or performance;

•	the execution of our business strategy;

•	our ability to comply with the covenants under our lending arrangements;

•	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

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

If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.

Our ability to maintain and ultimately improve our liquidity position is highly dependent on sustaining the positive sales trends that began in June 2008 and have continued through 2009. Our comparable store sales for the last three quarters of fiscal year 2008 increased 4.7% and our comparable store sales for fiscal year 2009 increased 1.3%. Through the first 12 weeks of fiscal year 2010 comparable stores sales decreased 1.4%. Our comparable store sales for fiscal year 2006 and fiscal year 2007 decreased 7.1% and 12.3%, respectively. Our net losses in recent years have negatively impacted our liquidity and financial position. At January 30, 2010, we had negative working capital of $14.3 million, unused borrowing capacity under our revolving credit facility of $1.9 million, and our shareholders’ equity had declined to $2.1 million. If positive sales trends do not continue, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity, or take additional cost cutting measures. Any future financing would be subject to our financial results, market conditions and the consent of our lenders. We may not be able to obtain additional financing or we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq could negatively impact the value of our common stock and decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.

In September 2009, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market where our common stock is currently listed. The Nasdaq Stock Market (Nasdaq) has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market. These requirements include maintaining a minimum stockholders’ equity of $2.5 million, a minimum closing bid price of $1.00 per share and also include maintaining a minimum market value of publicly held shares. As of October 31, 2009, we did not meet the minimum shareholders’ equity requirement. On December 14, 2009 we received a staff deficiency letter from Nasdaq informing us that, based on its stockholders’ deficit as reported in our Quarterly Report on Form 10-Q filed on December 9, 2009, we did not meet the $2.5 million minimum stockholders’ equity required for continued listing on the Capital Market. In response to this letter, we submitted a plan of compliance to Nasdaq. On January 21, 2010 Nasdaq granted us an extension until March 29, 2010 to demonstrate compliance with this standard. On March 29, 2010, after we reported our fourth quarter results showing stockholders’ equity of $2.1 million, we received a staff deficiency letter from Nasdaq stating that the Company did not meet the minimum stockholders’ equity requirement within the extension period. If we would not have appealed this determination, our common stock would have been suspended from trading at the open of business on April 7, 2010 and our securities would have been removed from listing and registration on Nasdaq.

We appealed this staff deficiency letter and have been granted a hearing to be held on May 6, 2010. We have appealed this determination based on our improved operating results over the past two years, positive sales momentum in 2010, and positive cash flow. However, we believe that it is likely that our operating results will not allow us to regain compliance with the Nasdaq minimum stockholders’ equity requirement during fiscal year 2010. Therefore, we can give no assurance that our appeal will be successful.

If the our appeal is unsuccessful and our common stock is delisted from Nasdaq, we expect to have our common stock quoted on the OTC Bulletin Board or the “Pink Sheets.” However, a market maker must apply to register and quote the Common Stock for the OTC Bulletin Board or “Pink Sheets.” We have held preliminary discussions with potential market makers and believe that such market makers will be willing to do so. Since this process is not within our direct control, however, there is no assurance that the Company’s securities will be quoted on the OTC Bulletin Board or the “Pink Sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain adequate financing for the continuation of our operations.

The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended January 30, 2010, states that our recent losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary if we cease to function as a going concern. See Note 2 to our financial statements. This audit report could adversely affect our relationships with our landlords, our suppliers, our ability to raise additional capital and to execute our business plan, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we cease to function as a going concern you may lose your investment in the Company.

Our revolving credit facility is scheduled to expire on January 31, 2011 and our continued operations are reliant upon our ability to either renew or replace this facility.

We have a $30.0 million secured revolving credit facility with Bank of America, N.A. We routinely depend on our credit facility and may use a large percentage of the facility to fund our inventory purchases and our capital expenditures. The facility is scheduled to expire on January 31, 2011. We are currently negotiating with the bank to renew the facility. Although we believe that we will be successful in negotiating a renewal or replacement, there is no assurance that we will be able to do so. In the event that we were to be unable to renew the facility with the bank or unable to replace the facility with a similar facility with another financial institution, it would become necessary for us to obtain additional sources of liquidity. We may not be able to obtain additional financing or we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements during our year. Draws on our credit facility are limited by both an overall limit of $30 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $30 million overall limit. As of January 30, 2010, we had an outstanding balance on our credit facility of $10.5 million and unused borrowing capacity, calculated in accordance with the agreement, of $1.9 million. As of April 24, 2010, we had an outstanding balance of $14.3 million and unused borrowing capacity of $2.0 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

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

The terms of our subordinated secured term loan contain certain covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness and subject us to a cross-default under our credit facility.

Although we have entered into an amendment with our lenders to eliminate certain financial covenants regarding specified levels of adjusted EBITDA and tangible net worth (both as defined in the loan agreement) each fiscal quarter, our loan agreement still contains annual limits on capital expenditures. We are also subject to restrictive covenants, including covenants that restrict our ability to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control (as defined in the loan agreement). The loan agreement generally provides for customary events of default, including default in the payment of principal or interest or other required payments, failure to observe or perform covenants or agreements contained in the transaction documents (subject to certain limited exceptions), materially breaching our senior credit facility or the terms of our subordinated convertible debentures, generally failure to pay when due debt obligations (broadly defined, subject to certain exceptions) in excess of $1 million, specified events of bankruptcy or specified judgments against us.

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

An amendment to maintain compliance with our loan covenants, if any, may be extremely expensive. In order to obtain the consent of our senior lender for such amendments, we have also agreed to modify the terms of our senior credit facility, which included an increase in the interest rate and certain fees. However, there can be no assurance that we would be able to obtain additional amendments in the future.

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

Due to factors such as these, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, net income for the fourth quarter of fiscal year 2008 was substantially less than the fourth quarter of 2007. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

For fiscal year 2009, five buying agents/private label vendors accounted for approximately 49% of our merchandise purchases, with one private label vendor accounting for approximately 16% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

A decline in the value of the United States dollar relative to other currencies, especially the Chinese yuan could negatively impact our gross margins.

The value of the United States dollar has declined relative to the Chinese yuan since our initial public offering in 2004. Although our inventory purchase transactions are denominated in United States dollars which eliminates exchange rate risks on established contracts, the decline in the value of the United States dollar has resulted in increases in the costs of our Chinese sourced products. In the event of a further decline in the United States dollar or economy, it may mot be possible for us to increase or maintain an increase in our average selling prices sufficient to fully or partially reflect these cost increases. To the extent that we are unable to offset such cost increases there would be a negative impact on our gross margins.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted in the Nasdaq Capital Market under the symbol “BKRS” since September 2009. Prior to that the common stock was quoted on the Nasdaq Global Market since February 5, 2004. Prior to this time, there was no public market for the Company’s common stock. The initial public offering price of the Company’s common stock was $7.75 per share. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the Nasdaq was $2.62 per share on April 23, 2010. As of April 23, 2010, we estimate that there were approximately 35 holders of record and approximately 1,100 beneficial owners of the Company’s common stock. Please see “Item 1. Business — Risk Factors — The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq could negatively impact the value of our common stock and decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.”

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2008 and 2009.

	High	Low

2008
First quarter (ended May 3, 2008)	$3.90	$1.30
Second quarter (ended August 2, 2008)	2.19	0.86
Third quarter (ended November 1, 2008)	3.67	0.75
Fourth quarter (ended January 31, 2009)	1.48	0.27
2009
First quarter (ended May 2, 2009)	$1.47	$0.17
Second quarter (ended August 1, 2009)	1.20	0.63
Third quarter (ended October 31, 2009)	0.98	0.68
Fourth quarter (ended January 30, 2010)	1.75	0.55

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

During fiscal year 2009, the Company did not repurchase any Company securities.

Item 6.	Selected Financial Data.

The following table summarizes certain selected financial data for each of the five fiscal years in the period ended January 30, 2010 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 30, 2010 are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(1)
			February 2,	January 31,	January 30,
	January 28,	February 3,	2008	2009	2010
	2006(2)	2007(3)(4)	(5)(6)(7)(8)	(6)(7)(8)(9)(10)	(7)(8)(10)

Net sales	$194,780,125	$204,753,062	$186,279,987	$183,661,789	$185,368,696
Gross profit	65,340,924	62,202,028	47,461,122	50,551,662	53,368,600
Income (loss) before income taxes	10,502,572	(2,452,971)	(16,965,898)	(14,910,754)	(9,082,096)
Provision for (benefit from) income taxes	3,949,282	(909,860)	691,367	84,847	—

Net income (loss)	$6,553,290	$(1,543,111)	$(17,657,265)	$(14,995,601)	$(9,082,096)

Net income (loss) per common share
Basic	$1.10	$(0.24)	$(2.70)	$(2.13)	$(1.24)

Diluted	$1.04	$(0.24)	$(2.70)	$(2.13)	$(1.24)

Total assets	$74,754,684	$83,158,859	$67,558,951	$58,508,192	$48,618,467

Long-term debt and capital lease obligations, less current portion	$247,671	$57,863	$4,000,000	$—	$—

(1)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period. The Company currently has no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” which is incorporated herein by reference.

(2)	On April 8, 2005, we sold 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock to certain investors in a private placement for gross proceeds of $8,750,000. The warrants had an exercise price of $10.18 per share and expired on April 8, 2010. We also issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.18 to the placement agent. The net proceeds after placement fees and expenses were $7,538,419. We used the proceeds to finance new store expansion and remodel existing stores into our new format.

(3)	We base our fiscal year on a 52/53 week period. The fiscal year ended February 3, 2007 was a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(4)	On January 29, 2006, we began recognizing compensation expense for stock-based compensation ratably over the service period related to each grant based on the grant date fair value. We used the modified prospective method whereby prior years’ results were not restated. Total stock based compensation expense for fiscal years 2006, 2007, 2008 and 2009 was $744,422, $529,571, $609,901 and $585,341, respectively.

(5)	During fiscal year 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of $3,578,752.

(6)	During fiscal year 2007, the Company entered into an agreement to terminate a long-term below market operating lease, in exchange for an immediate $5,050,000 cash payment and the right to continue occupying the space through January 8, 2009. The Company recognized a net gain of $4.7 million from this transaction in fiscal year 2007.

(7)	During fiscal years 2007, 2008 and 2009, we recognized $3,131,169, $2,609,589 and $2,762,273, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(8)	During fiscal year 2007, the Company’s pretax losses exceeded the Company’s operating loss carryback potential. Therefore, the Company concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of February 2, 2008, the valuation allowance was $7,186,389, resulting in a net provision for income tax expense of $691,367 for fiscal year 2007. As of January 31, 2009 and January 30, 2010, the valuation allowance had increased to $12,896,006 and $16,363,420, respectively.

(9)	During fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock.

(10)	As discussed in Note 2 to the financial statements, the entire balance of the subordinated secured term loan and the subordinated convertible debentures has been classified as current liabilities. Scheduled principal repayments due after one year from January 30, 2010 for the subordinated convertible debentures are $4,000,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of January 30, 2010, we operated 238 stores, including the 19 store Wild Pair chain that targets men and women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 24, 2010 we operated 239 stores, including 19 Wild Pair stores.

We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008, but made significant progress during 2009 and 2008 in refocusing our inventory lines and maintaining cost control. We achieved increases in comparable store sales of 1.3% and 0.5% in fiscal years 2009 and 2008, respectively. In fiscal year 2009 we increased gross margin by 127 basis points and reduced selling, general and administrative expenses by 171 basis points as a percentage of sales on top of a 200 basis point increase in gross margin and a 200 basis point reduction in selling, general and administrative expenses achieved in fiscal year 2008. These improvements were made despite being negatively impacted by the sharp economic slowdown beginning in fall 2008.

Our losses in the last three years have had a significant negative impact on our financial position and liquidity. As of January 30, 2010, we had negative working capital of $14.3 million, unused borrowing capacity under our revolving credit facility of $1.9 million, and our shareholders’ equity had declined to $2.1 million.

Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through April 24, 2010 are down 1.4%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2009. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of April 24, 2010, the balance on our term loan was $2.2 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, we issued 400,000 shares of our common stock and paid an advisory fee of $300,000 and costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment.

In order to obtain our senior lender’s consent to the April 2009 and September 2009 amendments to our subordinated secured term loan, we amended our credit facility in those months. Among other things, the amendments extended the maturity from August 31, 2010 to January 31, 2011, reduced the credit ceiling from $40 million to $30 million, generally increased the interest rate from the bank’s prime rate to the prime rate plus 3.5%, eliminated a grace period for failing to maintain a minimum availability and implemented other amendments to the agreement, including increasing certain fees. As additional consideration for the amendments and the extension of the maturity date of the facility, we paid a total of $155,000 in fees. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 24, 2010, the balance on our revolving line of credit was $14.3 million and our unused borrowing capacity was $2.0 million.

Our business plan is premised on our ability to renew or replace our existing credit facility which is scheduled to expire on January 31, 2011 at terms comparable to the existing terms. Although we believe that we will be successful in this effort, there is no assurance that we will be able to do so. If we are unable to extend our credit facility, it would become necessary for us to obtain additional sources of liquidity to continue to operate.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.” herein.

For additional information on our loan arrangements, please see “— Liquidity and Capital Resources” herein and “Item 1. Business — Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 1. Business — Risk Factors — Our credit facility restricts our activities” herein.

As a result of our reduced shareholders’ equity, in September 2009 we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, the lowest tier of The Nasdaq Stock Market (“Nasdaq”). On March 29, 2009, Nasdaq issued a determination to delist our common stock as a result of our failing to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. We are currently in the process of appealing Nasdaq’s determination, which has temporarily stayed our de-listing from Nasdaq. However, we believe that it is likely that our operating results will not allow us to regain compliance with the Nasdaq minimum stockholders’ equity requirement during fiscal year 2010. Therefore, we can give no assurance that our appeal will be successful. Delisting could limit our ability to raise capital from the sale of securities. Please see “Item 1. Business — Risk Factors — The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq could negatively impact the value of our common stock and decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.”

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

We operate on a 52 — 53 week fiscal year. Fiscal years 2009, 2008 and 2007 were 52 week periods. For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales (“Multi-Channel Sales”) as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2009 compare the fifty-two week period ended January 30, 2010 to the fifty-two week period ended January 31, 2009. Comparable store sales for fiscal year 2008 compare the fifty-two week period ended January 31, 2009 to the fifty-two week period ended February 2, 2008.

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

Store closing and impairment charges

Long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value. During the years ended February 2, 2008, January 31, 2009 and January 30, 2010, we

recorded $3,131,169, $2,609,588, and $2,762,273, respectively, in noncash charges to earnings related to the impairment of long-lived assets.

Stock-based compensation expense

We compensate certain employees with various forms of share-based payment awards and recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. We also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. Excess tax benefits related to stock option exercises be reflected as financing cash inflows and operating cash outflows.

During fiscal year 2006 and fiscal year 2007, we made grants of performance shares under our 2005 Incentive Compensation Plan. Based upon the degree of achievement of performance objectives for net sales and return on average assets through performance periods through fiscal year 2009, no shares of common stock were issued under these performance share grants. During fiscal years 2007 and 2009, we granted 69,000 shares and 84,000 shares, respectively, of restricted stock under our 2005 Incentive Compensation Plan. During fiscal years 2007, 2008, and 2009 we granted 272,613, 310,500, and 72,000 stock options, respectively, under our 2003 Stock Option Plan.

As of January 30, 2010, the total unrecognized compensation cost related to non vested stock-based compensation is $513,142, and the weighted-average period over which this compensation is expected to be recognized is 1.3 years.

Deferred income taxes

We calculate income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations.

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

Based on our analyses during fiscal year 2008 and fiscal year 2009, we concluded that the realizability of net deferred tax assets was unlikely, and maintained a full valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

We anticipate that until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, we will not recognize any material income tax expense or benefit in our statement of operations for future periods, as pretax profits or losses generally will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance which will result in the recognition of an income tax benefit in the period that it occurs.

We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 30, 2010 and January 31, 2009, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Fiscal Year

Our fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 30, 2010 (fiscal year 2009), January 31, 2009 (fiscal year 2008) and February 2, 2008 (fiscal year 2007) are 52 week periods.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	74.5	72.5	71.2

Gross profit	25.5	27.5	28.8
Selling expense	25.0	23.0	22.0
General and administrative expense	9.6	9.4	8.6
(Gain) loss on disposal of property and equipment	(2.5)	0.2	0.2
Impairment of long-lived assets	1.7	1.4	1.5

Operating loss	(8.3)	(6.5)	(3.5)
Other income, net	0.1	0.1	0.1
Interest expense	(0.9)	(1.8)	(1.5)
Provision for income taxes	0.4	—	—

Net loss	(9.5)%	(8.2)%	(4.9)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Number of stores at beginning of period	257	249	239
Stores opened or acquired during period	6	2	4
Stores closed during period	(14)	(12)	(5)

Number of stores at end of period	249	239	238

Fiscal Year Ended January 30, 2010 Compared to Fiscal Year Ended January 31, 2009

Net sales.  Net sales were $185.4 million in fiscal year 2009, up from $183.7 million for fiscal year 2008, an increase of $1.7 million or 0.9%. Comparable store sales in fiscal year 2009 increased 1.3% compared to a 0.5% increase in fiscal year 2008. Sales reflected strong sandal sales during the summer months, favorable sales trends across all key categories, particularly in boots and booties during the fall, offset by weakness in closed footwear and early fall transitional product. Average unit selling prices decreased 1.9% reflecting slightly lower price points compared to fiscal year 2008. Unit sales volume increased 2.5%. Our multi-channel sales increased 4.0% to $10.4 million in fiscal year 2009.

Gross profit.  Gross profit increased to $53.4 million in fiscal year 2009 from $50.6 million in fiscal year 2008, an increase of $2.8 million or 5.6%. As a percentage of sales, gross profit increased to 28.8% in fiscal year 2009 from 27.5% in fiscal year 2008. Principal components of the increase in gross margin dollars in fiscal year 2009 are a $2.3 million increase from improved gross margin percentage, a $1.1 million increase from higher comparable store sales, offset by a $0.6 million decrease in gross profit from net store closings. Total markdown costs decreased to $26.0 million in fiscal year 2009 compared to $26.7 million in fiscal year 2008, reflecting the stronger regular price sales across all categories of footwear in fiscal year 2009 and lower inventory levels in 2009.

Selling expense.  Selling expense decreased to $40.8 million in fiscal year 2009 from $42.2 million in fiscal year 2008, a decrease of $1.3 million or 3.2%. The decrease was primarily the result of a $0.8 million decrease in store depreciation expense and a $0.5 million decrease in direct marketing costs.

General and administrative expense.  General and administrative expense decreased to $15.9 million in fiscal year 2009 from $17.2 million in fiscal year 2008, a decrease of $1.3 million or 7.5%. As a percentage of sales, general and administrative expense decreased to 8.6% from 9.4% in fiscal year 2008. The decrease was primarily the result of $0.8 million of lower group health insurance costs, $0.4 million of lower depreciation and a net $0.1 million decrease of professional fees, repairs and maintenance costs.

Gain/loss on disposal of property and equipment.  Loss on disposal of property and equipment was $0.3 million in fiscal year 2009 and fiscal year 2008. The loss in fiscal year 2009 relates to expensing leasehold improvements and store fixtures due to store closings.

Impairment of long-lived assets.  During fiscal year 2009 we recognized $2.8 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. Impairment expense in fiscal year 2008 was $2.6 million.

Interest expense.  Interest expense decreased to $2.7 million in fiscal year 2009 from $3.3 million in fiscal year 2008, a decrease of $0.6 million. The decrease in interest expense reflects a decreased average outstanding balance on the revolving credit agreement. There was also an additional $250,000 fee incurred in fiscal year 2008, due to the modification of the subordinated secured term loan, which was not incurred in fiscal year 2009.

Income tax expense.  We did not recognized an income tax expense in fiscal year 2009 compared to income tax expense of $0.1 million in fiscal year 2008. The income tax expense in fiscal year 2008 reflects differences between the alternative minimum tax and realized operating loss carrybacks recognized in the income tax provision and the income tax returns filed for fiscal year 2007.

Net loss.  We had a net loss of $9.1 million in fiscal year 2009 compared to net loss of $15.0 million in fiscal year 2008.

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

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended February 2, 2008(1)(2)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	$49,255,817	$41,984,658	$40,293,957	$54,745,555
Gross profit	15,288,041	9,276,094	3,508,981	19,388,006
Operating expenses	16,492,999	16,363,091	18,375,013	11,616,861
Operating income (loss)	(1,204,958)	(7,086,997)	(14,866,032)	7,771,145

	Fiscal Year Ended January 31, 2009(1)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 5,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Net sales	$43,537,503	$43,568,099	$41,075,064	$55,481,123
Gross profit	11,249,973	12,879,165	8,996,887	17,425,637
Operating expenses	15,319,099	14,236,601	16,623,909	16,148,228
Operating income (loss)	(4,069,126)	(1,357,436)	(7,627,022)	1,277,409

	Fiscal Year Ended January 30, 2010(1)
	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Net sales	$44,976,621	$43,720,271	$39,042,191	$57,629,613
Gross profit	12,696,440	12,922,107	6,766,363	20,983,690
Operating expenses	14,600,044	14,076,667	16,293,982	14,853,036
Operating income (loss)	(1,903,604)	(1,154,560)	(9,527,619)	6,130,654

(1)	During the second and third quarters of fiscal year 2007 and the third quarters of fiscal year 2008 and 2009 we recognized $755,672, $2,375,497, $2,609,588, and $2,762,273, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(2)	During the fourth quarter of fiscal year 2007, we entered into an agreement to terminate a long-term below market operating lease, in exchange for a $5.0 million cash payment, and the right to continue occupying the space through January 8, 2009. We recognized a net gain of $4.7 million from this transaction in the fourth quarter of fiscal year 2007, which is reflected as a component of operating expenses.

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

We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008, but made significant progress during 2009 and 2008 in refocusing our inventory lines and maintaining cost control. We achieved increases in comparable store sales of 1.3% and 0.5% in fiscal years 2009 and 2008, respectively. In fiscal year 2009 we increased gross margin by 127 basis points and reduced selling, general and administrative expenses by 171 basis points as a percentage of sales on top of a 200 basis point increase in gross margin and a 200 basis point reduction in selling, general and administrative expenses achieved in fiscal year 2008. These improvements were made despite being negatively impacted by the sharp economic slowdown beginning in fall 2008.

Our losses in the last three years have had a significant negative impact on our financial position and liquidity. As of January 30, 2010, we had negative working capital of $14.3 million, unused borrowing capacity under our revolving credit facility of $1.9 million, and our shareholders’ equity had declined to $2.1 million.

Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through April 24, 2010 are down 1.4%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2009. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of April 24, 2010, the balance on our term loan was $2.2 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, we issued 400,000 shares of our common stock and paid an advisory fee of $300,000 and costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment.

In order to obtain our senior lender’s consent to the April 2009 and September 2009 amendments to our subordinated secured term loan, we amended our credit facility in those months. Among other things, the amendments extended the maturity from August 31, 2010 to January 31, 2011, reduced the credit ceiling from $40 million to $30 million, generally increased the interest rate from the bank’s prime rate to the prime rate plus 3.5%, eliminated a grace period for failing to maintain a minimum availability and implemented other amendments to the agreement, including increasing certain fees. As additional consideration for the amendments and the extension of the maturity date of the facility, we paid a total of $155,000 in fees. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 24, 2010, the balance on our revolving line of credit was $14.3 million and our unused borrowing capacity was $2.0 million.

Our business plan is premised on our ability to renew or replace our existing credit facility which is scheduled to expire on January 31, 2011 at terms comparable to the existing terms. Although we believe that we will be successful in this effort, there is no assurance that we will be able to do so. If we are unable to extend our credit facility, it would become necessary for us to obtain additional sources of liquidity to continue to operate. Please see “Item 1. Business — Risk Factors — Our revolving credit facility is scheduled to expire on January 31, 2011 and our continued operations are reliant upon our ability to either renew or replace this facility” herein.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.” herein.

For additional information on our loan arrangements, please see “Item 1. Business — Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 1. Business — Risk Factors — Our credit facility restricts our activities” herein.

As a result of our reduced shareholders’ equity, in September 2009 we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, the lowest tier of The Nasdaq Stock Market (“Nasdaq”). On March 29, 2009, Nasdaq issued a determination to delist our common stock as a result of our failing to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. We are currently in the process of appealing Nasdaq’s determination, which has temporarily stayed our delisting from Nasdaq. However, we believe that it is likely that our operating results will not allow us to regain compliance with the Nasdaq minimum stockholders’ equity requirement during fiscal year 2010. Therefore, we can give no assurance that our appeal will be successful. Delisting could limit our ability to raise capital from the sale of securities. Please see “Item 1. Business — Risk Factors — The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq could negatively impact the value of our common stock and decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.”

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	January 31,	January 30,
	2009	2010

Cash	$134,676	$154,685
Inventories	20,976,352	20,233,207
Total current assets	23,512,002	23,010,037
Revolving credit facility	11,482,862	10,531,687
Subordinated secured term loan	4,817,282	2,785,112
Subordinated convertible debentures	4,000,000	4,000,000
Total current liabilities	38,283,963	37,294,558
Net working capital	(14,771,961)	(14,284,521)
Property and equipment, net	34,029,666	24,757,395
Total assets	58,508,192	48,618,467
Total shareholders’ equity	10,449,400	2,140,153
Unused borrowing capacity*	736,030	1,928,913

*	— as calculated under the terms of our revolving credit facility

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2009 through the end of our third quarter, cash used in operating activities was $3.0 million compared to cash provided by operating activities of $3.9 million for the entire fiscal year. For fiscal year 2008 through the end of the third quarter, cash used in operating activities was $13.7 million compared to cash used by operating activities of $4.0 million for the entire fiscal year.

Cash provided by operating activities increased significantly to $3.9 million in fiscal year 2009 compared to cash used in operating activities of $4.0 million in fiscal year 2008 as a result of the reduction in our net loss and working capital management. The net loss in fiscal year 2009 of $9.1 million included significant non-cash items such as depreciation expense of $6.5 million, impairment expense of $2.8 million, and stock-based compensation expense of $0.6 million. There was a $0.7 million decrease in inventory and a $1.4 million increase of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2008.

Our inventories at January 30, 2010 decreased to $20.2 million from $21.0 million at January 31, 2009. We believe that at January 30, 2010, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2008, cash used in operating activities was $4.0 million compared to cash used in operating activities of $2.0 million in fiscal year 2007. The net loss in fiscal year 2008 of $15.0 million included significant non-cash items such as depreciation expense of $7.8 million, impairment expense of $2.6 million, and stock-based compensation expense of $0.6 million. There was a $2.9 million increase in inventory, a net reduction in prepaid income tax assets of $1.9 million, and a $0.5 million reduction of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2007.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 30, 2010, our lease payment obligations under these leases totaled approximately $24.8 million for fiscal year 2010, and an aggregate of approximately $134.3 million through 2020.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Investing activities

In fiscal year 2009, cash used in investing activities was $0.4 million compared to cash used in investing activities of $0.9 million in fiscal year 2008 and cash provided by investing activities of $0.3 million in fiscal year 2007. During each year, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

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

We currently anticipate that our capital expenditures in fiscal year 2010, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million. We anticipate being able to fund this level of store expansion from internally generated cash flow.

Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of April 24, 2010, we have opened two new stores in fiscal year 2010.

Financing activities

In fiscal year 2009, net cash used in financing activities was $3.5 million compared to net cash provided by financing activities of $4.9 million in fiscal year 2008 and $1.5 million in fiscal year 2007. The principal uses of cash in financing activities in fiscal year 2009 was the repayment of $2.5 million on the subordinated secured term loan and net repayments on our revolving line of credit of approximately $1.0 million. The principal source of cash from financing activities in fiscal year 2008 was the net proceeds of approximately $6.7 million from the entry into the subordinated term loan and related issuance of 350,000 shares of common stock and net draws of $0.3 million on our revolving line of credit. The principal source of cash from financing activities in fiscal year 2007 was the net proceeds of approximately $3.6 million from the placement of our subordinated convertible debentures.

Revolving Credit Facility

We have a $30 million senior secured revolving credit facility with Bank of America, N.A which expires at the end of fiscal year 2010. We had balances under our credit facility of $10.5 million, and $11.5 million as of January 30, 2010 and January 31, 2009, respectively. We had approximately $1.9 million and $0.7 million in unused borrowing capacity calculated under the provisions of our credit facility as of January 20, 2010 and January 31, 2009, respectively. During fiscal years 2009 and 2008, the highest outstanding balances on our credit facility were $21.0 million and $22.9 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures. As of April 23, 2010, we had an outstanding balance on its revolving credit facility of $14.3 million and unused borrowing capacity of $2.0 million.

In order to obtain the bank’s consent to the April 2009 and September 2009 amendments to our subordinated secured term loan, we amended our credit facility in those months. Among other things, the amendments extended the maturity from August 31, 2010 to January 31, 2011, reduced the credit ceiling from $40 million to $30 million, generally increased the interest rate from the bank’s base rate to the base rate plus 3.5%, eliminated a grace period for failing to maintain a minimum availability and implemented other amendments to the agreement, including increasing certain fees. Amounts borrowed under the facility bear interest at a rate equal to the base rate (as defined in the agreement) plus a margin amount. Under the amendment, the base rate was revised so that it equals the greater of the bank’s prime rate, the federal funds rate plus 0.50% or the Libor rate plus 1.0% (all as defined in the agreement).

The revolving credit facility also allows us to apply an interest rate based on Libor (as defined in the agreement) plus a margin amount to a designated portion of the outstanding balance as set forth in the agreement. Under the April and September 2009 amendments, the Libor margin (as defined in the agreement) was increased from a range of 1.75%-2.25% to a range of 3.5%-4.0%. Following the occurrence of any event of default, the Bank may increase the rate by an additional two percentage points.

The amendments also increased our unused line fee from 0.25% per annum to 0.75% per annum. The unused line fee is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling of $30 million. The amendments reduced our borrowing base (as defined in the credit facility) for the periods from October 1 to December 15 of each year and decreases the amount of permitted acquisitions (as defined in the agreement) per year from $2,000,000 to $250,000. As additional consideration for the amendments and the extension of the maturity date of the facility, we paid a total of $155,000 in fees.

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

The credit facility continues to include financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of January 30, 2010 and expect to remain in compliance throughout fiscal year 2010 based on the expected execution of our business plan.

Subordinated Secured Term Loan

We have a subordinated secured term loan with Private Equity Management Group, Inc. (PEM) as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, pursuant to a Second Lien Credit Agreement dated February 4, 2008. The loan matures on February 1, 2011. We had balances under the loan of $2.8 million and $4.8 million as of January 30, 2010 and January 31, 2009, with 36 monthly installments of principal and interest at an interest rate of 15% per annum. The loan is secured by substantially all of our assets. The loan is subordinate to our senior secured credit facility with Bank of America, N.A., our senior lender, but it is senior to our $4 million in aggregate principal amount of subordinated convertible debentures due 2012.

Originally, the loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, PEM received 400,000 shares of our common stock, an advisory fee of $300,000 and PEM’s costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment.

We entered into the loan in February 2008. At that time, we received aggregate gross proceeds of $7.5 million and net proceeds of approximately $6.7 million from the term loan. We used the net proceeds initially to repay amounts owed under our senior credit facility and for working capital purposes. We also have broad obligations to indemnify, and pay the fees and expenses of PEM and the Lender in connection with, among other things, the enforcement, performance and administration of the loan agreement and the other loan documents.

Under the loan agreement, we continue to be permitted to prepay the Loan, subject to a prepayment penalty which is now 1% of the aggregate principal balance of the Loan. We are also required to make prepayments, subject to our senior subordination agreement with PEM and our senior lender, on the term loan in certain circumstances, including generally if we sell property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.

The loan agreement still contains a financial covenant which sets an annual limit of $1 million for capital expenditures. The loan agreement also contains certain other restrictive covenants, including covenants that restrict our ability to incur additional indebtedness, to pre-pay other indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers and sales of all or substantially all of our assets, to change the nature of our business, to pay dividends (other than in the form of common stock dividends), as well as covenants that limit transactions with affiliates and prohibit a change of control. For this purpose, a change of control is generally defined as, among other things, a person or entity acquiring beneficial ownership of more than 50% of our common stock, specified changes to our Board of Directors, sale of all or substantially all of our assets or certain recapitalizations. The loan agreement also contains customary representations and warranties and affirmative covenants, including provisions relating to providing reports, inspections and appraisal, and maintenance of property and collateral.

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

We have granted certain registration rights to PEM with respect to the initial 400,000 shares described above, including the potential payments of liquidated damages in certain circumstances in relating to the timing and effectiveness of the registration statement. As required, we filed the registration statement at our expense and the SEC declared the registration statement effective within the required time periods, and our potential liability for liquidated damages ended on February 1, 2010. We also have certain other ongoing obligations, including providing PEM specified notices and certain information, indemnifying PEM for certain liabilities and using reasonable best efforts to timely file all required filings with the SEC and make and keep current public information about us. We did not grant PEM any registration rights with respect to the 250,000 additional shares issued in connection with the April 2009 amendment to the term loan.

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

The Debentures generally provide for customary events of default, which could result in acceleration of all amounts owed, including default in required payments, failure to pay when due, or the acceleration of, other monetary obligations for indebtedness (broadly defined) in excess of $1 million (subject to certain exceptions), failure to observe or perform covenants or agreements contained in the transaction documents, including covenants relating to using the net proceeds, maintaining legal existence, prohibiting the sale of material assets outside of the ordinary course, prohibiting cash dividends and distributions, share repurchases, and certain payments to our officers and directors. We generally have the right, but not the obligation, to redeem the unpaid principal balance of the Debentures at any time prior to conversion if the closing price of our common stock (as adjusted for stock dividends, subdivisions or combinations) is equal to or above $16.00 per share for each of 20 consecutive trading days and certain other conditions are met. We have also agreed to provide certain piggyback and demand registration rights, until two years after the Debentures cease to be outstanding, to the holders under the Securities Act of 1933 relating to the shares of common stock issuable upon conversion of the Debentures. In April 2010, the debenture documents were amended to remove our de-listing from the Nasdaq Stock Market as an event of default. Please see “Item 1. Business — Risk Factors — The Nasdaq Stock Market has made a determination to delist our common stock and there is no assurance that our appeal of that determination will be successful. Delisting from Nasdaq would be likely to increase volatility and to decrease the liquidity of our common stock.”

2005 Private Placement of Common Stock and Warrants

In connection with our 2005 private placement of common stock and warrants, we issued warrants to purchase a total of 375,000 shares of common stock, subject to anti-dilution and other adjustments. The warrants had an exercise price of $10.18 per share and contained cashless exercise and call provisions. Through January 30, 2010, warrants underlying 112,500 shares of common stock had been exercised, generating net proceeds to us of $1,145,250. On April 8, 2010, the remaining 262,500 warrants expired.

IPO Warrants

In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees five year warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through January 31, 2009, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired. Demand and piggyback registration rights ended on February 10, 2009 and February 10, 2010, respectively.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2010:

	Payments Due in Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$7,938,110	$3,128,785	$4,809,325	$—	$—
Operating lease obligations(2)	134,311,719	24,790,027	45,058,159	36,032,621	28,430,912
Purchase obligations(3)	30,532,364	24,532,364	3,000,000	3,000,000	—

Total	$172,782,193	$52,451,176	$52,867,484	$39,032,621	$28,430,912

(1)	Includes principal and interest payments on our subordinated secured term loan and our subordinated convertible debentures. As discussed in Note 2 to the financial statements, these obligations are classified as current liabilities on our balance sheet at January 30, 2010.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At January 30, 2010 and January 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of January 30, 2010.

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

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2009.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2010 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2010 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 1, 2010 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	54	Chairman of the Board, Chief Executive Officer and President
Mark D. Ianni	49	Executive Vice President and Chief Merchandising Officer
Stanley K. Tusman	63	Executive Vice President and Chief Planning Officer
Joseph R. VanderPluym	58	Executive Vice President and Chief Operations Officer
Charles R. Daniel, III	51	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary

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

Joseph R. VanderPluym is a 30-year veteran of store operations with a track record of building and motivating high energy, high service field organizations. Mr. VanderPluym spent 20 years at the 700-store Merry Go Round chain, where he served as Executive Vice President of Stores for Merry Go Round and Boogie’s Diner Stores. He served as Vice President of Stores for Edison Footwear Group for two years and as Vice President of Stores for Lucky Brand Apparel Stores for approximately six months prior to joining Bakers. Mr. VanderPluym has served as either our Vice President — Stores or our Executive Vice President since June 1999 and as Chief Operations Officer since September 15, 2007.

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

Each of the executive officers, except for Mr. Daniel, has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2010 Proxy Statement under the caption “Executive Compensation — Employment Agreements and Termination of Employment” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2010 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2010 Proxy Statement is incorporated herein by this reference. No other sections of the 2010 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2010 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2010 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2010 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2010 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2010 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2010 Proxy Statement is hereby incorporated by reference. No other sections of the 2010 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2010 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference.

No other sections of the 2010 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:  The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1 through 10.23. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

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

April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2010

* (Charles R. Daniel, III)	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 30, 2010

(Andrew N. Baur)	Director	April 30, 2010

* (Timothy F. Finley)	Director	April 30, 2010

* (Harry E. Rich)	Director	April 30, 2010

* (Scott C. Schnuck)	Director	April 30, 2010

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/  PETER A. EDISON
Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
3.2		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.1		Representatives’ Warrant Agreement, dated February 10, 2004 by and among the Company, Ryan Beck & Co., Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.2		Form of common stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on April 24, 2009 (File No. 000-50563)).
4.3		Warrants issued by the Company to representatives of the underwriters, or their designees (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.4		Purchase Agreement dated March 31, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.5		Registration Rights Agreement dated April 8, 2005 by and among the Company, the Investors named therein and Ryan Beck & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.6		Form of Warrants issued by the Company to the Investors on April 8, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.7		Form of Warrants issued by the Company to Ryan Beck & Co., Inc. or its designees on April 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 13, 2005 (File No. 000-50563)).
4.8		Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.9		9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.10		Subordination Agreement dated June 26, 2007 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.11		First Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated April 20, 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
4.12		Registration Rights Agreement dated June 26, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4	.13*	Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 14, 2009 (File No. 000-50563)).
4.14		Subordinated Term Note evidencing amounts borrowed by the Company under the Second Lien Credit Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

Exhibit No.		Description

4.15		Security Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).
4.16		Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.17		Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4.18		Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).
4.19		Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
4	.20*	Amendment Number 1 to Loan Documents dated May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).
4.21		Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-50563)).
4.22		Amendment Number 2 to Loan Documents dated April 9, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).
4.23		Amendment Number 3 to Loan Documents dated September 3, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).
4.24		Amendment Number 4 to Loan Documents dated March 23, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on March 25, 2010 (File No. 000-50563)).
10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on January 8, 2004 (File No. 333-86332)).
10.3		Letter to Peter Edison outlining 2009 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.4		Letter to Stan Tusman outlining 2009 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.5		Letter to Joe VanderPluym outlining 2009 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).

Exhibit No.		Description

10.6		Letter to Mark Ianni outlining 2009 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563))
10.7		Letter to Charlie Daniel outlining 2009 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.8		Letter to Peter Edison outlining 2010 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.9		Letter to Joe VanderPluym outlining 2010 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.10		Letter to Mark Ianni outlining 2010 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.11		Letter to Stan Tusman outlining 2010 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.12		Letter to Charlie Daniel outlining 2010 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.13		Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s 2005 Proxy Statement filed on April 27, 2005 (File No. 000-50563)).
10	.13.1	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10	.13.2	Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-50563)).
10.14		Summary of base salaries for specified executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed on May 2, 2008 (File No. 000-50563)).
10.15		Summary of March 11, 2008 stock option grants for the executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008 (File No. 000-50563)).
10.16		Summary of March 12, 2009 restricted stock awards for the executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-50563)).
10.17		Summary of April 20, 2010 stock option grants to executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.18		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.19		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.20		Employment Agreement dated September 5, 2006 by and between the Company and Joe VanderPluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.21		Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.22		Amended Employment Agreement dated February 3, 2008 by and among the Company and Lawrence L. Spanley, Jr. (incorporated by reference to Exhibit 10.3 (and included in Exhibit 10.2) to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
10.23		Summary of Compensation of Non-management Directors as of March 15, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2007 filed on June 19, 2007 (File No. 000-50563)).

Exhibit No.		Description

10.24		Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.24.1	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.24.2	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).
10	.24.3	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).
10	.24.4	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
10	.24.5	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
10	.24.6	Third Amendment to Second Amended and Restated Loan and Security Agreement dated April 9, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).
10	.24.7	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated September 8, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).
10.25		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
10.26		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
10.27		Letter of Understanding Between the Company, Transmodal Associates, Inc. and Cargotrans Transitarios Internacionais Ltda. (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 4, 2002 (File No. 333-86332)).
10.28		Motor Transportation Contract dated October 25, 1999 between Combined Express, Inc. and the Company (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed on June 4, 2002 (File No. 333-86332)).
11.1		Statement regarding computation of per share earnings (incorporated by reference from Note 15 of the Financial Statements).
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1		Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

*	Portions are omitted pursuant to a confidential treatment request and are filed separately with the SEC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 30, 2010 and January 31, 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred substantial losses from operations in recent years and has a significant working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
April 30, 2010

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	January 31,	January 30,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$134,676	$154,685
Accounts receivable	1,373,379	1,387,358
Inventories	20,976,352	20,233,207
Prepaid expenses and other current assets	1,027,595	1,234,787

Total current assets	23,512,002	23,010,037
Property and equipment, net	34,029,666	24,757,395
Other assets	966,524	851,035

Total assets	$58,508,192	$48,618,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,556,984	$10,138,635
Accrued expenses	8,175,564	7,320,595
Subordinated secured term loan	4,817,282	2,785,112
Subordinated convertible debentures	4,000,000	4,000,000
Sales tax payable	1,032,584	1,152,277
Deferred income	1,218,687	1,366,252
Revolving credit facility	11,482,862	10,531,687

Total current liabilities	38,283,963	37,294,558
Accrued noncurrent rent liabilities	9,774,829	9,183,756
Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 7,055,856 and 7,382,856 shares outstanding at January 31, 2009 and January 30, 2010, respectively	705	738
Additional paid-in capital	38,506,784	39,279,600
Accumulated deficit	(28,058,089)	(37,140,185)

Total shareholders’ equity	10,449,400	2,140,153

Total liabilities and shareholders’ equity	$58,508,192	$48,618,467

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Net sales	$186,279,987	$183,661,789	$185,368,696
Cost of merchandise sold, occupancy, and buying expenses	138,818,865	133,110,127	132,000,096

Gross profit	47,461,122	50,551,662	53,368,600
Operating expenses:
Selling	46,513,361	42,157,931	40,826,820
General and administrative	17,901,666	17,213,142	15,928,472
(Gain) loss on disposal of property and equipment	(4,698,232)	347,176	306,164
Impairment of long-lived assets	3,131,169	2,609,588	2,762,273

Operating loss	(15,386,842)	(11,776,175)	(6,455,129)
Other income (expense):
Interest expense	(1,693,878)	(3,255,087)	(2,723,566)
Other income (expense), net	114,822	120,508	96,599

Loss before income taxes	(16,965,898)	(14,910,754)	(9,082,096)
Provision for income taxes	691,367	84,847	—

Net loss	$(17,657,265)	$(14,995,601)	$(9,082,096)

Net loss per common share:	$(2.70)	$(2.13)	$(1.24)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Retained
	Shares		Additional	Earnings
	Issued and		Paid-In	(Accumulated
	Outstanding	Amount	Capital	Deficit)	Total

Balance at February 3, 2007	6,493,035	$649	$36,571,423	$4,594,777	$41,166,849
Stock-based compensation expense	—	—	529,571	—	529,571
Shares issued in connection with exercise of stock options	93,821	9	929	—	938
Issuance of restricted stock	69,000	7	—	—	7
Net loss	—	—	—	(17,657,265)	(17,657,265)

Balance at February 2, 2008	6,655,856	665	37,101,923	(13,062,488)	24,040,100
Stock-based compensation expense	—	—	609,901	—	609,901
Issuance of common stock	400,000	40	794,960	—	795,000
Net loss	—	—	—	(14,995,601)	(14,995,601)

Balance at January 31, 2009	7,055,856	705	38,506,784	(28,058,089)	10,449,400
Stock-based compensation expense	—	—	585,341	—	585,341
Issuance of common stock	250,000	25	187,475	—	187,500
Issuance of restricted stock	77,000	8	—	—	8
Net loss	—	—	—	(9,082,096)	(9,082,096)

Balance at January 30, 2010	7,382,856	$738	$39,279,600	$(37,140,185)	$2,140,153

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Operating activities
Net loss	$(17,657,265)	$(14,995,601)	$(9,082,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,583,524	7,781,462	6,535,588
Deferred income taxes	2,387,809	—	—
Accretion of debt discount	—	667,282	488,663
Stock-based compensation expense	529,571	609,901	585,341
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	—	—	187,500
Impairment of long-lived assets	3,131,169	2,609,588	2,762,273
(Gain) loss on disposal of property and equipment	(4,698,232)	347,176	306,164
Changes in operating assets and liabilities:
Accounts receivable	1,117,431	2,294	(13,971)
Inventories	6,040,065	(2,914,411)	743,145
Prepaid expenses and other current assets	16,636	(211,622)	(238,969)
Prepaid income taxes	(857,984)	1,868,822	31,777
Other assets	(201,690)	714,785	211,373
Accounts payable	(1,052,428)	474,770	2,581,651
Accrued expenses and deferred income	(71,143)	(596,799)	(587,711)
Accrued noncurrent rent liabilities	755,144	(395,932)	(591,073)

Net cash provided by (used in) operating activities	(1,977,393)	(4,038,285)	3,919,655
Investing activities
Purchase of property and equipment	(4,763,687)	(923,256)	(428,054)
Proceeds from disposition of property and equipment	5,017,639	1,468	416

Net cash provided by (used in) investing activities	253,952	(921,788)	(427,638)
Financing activities
Net borrowings (payments) on line of credit	(1,914,925)	298,483	(951,175)
Proceeds from issuance of convertible debentures	4,000,000	—	—
Debt issuance costs	(420,447)	(325,542)	—
Net proceeds from exercise of stock options	938	—	—
Proceeds from issuance of restricted stock	7	—	—
Proceeds from issuance of subordinated secured term loan and common stock	—	7,020,000	—
Principal payments of subordinated secured term loan	—	(2,000,000)	(2,520,833)
Principal payments under capital lease obligations	(189,807)	(57,863)	—

Net cash provided by (used in) financing activities	1,475,766	4,935,078	(3,472,008)

Net increase (decrease) in cash and cash equivalents	(247,675)	(24,995)	20,009
Cash and cash equivalents at beginning of period	407,346	159,671	134,676

Cash and cash equivalents at end of period	$159,671	$134,676	$154,685

Supplemental disclosures of cash flow information
Cash paid for income taxes	$82,631	$—	$—

Cash paid for interest	$1,667,213	$2,098,519	$2,032,627

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
January 30, 2010

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

Fiscal Year

The Company’s fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 30, 2010 (fiscal year 2009), January 31, 2009 (fiscal year 2008) and February 2, 2008 (fiscal year 2007) are 52 week periods.

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

Accounts Receivable

Accounts receivable consist substantially of customer merchandise purchases paid for with third-party credit cards. Such purchases generally are approved by the card issuers at the point of sale and cash is remitted to the Company from the card issuers within three to five days of the transaction. The Company does not provide an allowance for doubtful accounts because the Company has not experienced any credit losses in collecting these amounts from card issuers.

Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Consideration received from vendors relating to inventory purchases is recorded as a reduction of cost of merchandise sold, occupancy, and buying expenses after an agreement with the vendor is executed and when the related inventory is sold. The Company physically counts all merchandise inventory on hand annually, during the month of January, and adjusts the recorded balance to reflect the results of the physical counts. The Company records estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of merchandise sold, occupancy, and buying expenses. Markdowns are recorded or accrued to reflect expected adjustments to retail prices in accordance with the retail inventory method. In determining the lower of cost or market for inventories, management considers current and recently recorded sales prices, the length of time product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of inventories could differ materially

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

from management’s estimates. If market conditions are less favorable than those projected by management, additional inventory markdowns may be required.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life of the assets. Costs of repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, should be impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, long-lived assets of stores indicated to be impaired are written down to fair value. During the years ended February 2, 2008, January 31, 2009 and January 30, 2010, the Company recorded $3,131,169, $2,609,588, and $2,762,273, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other long-lived assets.

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

Operating Leases

The Company leases its store premises, warehouse, and headquarters facility under operating leases. The Company recognizes rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, exclusive of any executory costs, and allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the noncancelable term of the lease. Likewise, negotiated landlord construction allowances are recognized ratably as a reduction of rent expense over the same period that rent expense is recognized. Accrued noncurrent rent liabilities consist of the aggregate difference between rent expense recorded on the straight line basis and amounts paid or received under the leases.

Store leases generally require contingent rentals based on retail sales volume in excess of pre-defined amounts in addition to the minimum monthly rental charge. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets or when management determines that it is probable that such targets will be exceeded.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the grant date fair value ratably over the service period related to each grant. The Company determines the fair value of stock-based compensation using

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Black-Scholes option pricing model, which requires the Company to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. The Company also makes assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. Excess tax benefits related to stock option exercises are reflected as financing cash inflows and operating cash outflows.

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense, net of promotional consideration received, totaled $3,155,156, $1,116,872, and $664,475 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively. The Company received $275,256, $152,022 and $0 in promotional consideration from vendors which was accounted for as a reduction of advertising expense for the years ended February 2, 2008, January 31, 2009 and January 30, 2010, respectively.

Earnings per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options, warrants, and convertible debentures.

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

Income Taxes

The Company calculates income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between their carrying amounts for financial reporting purposes and income tax reporting purposes. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations.

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 30, 2010 and January 31, 2009, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card generally entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

The Company recognized income of $2,818,210, $2,765,204, and $2,901,078 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $4,858,694, $4,073,687, and $4,250,360 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $916,850, $814,097, and $590,506 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively.

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

Fair Value Measurements

Effective February 3, 2008, the Company adopted new authoritative guidance for fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Adoption of this guidance had no impact to the Financial Statements as it relates to financial assets and financial liabilities.

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

The Company’s losses in fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of January 30, 2010, the Company had negative working capital of $14.3 million, unused borrowing capacity under its revolving credit facility of $1.9 million, and shareholders’ equity had declined to $2.1 million.

The Company’s business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through April 24, 2010 are down 1.4%. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2009. The plan also includes continued control over selling, general and administrative expenses. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.

In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of April 24, 2010, the balance on this term loan was $2.2 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring the Company to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. The Company has amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, the Company issued 400,000 shares of common stock and paid an advisory fee of $300,000 and costs and expenses. As consideration for the April 2009 and September 2009 amendments, the Company paid fees totaling $265,000 and issued an additional 250,000 shares of common stock. The Company did not pay any fees in connection with the March 2010 amendment.

In order to obtain the senior lender’s consent to the April 2009 and September 2009 amendments to the subordinated secured term loan, the Company amended its credit facility in those months. Among other things, the amendments extended the maturity from August 31, 2010 to January 31, 2011, reduced the credit ceiling from $40 million to $30 million, generally increased the interest rate from the bank’s prime rate to the prime rate plus 3.5%, eliminated a grace period for failing to maintain a minimum availability and implemented other amendments to the agreement, including increasing certain fees. As additional consideration for the amendments and the extension of the maturity date of the facility, the Company paid a total of $155,000 in fees. The Company continues

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of April 24, 2010, the balance on the revolving line of credit was $14.3 million and unused borrowing capacity was $2.0 million.

The Company’s business plan is premised on its ability to renew or replace its existing credit facility which is scheduled to expire on January 31, 2011 at terms comparable to the existing terms. Although the Company believes that it will be successful in this effort, there is no assurance that the Company will be able to do so. If the Company is unable to extend its credit facility, it would become necessary for the Company to obtain additional sources of liquidity to continue to operate.

The Company continues to face considerable liquidity constraints. Although the Company believes the business plan is achievable, should the Company fail to achieve the sales or gross margin levels anticipated, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund its operations. In recognition of existing liquidity constraints, the Company continues to look for additional sources of capital at acceptable terms. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

The Company’s independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and working capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.	Subsequent Events

Amendment to Subordinated Secured Term Loan

On March 23, 2010, subsequent to year end, the Company amended the subordinated secured term loan to eliminate the financial covenant for minimum adjusted EBITDA for the period February 1, 2009 to January 30, 2010 in order to maintain compliance with that covenant .The amendment also eliminates the financial covenants relating to the Company’s tangible net worth (as defined in the Loan Agreement) and minimum adjusted EBITDA for the remaining term of the Loan.

Nasdaq Listing

On December 14, 2009 the Company received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that, based on its stockholders’ deficit as reported in the Company’s Quarterly Report on Form 10-Q filed on December 9, 2009, the Company did not meet the $2,500,000 minimum stockholders’ equity required for continued listing on the Capital Market by Marketplace Rule 5550(b)(1). In response to this letter, the Company submitted a plan of compliance to Nasdaq. On January 21, 2010 Nasdaq granted the Company an extension until March 29, 2010 to demonstrate compliance with this standard. On March 25, 2010 the Company issued a press release and filed a Current Report on Form 8-K disclosing summary financial information for its 2009 fiscal year, including the disclosure that shareholders equity was $2,140,000 as of January 30, 2010.

On March 29, 2010, the Company received a staff deficiency letter from Nasdaq stating that the Company did not meet the minimum stockholders’ equity requirement within the extension period. The letter further states that unless the Company appeals this determination, the Company’s common stock will be suspended from trading at the open of business on April 7, 2010 and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”) which will remove the Company’s securities from listing and registration on Nasdaq.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company submitted a request for and Nasdaq granted a hearing scheduled for May 6, 2010 to consider the Company’s appeal for continued listing. The Company expects to base its appeal upon its improved operating results over the past two years and projected continued improvement in operating results in 2010. However, the Company believes that it is likely that its operating results will not allow it to regain compliance with the Nasdaq minimum stockholders’ equity requirement during fiscal year 2010. Therefore, the Company can give no assurance that its appeal will be successful.

If the Company’s appeal is unsuccessful and the Common Stock is de-listed from Nasdaq, the Company expects to have the Common Stock quoted on the OTC Bulletin Board or the “Pink Sheets.” However, a market maker must apply to register and quote the Common Stock for the OTC Bulletin Board or “Pink Sheets.” The Company has held preliminary discussions with potential market makers and believes that such market makers will be willing to do so. However, as this process is not within the direct control of the Company, there is no assurance that the Company’s securities will be quoted on the OTC Bulletin Board or the “Pink Sheets.”

Amendment to Subordinated Convertible Debentures

In connection with the potential Nasdaq delisting, effective April 20, 2010, the Company amended the terms of its subordinated convertible debentures to add “the OTC Bulletin Board quotation system, the electronic quotation system operated by Pink OTC Markets Inc., or any other electronic quotation system” to the definition of “Eligible Market” in the debenture documents. The amendment also modifies the definition of an event of default such that an event of default would no longer occur if the Company’s stock is not listed or quoted, or is suspended from trading, on an Eligible Market for a period of five trading days.

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

Prior to the amendment described in Note 3, the Loan agreement contained financial covenants which required the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.0 million each for fiscal years 2009 and 2010. Upon the occurrence of an event of default as defined in the loan agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.

The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market until the related registration statement, discussed below, covering these shares

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

was declared effective by the SEC, which occurred on May 21, 2008. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company accretes the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company is amortizing the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.

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

Scheduled principal payments, net of debt discount applied on the effective interest method are $2,555,945 for fiscal year 2010 and a final principal payment of $229,167 due on February 1, 2011.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful	January 31,	January 30,
	Lives	2009	2010

Furniture, fixtures, and equipment	3 to 8 years	$29,354,367	$29,285,427
Leasehold improvements	up to 10 years	41,770,376	41,710,865
Computer equipment and software	3 years	5,290,391	4,354,093
Construction in progress		556,819	398,333

		76,971,953	75,748,718
Less accumulated depreciation and amortization		42,942,287	50,991,323

		$34,029,666	$24,757,395

Depreciation and amortization of property and equipment was, $8,583,524, $7,781,462, and $6,535,587 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following:

	January 31,	January 30,
	2009	2010

Employee compensation and benefits	$1,861,819	$1,974,366
Accrued rent	265,975	303,723
Other	6,047,770	5,042,506

	$8,175,564	$7,320,595

7.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $41,472,788, $40,403,205, and $40,519,956 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $76,767, $122,824, and $204,361 for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively.

Future minimum lease payments, excluding executory costs, at January 30, 2010 are as follows:

Fiscal year:
2010	$24,790,027
2011	23,360,450
2012	21,697,709
2013	19,040,524
2014	16,992,097
Thereafter	28,430,912

$134,311,719

8.	Sale of Leasehold Interest

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

9.	Subordinated Convertible Debentures

The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As a result of the uncertainties described in Note 2, the subordinated convertible debentures have been classified as current liabilities. The initial conversion price was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.

The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the Shares described in Note 4, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59 and on April 9, 2009 the weighted average conversion price of the debentures decreased from $8.59 to $8.31.

On February 1, 2009, the Company adopted updated FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. There was no significant financial impact to the Company as a result of adopting this guidance. Beginning February 1, 2009, the Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of February 1, 2009 and January 30, 2010, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

10.	Revolving Credit Agreement

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement, as amended in April and September 2009, calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement matures on January 31, 2011, and is secured by substantially all assets of the Company. The credit facility is senior to our subordinated secured term loan and our subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 3.5%. The weighted average interest rate approximated 7.8%, 5.1%, and 4.8% for the years ended February 2, 2008, January 31, 2009, and January 30, 2010, respectively. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. At January 30, 2010, the Company has approximately $1.9 million of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants, including a requirement that the Company maintain a minimum availability. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

As of April 24, 2010, the Company had an outstanding balance of $14.3 million and approximately $2.0 million of unused borrowing capacity, based on the borrowing base calculation. As of January 30, 2010, the Company was in compliance with all its financial and other covenants and expects to remain in compliance throughout fiscal year 2010 based on the expected execution of its business plan as discussed in Note 2.

The agreement allows up to $10,000,000 of letters of credit to be outstanding, subject to the overall line limits. At January 31, 2009 and January 30, 2010, the Company had no outstanding letters of credit.

11.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company made no matching contributions for the years ended February 2, 2008, January 31, 2009, or January 30, 2010.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

On January 25, 2010, the Company entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, the Company has the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. The Company will pay royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly. The initial quarterly minimum royalty payment was made at the commencement of the agreement, subsequent royalty payments will be made quarterly in arrears. At January 30, 2010, the remaining balance of minimum royalty payments was $7,125,000.

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

13.	Income Taxes

In accordance with ASC 740, Income Taxes, the Company regularly assesses available positive and negative evidence to determine whether it is more likely than not that its deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. There are significant restrictions on the consideration of future taxable income in determining the realizability of deferred tax assets in situations where a company has experienced a cumulative loss in recent years. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is reached. Subsequently, the valuation allowance is adjusted up or down as necessary to maintain coverage against the deferred tax assets. If, in the future, sufficient positive evidence, such as a sustained return to profitability, arises that would indicate that realization of deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing the Company’s income tax expense in the period that such conclusion is reached.

Based on the Company’s analyses during fiscal 2007 and 2008, management concluded that the realizability of net deferred tax assets was no longer more likely than not and therefore established a valuation allowance against its net deferred tax assets. As of January 30, 2010, the Company has increased the valuation allowance to $16,363,420. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

During fiscal year 2008, the Company received federal and state income tax refunds of $1.8 million from the carryback of net operating losses. The Company recognized $0.1 million of income tax expense during fiscal year 2008 related to differences between the alternative minimum tax and the realization of state loss carrybacks recognized in the income tax provision and the federal and state income tax returns filed for fiscal year 2007 . As of January 30, 2010, the Company has approximately $22.8 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Current:
Federal	$(3,380,295)	$(3,007,729)	$(1,250,116)
State and local	(220,329)	(840,435)	(311,435)

Total current	(3,600,624)	(3,848,164)	(1,561,551)

Deferred:
Federal	(1,982,129)	(1,491,342)	(1,612,653)
State and local	(912,269)	(285,264)	(293,210)

Total deferred	(2,894,398)	(1,776,606)	(1,905,863)

Valuation allowance	7,186,389	5,709,617	3,467,414

Total provision for income taxes	$691,367	$84,847	$—

The differences between the provision for income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Federal income tax at statutory rate	$(5,938,064)	$(5,218,763)	$(3,178,734)
Impact of federal alternative minimum tax	—	214,907	—
Impact of state NOL carryback refunds	—	(137,651)	—
Impact of graduated Federal rates	169,659	149,107	90,821
State and local income taxes, net of Federal income taxes	(753,399)	(651,802)	(401,655)
Change in valuation allowance	7,186,389	5,709,617	3,467,414
Permanent differences	26,782	19,432	22,154

Total provision for income taxes	$691,367	$84,847	$—

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,	January 30,
	2009	2010

Deferred tax assets:
Net operating loss carryforward	$7,332,648	$8,894,200
Vacation accrual	384,696	396,524
Inventory	1,187,969	989,396
Stock-based compensation	888,235	1,116,518
Accrued rent	3,812,183	3,581,665
Property and equipment	—	1,496,584

Total deferred tax assets	13,605,731	16,474,887

Deferred tax liabilities:
Property and equipment	550,008	—
Prepaid expenses	159,717	111,467

Total deferred tax liabilities	709,725	111,467

Valuation allowance	(12,896,006)	(16,363,420)

Net deferred tax assets	$—	$—

14.	Stock-Based Compensation

The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan) and the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan).

2003 Stock Option Plan

Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, options have terms not exceeding 10 years from the date of grant and vest ratably over three to five years on each annual anniversary of the option grant date. The Company has issued new shares of stock upon exercise of stock options through fiscal year 2009 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

During fiscal year 2009, the executive officers, members of the Company’s Board of Directors, and certain other corporate officers surrendered, for no current or future consideration, 291,400 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with ASC 718, the Company recognized $181,193 of non-cash stock-based compensation expense as a result of these surrenders.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assumptions used to determine fair-value during the years ended February 2, 2008, January 31, 2009 and January 30, 2010, are as follows:

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Options granted	272,613	310,500	72,000
Weighted-average fair value of options granted	$3.59	$0.86	$0.18
Assumptions:
Dividends	0%	0%	0%
Risk-free interest rate	4.25% - 4.5%	2.83% - 3.69%	2.2%
Expected volatility	43% - 46%	46%	54%
Expected option life	5-6 years	6 years	6 years

Stock option activity through January 30, 2010 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at February 3, 2007	183,800	$4.22	415,528	$11.55	599,328	$9.30
Granted	—	—	272,613	7.38	272,613	7.38
Vested	116,876	11.00	(116,876)	11.00	—	—
Exercised	(93,821)	0.01	—	—	(93,821)	0.01
Forfeited	(31,077)	10.27	(58,817)	11.62	(89,894)	11.15

Balance at February 2, 2008	175,778	9.90	512,448	9.45	688,226	9.56

Granted	—	—	310,500	1.79	310,500	1.79
Vested	156,498	9.67	(156,498)	9.67	—	—
Exercised	—	—	—	—	—	—
Forfeited	(12,154)	10.62	(24,999)	6.98	(37,153)	8.17

Balance at January 31, 2009	320,122	9.76	641,451	5.78	961,573	7.11

Granted	—	—	72,000	0.33	72,000	0.33
Vested	211,063	7.41	(211,063)	7.41	—	—
Exercised	—	—	—	—	—	—
Forfeited or surrendered	(258,156)	10.49	(70,662)	10.52	(328,818)	10.50

Balance at January 30, 2010	273,029	$7.26	431,726	$3.31	704,755	$4.84

Total stock based compensation expense was $529,571, $609,901 and $585,341 for the years ended February 2, 2008, January 31, 2009 and January 30, 2010, respectively. The total intrinsic value of the options exercised during the year ended February 2, 2008, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $271,143. No options were exercised during the years ended January 31, 2009 and January 30, 2010. The Company recognizes income tax deductions equal to the intrinsic value of stock options exercised. For the year ended February 2, 2008, such deductions resulted in an income tax benefit of $104,179, which, as a result of the Company’s net operating loss carryforward position, will not be recognized for financial reporting purposes until realized on a future income tax return. Cash payments received from option holders upon exercise of options during the year ended February 2, 2008 were $938.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about vested stock options as of January 30, 2010:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01	4,719	4.0	$0.01	$5,144
$1.43 — $4.52	110,900	8.0	3.07	—
$7.75	73,820	4.0	7.75	—
$9.30 — $13.80	66,967	5.9	10.98	—
$20.06	16,623	6.1	20.06	—

Total ($0.01 — $20.06)	273,029	6.2	7.26	$5,144

The following table summarizes information about vested stock options and stock options expected to vest as of January 30, 2010:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01 — $0.77	69,719	8.8	$0.31	$54,944
$1.43 — $4.52	399,600	8.0	2.64	—
$7.75	73,820	4.0	7.75	—
$9.30 — $13.80	108,983	6.2	10.81	—
$20.06	28,233	6.1	20.06	—

Total ($0.01 — $20.06)	680,355	7.3	4.99	$54,944

As of January 30 2010, the total unrecognized compensation cost related to non vested stock-based compensation is $513,142, and the weighted-average period over which this compensation is expected to be recognized is 1.3 years.

2005 Incentive Compensation Plan

Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan.

Performance Shares

The Company issued performance shares with a grant-date fair value of $20.06 and $10.39 during the years ended February 3, 2007 and February 2, 2008, respectively, to certain employees. The performance shares vest after 36 months in amounts dependent upon the achievement of performance objectives for net sales and return on average assets for the respective three year performance periods. Depending upon the extent to which the performance objectives are met, the Company would issue between zero and 68,274 shares for performance shares granted during the year ended February 3, 2007 and would issue between zero and 136,260 shares for performance shares granted during the year ended February 2, 2008. No performance shares were issued prior to the year ended February 3, 2007. Compensation expense related to performance shares is recognized ratably over the performance period based on the grant date fair value of the performance shares expected to vest at the end of the performance period. Because of the impact of the net losses in fiscal years 2007, 2008, and 2009, on the Company’s ability to meet the required minimum return on average assets performance objective for the performance period, as of February 2, 2008, January 31, 2009, and January 30, 2010, the Company estimated that no performance shares would vest at the end of the performance periods. The number of performance shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the period the change in estimate is made. For the years ended February 2, 2008, January 31, 2009, and January 30, 2010 the Company recognized no stock-based compensation expense related to performance shares. The performance shares granted during the fiscal years ended February 3, 2007 and February 2, 2008 were cancelled on January 31, 2009 and January 30, 2010, respectively, as the performance objectives were not met.

Restricted Shares

During fiscal years 2007 and 2009, the Company granted 69,000 and 84,000 restricted shares of common stock with a grant date fair value of $4.52 and $0.32 per share, respectively. Compensation expense related to restricted shares is recognized ratably over the 60 month vesting periods based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of January 31, 2009 and January 30, 2010, the Company estimated that 62,000 and 137,000 restricted shares, respectively, would vest at the end of the vesting periods. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. As of January 31, 2009 and January 30, 2010, the aggregate intrinsic value of restricted shares expected to vest was $24,800 and, $150,700, respectively.

15.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	February 2,	January 31,	January 30,
	2008	2009	2010

Numerator:
Net income (loss)	$(17,657,265)	$(14,995,601)	$(9,082,096)
Numerator for basic earnings (loss) per share	(17,657,265)	(14,995,601)	(9,082,096)
Interest expense related to convertible debentures	—	—	—
Numerator for diluted earnings (loss) per share	$(17,657,265)	$(14,995,601)	$(9,082,096)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	6,540,905	7,040,609	7,328,087
Effect of dilutive securities:
Stock options	—	—	—
Stock purchase warrants	—	—	—
Convertible debentures	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	6,540,905	7,040,609	7,328,087

The diluted earnings per share calculation for the year ended January 30, 2010 excludes incremental shares of 18,979 related to outstanding stock options and incremental shares of 478,417 related to shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the year ended January 31, 2009 excludes incremental shares of 4,689 related to outstanding stock options and incremental shares of 464,938 related to shares underlying convertible debentures because they are antidilutive. The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the year ended January 31, 2009 and January 30, 2010 because they had exercise prices that were greater than the average closing price of the Company’s common stock for the period.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

16.	Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are as follows:

	January 31, 2009		January 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$134,676	$134,676	$154,685	$154,685
Revolving credit facility	11,482,862	11,482,862	10,531,687	10,531,687
Subordinated secured term loan	4,817,282	4,786,652	2,785,112	2,811,386
Subordinated convertible debentures	4,000,000	2,227,463	4,000,000	2,578,638

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated secured term loan and the subordinated convertible debentures have been estimated based on Level 3 inputs in the fair value hierarchy as there is no relevant publicly available data regarding the valuation of debt of similar size and maturities of companies with comparable credit ratings.

17.	Related Party Transactions

Among the investors in the subordinated convertible debentures described in Note 9 are Andrew Baur and Scott Schnuck, who are directors of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, and an entity affiliated with Mr. Baur. Each of Messrs. Baur, Schnuck, B. Edison and J. Edison receive fees and other compensation from time to time in their capacities with the Company. Mr. B. Edison beneficially owns in excess of 5% of the Company’s common stock.

18.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2008 and 2009 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Fiscal year 2008:
Net sales	$43,537,503	$43,568,099	$41,075,064	$55,481,123
Gross profit	11,249,973	12,879,165	8,996,887	17,425,637
Net income (loss)(1)(2)	(4,874,068)	(2,261,710)	(8,343,124)	483,301
Basic earnings (loss) per share	(0.70)	(0.32)	(1.18)	0.07
Diluted earnings (loss) per share	(0.70)	(0.32)	(1.18)	0.07

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Thirteen Weeks	Ended	Ended	Ended
	Ended May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Fiscal year 2009:
Net sales	$44,976,621	$43,720,271	$39,042,191	$57,629,613
Gross profit	12,696,440	12,922,107	6,766,363	20,983,690
Net income (loss)(2)	(2,768,668)	(1,736,643)	(10,166,980)	5,590,195
Basic earnings (loss) per share	(0.39)	(0.24)	(1.38)	0.76
Diluted earnings (loss) per share	(0.39)	(0.24)	(1.38)	0.72

(1)	During fiscal year 2008 the Company recognized income tax expense of $222,498 in the second quarter related to federal alternative minimum tax and recognized income tax benefit of $137,651 in the fourth quarter related to realized state net operating loss carrybacks. All other net income tax benefits were offset by changes to the valuation allowance.

(2)	During the third quarter of fiscal year 2008 and 2009, the Company recognized $2,609,588, and $2,762,273 respectively in noncash charges related to the impairment of long-lived assets of underperforming stores.