Form 10-Q
period 2010-05-01
BAKERS FOOTWEAR GROUP INC
filed 2010-06-15
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2010

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
Common Stock, par value $0.0001 per share, 7,384,056 shares issued and outstanding as of June 12, 2010.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statement of Shareholders’ Equity (Deficit)	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. [Reserved]	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27
Exhibit Index	28
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	May 2, 2009	January 30, 2010	May 1, 2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,689	$154,685	$149,280
Accounts receivable	1,709,419	1,387,358	1,954,649
Inventories	22,610,030	20,233,207	23,248,317
Prepaid expenses and other current assets	1,278,864	1,234,787	1,000,263

Total current assets	25,739,002	23,010,037	26,352,509
Property and equipment, net	32,167,120	24,757,395	23,464,911
Other assets	1,011,933	851,035	770,942

Total assets	$58,918,055	$48,618,467	$50,588,362

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,771,260	$10,138,635	$13,217,226
Accrued expenses	8,190,144	7,320,595	8,063,352
Subordinated secured term loan	4,281,389	2,785,112	2,177,421
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Sales tax payable	814,469	1,152,277	703,522
Deferred income	1,358,234	1,366,252	1,279,105
Revolving credit facility	13,835,294	10,531,687	13,277,150

Total current liabilities	41,250,790	37,294,558	42,717,776
Accrued noncurrent rent liabilities	9,666,818	9,183,756	9,099,492
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,305,856 shares outstanding at May 2, 2009, 7,382,856 shares outstanding at January 30, 2010 and 7,384,056 shares outstanding at May 1, 2010	738	738	739
Additional paid-in capital	38,826,466	39,279,600	39,361,357
Accumulated deficit	(30,826,757)	(37,140,185)	(40,591,002)

Total shareholders’ equity (deficit)	8,000,447	2,140,153	(1,228,906)

Total liabilities and shareholders’ equity (deficit)	$58,918,055	$48,618,467	$50,588,362

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Net sales	$44,976,621	$43,524,036
Cost of merchandise sold, occupancy, and buying expenses	32,280,181	32,787,740

Gross profit	12,696,440	10,736,296
Operating expenses:
Selling	9,975,823	9,804,288
General and administrative	4,339,640	3,790,552
Loss on disposal of property and equipment	284,581	51,669

Operating loss	(1,903,604)	(2,910,213)
Other income (expense):
Interest expense	(886,580)	(554,573)
Other, net	21,516	13,969

Loss before income taxes	(2,768,668)	(3,450,817)
Benefit from income taxes	—	—

Net loss	$(2,768,668)	$(3,450,817)

Net loss per common share	$(0.39)	$(0.47)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 30, 2010	7,382,856	$738	$39,279,600	$(37,140,185)	$2,140,153
Stock-based compensation expense	—	—	81,374	—	81,374
Shares issued in connection with exercise of stock options	1,200	1	383	—	384
Net loss	—	—	—	(3,450,817)	(3,450,817)

Balance at May 1, 2010	7,384,056	$739	$39,361,357	$(40,591,002)	$(1,228,906)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Operating activities
Net loss	$(2,768,668)	$(3,450,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,733,344	1,497,100
Accretion of debt discount	151,607	79,809
Stock-based compensation expense	127,207	81,374
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	192,500	—
Loss on disposal of property and equipment	284,581	51,669
Changes in operating assets and liabilities:
Accounts receivable	(336,032)	(403,921)
Inventories	(1,633,678)	(3,015,110)
Prepaid expenses and other current assets	(238,578)	234,524
Prepaid income taxes	(12,691)	—
Other assets	(45,409)	80,093
Accounts payable	1,214,276	3,078,591
Accrued expenses and deferred income	(63,988)	206,855
Accrued rent liabilities	(108,011)	(84,264)

Net cash used in operating activities	(1,503,540)	(1,644,097)
Investing activities
Purchase of property and equipment	(155,379)	(420,990)
Proceeds from disposition of property and equipment	—	1,335

Net cash used in investing activities	(155,379)	(419,655)
Financing activities
Net advances under revolving credit facility	2,352,432	2,745,463
Proceeds from exercise of stock options	—	384
Principal payments on subordinated secured term loan	(687,500)	(687,500)

Net cash provided by financing activities	1,664,932	2,058,347
Net increase (decrease) in cash and cash equivalents	6,013	(5,405)
Cash and cash equivalents at beginning of period	134,676	154,685

Cash and cash equivalents at end of period	$140,689	$149,280

Supplemental disclosures of cash flow information
Cash paid for interest	$380,835	$359,891

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”) and has made disclosures of all material subsequent events in the notes to the unaudited interim financial statements.
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
     The Company’s losses in the first quarter of fiscal year 2010 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of May 1, 2010, the Company had negative working capital of $16.4 million, unused borrowing capacity under its revolving credit facility of $1.4 million, and shareholders’ deficit of $1.2 million.
     The Company’s business plan for fiscal year 2010 continues to be based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through June 12, 2010 are down 2.3%. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan due February 1, 2011. As of June 12, 2010, the balance on this term loan was $2.0 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring the Company to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. The Company has amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.
     On May 28, 2010, subsequent to the end of the first quarter, the Company amended its senior secured revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The adjusted EBITDA interest coverage ratio covenant requires that the ratio of the Company’s adjusted EBITDA to its interest expense (both as defined in the amendment) must be at least 1.0:1.0. The covenant will be tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of June 12, 2010, the balance on the revolving line of credit was $10.5 million and unused borrowing capacity was $1.2 million.

     Based on the Company’s business plan for fiscal year 2010, the Company believes that it will be able to comply with the monthly adjusted EBITDA coverage ratio. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing. As a result of these uncertainties, the Company’s long-term debt obligations have been classified as current liabilities.
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
     The Company’s independent registered public accounting firm’s report issued in the Company’s most recent Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and working capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
3. Nasdaq Capital Market Delisting
     As a result of the Company’s failure to a maintain a minimum stockholders’ equity of $2.5 million as required by the listing rules of the Nasdaq Capital Market, the Company expects its common stock to be delisted from the Nasdaq Capital Market in the near term, and imminent suspension of trading pending action by Nasdaq.
     The Company expects to have its common stock quoted on the OTC Bulletin Board or “Pink Sheets.” However, a market maker must apply to register and quote the common stock on the OTC Bulletin Board or “Pink Sheets.” The Company has held preliminary discussions with potential market makers and believes that such market makers will be willing to do so. However, as this process is not within the direct control of the Company, there is no assurance that the Company’s securities will be quoted on the OTC Bulletin Board or the “Pink Sheets.”
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
     On March 23, 2010, the Company amended the Loan to eliminate the financial covenant for minimum adjusted EBITDA for the period February 1, 2009 to January 30, 2010 in order to maintain compliance with that covenant. The amendment also eliminated the financial covenants relating to the Company’s tangible net worth (as defined in the Loan Agreement) and minimum adjusted EBITDA for the remaining term of the Loan.
     Prior to the amendment described above, the Loan agreement contained financial covenants which required the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.0 million each for fiscal years 2009 and 2010. Upon the occurrence of an event of default as defined in the loan agreement, the Lender will be entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum.
     The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market until the related required registration statement, covering these shares was declared effective by the SEC, which occurred on May 21, 2008. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the Loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company accretes the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company is amortizing the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.
     Scheduled principal payments, net of debt discount applied on the effective interest method are $1,948,739 for the remainder of fiscal year 2010 subsequent to May 1, 2010, and a final principal payment of $229,167 due on February 1, 2011.
5. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to our subordinated secured term loan and our subordinated convertible debentures. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $345,000, $1,900,000 and $1,435,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of May 2, 2009, January 30, 2010, and May 1, 2010. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisition. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.
     On May 28, 2010, subsequent to the end of the first quarter, the Company amended its revolving credit agreement. The amendment extended the maturity of the credit facility from January 31, 2011 to May 28, 2013, modified the calculation of the borrowing base, added a new adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The adjusted EBITDA interest coverage ratio covenant requires that the ratio of the Company’s adjusted EBITDA to its interest expense (both as defined in the amendment) must be at least 1.0:1.0. The covenant will be tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan.

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
     On April 20, 2010, the Company amended its subordinated convertible debentures and the related Subordinated Convertible Debenture Purchase Agreement. The amendments were made to add “the OTC Bulletin Board quotation system, the electronic quotation system operated by Pink OTC Markets Inc., or any other electronic quotation system” to the definition of “Eligible Market” in the debenture documents. The debenture amendments also modify the definition of an event of default such that an event of default would no longer occur if the Company’s stock is not listed or quoted, or is suspended from trading, on an “Eligible Market” for a period of five trading days.
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
     The Company has concluded that the realizability of net deferred tax assets is unlikely and therefore maintains a valuation allowance against net deferred tax assets. As of May 1, 2010, the Company increased the valuation allowance to $17,683,112. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at May 1, 2010, consists of required state estimated income tax payments. As of May 1, 2010, the Company has approximately $25.5 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Current:
Federal	$(578,513)	$(857,120)
State and local	(130,876)	(187,864)

Total current	(709,389)	(1,044,984)

Deferred:
Federal	(295,596)	(232,445)
State and local	(53,745)	(42,263)

Total deferred	(349,341)	(274,708)

Valuation allowance	1,058,730	1,319,692

Total income tax expense	$—	$—

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Federal income tax at statutory rate	$(969,034)	$(1,207,786)
Impact of graduated Federal rates	27,687	34,508
State and local taxes, net of federal income taxes	(122,441)	(152,607)
Change in valuation allowance	1,058,730	1,319,692
Permanent differences	5,058	6,193

Total provision for (benefit from) income taxes	$—	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
Components of the Company’s deferred tax assets and liabilities are as follows:

	May 2, 2009	January 30, 2010	May 1, 2010
Deferred tax assets:
Net operating loss carryforward	$8,042,038	$8,894,200	$9,939,184
Vacation accrual	389,376	396,524	401,205
Inventory	1,271,896	989,396	1,138,178
Stock-based compensation	937,845	1,116,518	1,148,254
Accrued rent	3,770,059	3,581,665	3,548,802
Property and equipment	—	1,496,584	1,668,187

Total deferred tax assets	14,411,214	16,474,887	17,843,810

Deferred tax liabilities:
Property and equipment	224,513	—	—
Prepaid expenses	231,965	111,467	160,698

Total deferred tax liabilities	456,478	111,467	160,698

Valuation allowance	(13,954,736)	(16,363,420)	(17,683,112)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 1, 2010, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
8. Stock-Based Compensation
     During the thirteen weeks ended May 1, 2010, the Company issued 227,000 nonqualified stock options with a weighted average exercise price of $2.50. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.
     The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended May 2, 2009 and May 1, 2010 are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Options granted	72,000	227,000
Weighted-average fair value of options granted	$0.33	$1.96
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.2%	2.8%
Expected volatility	54%	97%
Expected option life	6 years	6 years
9. Earnings Per Share
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Numerator:
Net loss	$(2,768,668)	$(3,450,817)

Numerator for loss per share	(2,768,668)	(3,450,817)

Interest expense related to convertible debentures	—	—
Numerator for diluted loss per share	$(2,768,668)	$(3,450,817)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,163,779	7,383,076
Effect of dilutive securities Stock options	—	—
Stock purchase warrants	—	—
Convertible debentures	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,163,779	7,383,076

     The diluted earnings per share calculation for the thirteen weeks ended May 1, 2010 excludes 37,444 incremental shares related to outstanding stock options and 481,348 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended May 2, 2009 excludes 4,765 incremental shares related to outstanding stock options and 469,623 incremental shares underlying convertible debentures because they are antidilutive.
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

	May 2, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$140,689	$140,689
Revolving credit facility	13,835,294	13,835,294
Subordinated secured term loan	4,281,389	4,256,065
Subordinated convertible debentures	4,000,000	2,400,709

	January 30, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$154,685	$154,685
Revolving credit facility	10,531,687	10,531,687
Subordinated secured term loan	2,785,112	2,811,386
Subordinated convertible debentures	4,000,000	2,578,638

	May 1, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$149,280	$149,280
Revolving credit facility	13,277,150	13,277,150
Subordinated secured term loan	2,177,421	3,957,899
Subordinated convertible debentures	4,000,000	2,779,197
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K for the fiscal year ended January 30, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of May 1, 2010, we operated 239 stores, including 220 Bakers stores and 19 Wild Pair stores located in 36 states.
     During the first quarter of fiscal year 2010, our net sales decreased 3.2% compared to the first quarter of fiscal year 2009, reflecting an unfavorable response to our sandal assortments. Comparable store sales in the first quarter of 2010 decreased 1.6%, compared to an increase of 4.8% in the first quarter of 2009. Gross profit percentage decreased to 24.7% of sales in the first quarter of 2010 compared to 28.2% in the first quarter of 2009. Our net loss for the first quarter increased to $3.5 million from $2.8 million in the first quarter of 2009.
     We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008. These losses have had a significant negative impact on our financial position and liquidity. As of May 1, 2010, we had negative working capital of $16.4 million, unused borrowing capacity under our revolving credit facility of $1.4 million, and a shareholders’ deficit of $1.2 million.
     Our business plan for remainder of fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through June 12, 2010 are down 2.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of June 12, 2010, the balance on our term loan was $2.0 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.
     On May 28, 2010, we amended our revolving credit agreement. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The adjusted EBITDA interest coverage ratio covenant requires that the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) must be at least 1.0:1.0. The covenant will be tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 12, 2010, the balance on our revolving line of credit was $10.5 million and our unused borrowing capacity was $1.2 million.
     Based on our business plan for fiscal year 2010, we believe that we will be able to comply with the monthly adjusted EBITDA coverage ratio. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities.
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
     As described in Note 3 to the financial statements and under “Part II — Item 1A. — Risk Factors — We expect that our common stock will be suspended from trading on, and delisted from, Nasdaq shortly, which may negatively impact the value of our common stock, decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and have a material adverse effect on our ability to obtain financing” we expect that our common stock will soon be delisted from Nasdaq. Delisting could limit our ability to raise capital from the sale of securities.
     Our independent registered public accounting firm’s report issued in our most recent Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition.
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
     We have concluded that the realizability of net deferred tax assets is unlikely, and maintain a full valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
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

          We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of May 1, 2010, we have not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 1, 2010
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	71.8	75.3

Gross profit	28.2	24.7
Selling expense	22.2	22.5
General and administrative expense	9.7	8.7
Loss on disposal of property and equipment	0.6	0.1

Operating loss	(4.2)	(6.6)
Other income, net	—	—
Interest expense	(2.0)	(1.3)

Loss before income taxes	(6.2)	(7.9)
Benefit from income taxes	—	—

Net loss	(6.2)%	(7.9)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 2, 2009
Number of stores at beginning of period	239	238
Stores opened during period	1	2
Stores closed during period	(1)	(1)

Number of stores at end of period	239	239

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009
     Net sales. Net sales decreased to $43.5 million for the thirteen weeks ended May 1, 2010 (first quarter 2010) from $45.0 million for the thirteen weeks ended May 2, 2009 (first quarter 2009), a decrease of $1.5 million or 3.2%. During the quarter, sales were less than expected due to weakness in demand for our sandal line. Our comparable store sales for the first quarter of 2010, including multi-channel sales, decreased by 1.6% compared to a 4.8% increase in comparable store sales in the first quarter of 2009. Our unit sales decreased 8.1% and our average unit selling prices increased 4.7% compared to the first quarter of 2009. Our multi-channel sales decreased 4.2% to $2.7 million.
     Gross profit. Gross profit decreased to $10.7 million in the first quarter of 2010 from $12.7 million in the first quarter of 2009, a decrease of $2.0 million or 15.4%. As a percentage of sales, gross profit decreased to 24.7% in the first quarter of 2010 from 28.2% in the first quarter of 2009 as lower comparable store sales resulted in lower leveraging of buying and occupancy costs. We attribute the decrease in gross profit to the following components: a decrease of $1.6 million from reduced gross margin percentage, a decrease of $0.5 million from lower comparable store sales, partially offset by an increase of $0.1 million of incremental gross profit from new stores. Total markdown costs were $6.3 million in the first quarter of 2010 compared to $5.6 million in the first quarter of 2009.
     Selling expense. Selling expense decreased to $9.8 million in the first quarter of 2010 from $10.0 million in the first quarter of 2009, a decrease of $0.2 million or 1.7%, but increased as a percentage of sales to 22.5% from 22.2%. This decrease was primarily the result of $0.2 million in lower store depreciation expense.
     General and administrative expense. General and administrative expense decreased to $3.8 million in the first quarter of 2010 from $4.3 million in the first quarter of 2009, a decrease of $0.5 million or 12.7%, and decreased as a percentage of sales to 8.7% from

9.7%. The decrease was primarily the result of $0.4 million of lower group health insurance costs and a net $0.1 million decrease in professional fees and travel expenses.
     Interest expense. Interest expense decreased to $0.6 million in the first quarter of 2010 from $0.9 million in the first quarter of 2009.
     Net loss. We had a net loss of $3.5 million, 7.9% of net sales, in the first quarter of 2010 compared to a net loss of $2.8 million, 6.2% of net sales, in the first quarter of 2009.
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
     Our losses in the first quarter of fiscal year 2010 and recent years have had a significant negative impact on our financial position and liquidity. As of May 1, 2010, we had negative working capital of $16.4 million, unused borrowing capacity under our revolving credit facility of $1.4 million, and negative shareholders’ equity of $1.2 million.
          Our business plan for remainder of fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year, although comparable store sales through June 12, 2010 are down 2.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
          In fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million three-year subordinated secured term loan due February 1, 2011. As of June 12, 2010, the balance on our term loan was $2.0 million, with monthly principal and interest payments due through February 1, 2011. Originally, the term loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, we issued 400,000 shares of our common stock and paid an advisory fee of $300,000 and costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment.
          In order to obtain our senior lender’s consent to the April 2009 and September 2009 amendments to our subordinated secured term loan, we amended our credit facility in those months and paid additional fees and expenses. On May 28, 2010, we further amended our revolving credit facility. The May 2010 amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The adjusted EBITDA interest coverage ratio covenant requires that the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) must be at least 1.0:1.0. The covenant will be tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 12, 2010, the balance on our revolving line of credit was $10.5 million and our unused borrowing capacity was $2.3 million.
          Based on our business plan for fiscal year 2010, we believe that we will be able to comply with the monthly adjusted EBITDA coverage ratio. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of our revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing. As a result of these uncertainties, our long-term debt obligations have been classified as current liabilities. Please see “Part II — Item 1A. — Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.”
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
          As described in Note 3 to the financial statements and under “Part II — Item 1A. — Risk Factors — We expect that our common stock will be suspended from trading on, and delisted from, Nasdaq shortly, which may negatively impact the value of our common stock, decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and have a material adverse effect on our ability to obtain financing” we expect that our common stock will soon be delisted from Nasdaq. Delisting could limit our ability to raise capital from the sale of securities.
               Our independent registered public accounting firm’s report issued in our most recent Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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

     The following table summarizes certain key liquidity measurements:

	May 2, 2009	January 30, 2010	May 1, 2010
Cash	$140,689	$154,685	$149,280
Inventories	22,610,030	20,233,207	23,248,317
Total current assets	25,739,002	23,010,037	26,352,509
Property and equipment, net	32,167,120	24,757,395	23,464,911
Total assets	58,918,055	48,618,467	50,588,362
Accounts payable	8,771,260	10,138,635	13,217,226
Revolving credit facility	13,835,294	10,531,687	13,277,150
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	4,281,389	2,785,112	2,177,421
Total current liabilities	41,250,790	37,294,558	42,717,776
Total shareholders’ equity (deficit)	8,000,447	2,140,153	(1,228,906)
Net working capital	(15,511,788)	(14,284,521)	(16,365,267)
Unused borrowing capacity*	346,891	1,928,913	1,437,474

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $1.6 million in the first quarter of 2010 compared to $1.5 million in the first quarter of 2009. Besides our net loss of $3.5 million, the most significant use of cash in operating activities in the first quarter of 2009 relates to a $3.0 million seasonal increase in inventory from the beginning of the year, and a $0.4 million increase in accounts receivable offset by a $3.1 million increase in accounts payable and $0.2 million increase in accrued expenses and deferred income. The most significant uses of cash in operating activities in the first quarter of 2009, relate to a net loss of $2.8 million, a $1.6 million seasonal increase in inventory from the beginning of the year, offset by a $1.2 million increase in accounts payable.
     Inventories at May 1, 2010 were $3.0 million higher than at January 30, 2010, and $0.6 million, or 2.8%, higher than at May 2, 2009. Although we believe that at May 1, 2010, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.4 million in the first quarter of 2010 compared to $0.2 million for the first quarter of 2009. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     As of June 12, 2010, we have opened two new stores and closed one store in fiscal year 2010. We currently anticipate that our capital expenditures in fiscal year 2010, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash provided by financing activities was $2.1 million in the first quarter of 2010 compared to $1.7 million for the first quarter of 2009. The principal source of cash in the first quarter of 2010 was the net draws of $2.7 million on our revolving line of credit partially offset by the principal payments on the subordinated secured term loan. In the first quarter of fiscal year 2009, the principal source of cash was the net draws of $2.4 million on our revolving line of credit partially offset by the principal payments on the subordinated secured term loan.
Revolving Credit Facility
     We have a $30 million senior secured revolving credit facility with Bank of America, N.A which expires at the end of fiscal year 2010. On May 28, 2010, we amended our revolving credit agreement. The amendment, extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures by May 2012, added an early termination fee, and made other changes to the agreement. The adjusted EBITDA interest coverage ratio covenant requires that the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) must be at least 1.0:1.0. The covenant will be tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan.
     Amounts borrowed under the facility continue to bear interest at a rate equal to the base rate (as defined in the agreement) plus a margin amount between 3.0% and 3.5%. Under the agreement, the base rate equals the greater of the bank’s prime rate, the federal funds rate plus 0.50% or the Libor rate plus 1.0% (all as defined in the agreement).
     The revolving credit facility also allows us to apply an interest rate based on Libor (as defined in the agreement) plus a margin amount to a designated portion of the outstanding balance as set forth in the agreement. The Libor margin (as defined in the agreement) ranges from 3.5% to 4.0%. Following the occurrence of any event of default, the bank may increase the rate by an additional two percentage points.
     The unused line fee is 0.75% per annum. The unused line fee is payable monthly based on the difference between the revolving credit ceiling and the average loan balance under the agreement. The aggregate amount that we may borrow under the agreement at any time is further limited by a formula, which is based substantially on our inventory level but cannot be greater than the revolving credit ceiling of $30 million.
     Amounts borrowed under the credit facility continue to be secured by substantially all of our assets. If contingencies related to early termination of the revolving credit facility were to occur, or if we request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees. We may be required to pay an early termination fee of up to $150,000 under the May 2010 amendment in the event we terminate the facility within 24 months.
     The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with the our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, including the monthly adjusted EBITDA interest coverage financial covenant or the obligation to extend the maturity of our subordinated convertible debentures (both as described above), or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the bank would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets.
     We had balances under our revolving credit facility of $13.3 million, $10.5 million and $13.8 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively. We had approximately $1.4 million, $1.9 million and $0.3 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively. During the first quarters of fiscal years 2010 and 2009, the highest outstanding balances on our revolving credit facility were $15.4 million and $15.7 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
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
     The Debentures generally provide for customary events of default, which could result in acceleration of all amounts owed, including default in required payments, failure to pay when due, or the acceleration of other monetary obligations for indebtedness (broadly defined) in excess of $1 million (subject to certain exceptions), failure to observe or perform covenants or agreements contained in the transaction documents, including covenants relating to using the net proceeds, maintaining legal existence, prohibiting the sale of material assets outside of the ordinary course, prohibiting cash dividends and distributions, share repurchases, and certain payments to our officers and directors. We generally have the right, but not the obligation, to redeem the unpaid principal balance of the Debentures at any time prior to conversion if the closing price of our common stock (as adjusted for stock dividends, subdivisions or combinations) is equal to or above $16.00 per share for each of 20 consecutive trading days and certain other conditions are met. We have also agreed to provide certain piggyback and demand registration rights, until two years after the Debentures cease to be outstanding, to the holders under the Securities Act of 1933 relating to the shares of common stock issuable upon conversion of the Debentures. In April 2010, the debenture documents were amended to remove our de-listing from the Nasdaq Stock Market as an event of default. Please see “Part II — Item 1A. — Risk Factors — We expect that our common stock will be suspended from trading on, and delisted from, Nasdaq shortly, which may negatively impact the value of our common stock, decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock, and have a material adverse effect on our ability to obtain financing.”
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
IPO Warrants
     In connection with our 2004 initial public offering, we sold to the representatives of the underwriters and their designees warrants to purchase up to an aggregate of 216,000 shares of common stock at an exercise price equal to $12.7875 per share. Through May 1, 2010, warrants underlying 94,500 shares of common stock were tendered in cashless exercise transactions under which we issued 35,762 shares of common stock. On February 10, 2009, all unexercised warrants expired. Demand and piggyback registration rights ended on February 10, 2009 and February 10, 2010, respectively.
Off-Balance Sheet Arrangements
     At May 1, 2010, January 30, 2010, and May 2, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of May 1, 2010:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
Long-term debt obligations(1)	$7,415,132	$2,837,743	$4,577,389	$—	$—
Operating lease obligations (2)	130,421,655	24,672,278	44,726,429	34,992,588	26,030,360
Purchase obligations (3)	33,677,687	28,052,687	3,000,000	2,625,000	—

Total	$171,514,474	$55,562,708	$52,303,818	$37,617,588	$26,030,360

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated secured term loan. As discussed in Note 2 to the financial statements, these instruments are classified as current liabilities on our balance sheet.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order, minimum royalty payments, and payment obligations relating to store construction and miscellaneous service contracts.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2010.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
     The following risk factor disclosure is in addition to the risk factor disclosure in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 previously filed with the SEC. Please see the information set forth under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” in our most recently filed Annual Report on Form 10-K and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
We expect that our common stock will be suspended from trading on, and delisted from, Nasdaq shortly, which may negatively impact the value of our common stock, decrease the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock, and have a material adverse effect on our ability to obtain financing.
     The Nasdaq Stock Market (“Nasdaq”) has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market where our common stock is currently listed. These requirements include maintaining a minimum stockholders’ equity of $2.5 million.
     As previously reported, on December 14, 2009 we received a staff deficiency letter from Nasdaq informing us that, based on our stockholders’ deficit as reported in our Quarterly Report on Form 10-Q filed on December 9, 2009, we did not meet, as of October 31, 2009, the $2,500,000 minimum stockholders’ equity required for continued listing on the Nasdaq. In response to this letter, we submitted a plan of compliance to Nasdaq. On January 21, 2010 Nasdaq granted us an extension until March 29, 2010 to demonstrate compliance with this standard. On March 29, 2010, after we reported our fourth quarter results showing stockholders’ equity of $2.1 million, we received a staff deficiency letter from Nasdaq stating that the Company did not meet the minimum stockholders’ equity requirement within the extension period. If we would not have appealed this determination, our common stock would have been suspended from trading at the open of business on April 7, 2010 and our securities would have been removed from listing and registration on Nasdaq. We requested a hearing on April 2, 2010, which was held on May 6, 2010. As a result of the hearing, Nasdaq gave us until June 15, 2010 to demonstrate compliance with the requirement, but we were not able to do so. We do not expect to be granted any additional time to regain compliance.
     As a result, we expect to receive this week, a notification from Nasdaq that our common stock will be delisted from Nasdaq, and that within two business days of such notification, our common stock will be suspended from trading on Nasdaq. We have no further plans to appeal the determination. Thereafter, we expect that Nasdaq will complete the delisting process by filing a Form 25-NSE Notification of Delisting with the SEC. There is no assurance that we will be ever again listed on Nasdaq or on another national securities exchange.
     Upon suspension of the trading of our common stock on Nasdaq, we expect one or more market makers to quote our common stock on the “Pink Sheets”. In addition, we anticipate that our common stock will begin trading on the OTC Bulletin Board, a regulated quotation service for trading in over-the-counter equity securities. However, a market maker must apply to register and quote the common stock for the OTC Bulletin Board in accordance with SEC Rule 15c2-11, and such application on Form 211 must be cleared by the Financial Industry Regulatory Authority. We have held preliminary discussions with potential market makers and believe that such market makers will be willing to do so. Since this process is not within our direct control, however, there is no assurance that our common stock will be quoted on the OTC Bulletin Board.
     For trades of our common stock on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. Also, our shareholders would no longer have the benefit of Nasdaq’s restrictions on dilution and we may engage in potentially dilutive transactions without complying with Nasdaq’s shareholder approval rules.

     The negative publicity surrounding the receipt of the notice from Nasdaq, suspension of trading in our common stock in Nasdaq, and subsequent delisting will likely have a material adverse effect on the price of our common stock, our ability to raise capital, whether debt or equity, and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain adequate financing for the continuation of our operations.
The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.
     Our revolving credit facility contains a financial covenant that requires us to maintain a minimum ratio of adjusted EBITDA to interest expense (both as defined in the agreement) calculated monthly on a rolling twelve month basis and includes other financial and customary covenants which, among other things require us to maintain a minimum availability, restrict our business activities and our ability to incur debt, make acquisitions, pay dividends, and repurchase our stock. We are also required to extend the maturity of our subordinated convertible debentures to a date beyond the maturity of the revolving credit facility.
     There is no assurance that we will be able to comply with this financial covenant. In light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA interest coverage ratio covenant. In the event that we were to violate any of the covenants in our credit facility, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended May 1, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. [RESERVED]
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: June 15, 2010

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	*Second Lien Credit Agreement dated February 1, 2008 (“Loan Agreement”) by and among the Company, and Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 14, 2009 (File No. 000-50563)).

4.2	Note evidencing amounts borrowed by the Company under the Loan Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.3	Security Agreement dated February 1, 2008 by the Company and the Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender Group, as defined therein (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

4.4	Subordination Agreement dated February 1, 2008 by and among the Company, Bank of America, N.A. and Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.5	Subordination Agreement dated February 1, 2008 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for the Lender named therein, and the subordinated creditors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.6	Registration Rights Agreement dated February 1, 2008 by and among the Company and Private Equity Management Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

4.7	Fee Letter dated February 1, 2008 between Private Equity Management Group, Inc. and the Company (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

4.8	*Amendment Number 1 to Loan Documents dated as of May 9, 2008 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8. to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

4.9	Letter of Consent delivered to the Company and Private Equity Management Group, Inc. by Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-50563)).

4.10	Amendment Number 2 to Loan Documents dated April 9, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

4.11	Amendment Number 3 to Loan Documents dated as of September 3, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

4.12	Amendment Number 4 to Loan Documents dated March 23, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on March 25, 2010 (File No. 000-50563)).

4.13	Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

Exhibit No.	Description
4.14	9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

4.15	First Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated April 20, 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.1	Summary of April 20, 2010 stock option grants to executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.2	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50563) filed on March 21, 2007).

10.3	Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on March 21, 2007).

10.4	Letter to Peter Edison outlining 2010 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.5	Letter to Joe VanderPluym outlining 2010 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.6	Letter to Mark Ianni outlining 2010 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.7	Letter to Stan Tusman outlining 2010 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.8	Letter to Charles R. Daniel, III outlining 2010 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-50563), filed on April 20, 2010).

10.9	Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on January 8, 2004 (File No. 333-86332)).

10.10	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.11	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.12	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.13	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

10.14	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

10.16	Third Amendment to Second Amended and Restated Loan and Security Agreement dated April 9, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

10.17	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated September 8, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

Exhibit No.	Description
10.18	Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 28, 2010 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

*	Portions are omitted pursuant to a confidential treatment request and are filed separately with the SEC.