Form 10-Q
period 2010-07-31
BAKERS FOOTWEAR GROUP INC
filed 2010-09-14
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010

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
Common Stock, par value $0.0001 per share, 9,228,916 shares issued and outstanding as of September 4, 2010.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	August 1,	January 30,	July 31,
	2009	2010	2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,733	$154,685	$149,905
Accounts receivable	1,240,445	1,387,358	1,407,330
Inventories	18,859,814	20,233,207	21,626,346
Prepaid expenses and other current assets	1,071,539	1,234,787	934,568

Total current assets	21,324,531	23,010,037	24,118,149

Property and equipment, net	30,426,035	24,757,395	22,029,961
Other assets	1,043,152	851,035	924,497

Total assets	$52,793,718	$48,618,467	$47,072,607

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,663,031	$10,138,635	$16,904,303
Accrued expenses	7,027,366	7,320,595	7,244,742
Subordinated secured term loan	3,718,774	2,785,112	1,550,049
Subordinated convertible debentures	4,000,000	4,000,000	—
Sales tax payable	588,347	1,152,277	914,007
Deferred income	1,328,404	1,366,252	1,143,402
Revolving credit facility	8,412,972	10,531,687	9,553,095

Total current liabilities	36,738,894	37,294,558	37,309,598

Accrued noncurrent rent liabilities	9,518,101	9,183,756	8,972,557
Subordinated convertible debentures	—	—	4,000,000

Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,382,856 shares outstanding at August 1, 2009 and January 30, 2010 and 7,384,056 shares outstanding at July 31, 2010	738	738	739
Additional paid-in capital	39,099,385	39,279,600	39,455,857
Accumulated deficit	(32,563,400)	(37,140,185)	(42,666,144)

Total shareholders’ equity (deficit)	6,536,723	2,140,153	(3,209,548)

Total liabilities and shareholders’ equity (deficit)	$52,793,718	$48,618,467	$47,072,607

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010
Net sales	$43,720,271	$43,293,127	$88,696,892	$86,817,163
Cost of merchandise sold, occupancy, and buying expenses	30,798,164	31,360,215	63,078,345	64,147,955

Gross profit	12,922,107	11,932,912	25,618,547	22,669,208
Operating expenses:
Selling	10,008,801	9,625,021	19,984,624	19,429,309
General and administrative	4,058,016	3,902,762	8,397,656	7,693,314
Loss on disposal of property and equipment	9,850	8,608	294,431	60,277

Operating loss	(1,154,560)	(1,603,479)	(3,058,164)	(4,513,692)
Other income (expense):
Interest expense	(612,318)	(440,263)	(1,498,898)	(994,836)
Other, net	30,235	20,304	51,751	34,273

Loss before income taxes	(1,736,643)	(2,023,438)	(4,505,311)	(5,474,255)
Income tax expense	—	51,704	—	51,704

Net loss	$(1,736,643)	$(2,075,142)	$(4,505,311)	$(5,525,959)

Net loss per common share	$(0.24)	$(0.28)	$(0.62)	$(0.75)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 30, 2010	7,382,856	$738	$39,279,600	$(37,140,185)	$2,140,153
Stock-based compensation expense	—	—	175,874	—	175,874
Shares issued in connection with exercise of stock options	1,200	1	383	—	384
Net loss	—	—	—	(5,525,959)	(5,525,959)

Balance at July 31, 2010	7,384,056	$739	$39,455,857	$(42,666,144)	$(3,209,548)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 1, 2009	July 31, 2010
Operating activities
Net loss	$(4,505,311)	$(5,525,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,399,982	2,961,383
Accretion of debt discount	276,492	139,937
Stock-based compensation expense	405,126	175,874
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	187,500	—
Loss on disposal of property and equipment	294,431	60,278
Changes in operating assets and liabilities:
Accounts receivable	132,942	143,396
Inventories	2,116,538	(1,393,139)
Prepaid expenses and other current assets	(43,944)	300,219
Other assets	39,965	(73,462)
Accounts payable	4,106,047	6,765,668
Accrued expenses and deferred income	(1,482,718)	(536,973)
Accrued noncurrent rent liabilities	(256,728)	(211,199)

Net cash provided by operating activities	4,670,322	2,806,023
Investing activities
Purchase of property and equipment	(207,384)	(460,767)
Proceeds from sale of property and equipment	9	3,172

Net cash used in investing activities	(207,375)	(457,595)
Financing activities
Net advances under revolving credit facility	(3,069,890)	(978,592)
Proceeds from exercise of stock options	—	384
Principal payments on subordinated secured term loan	(1,375,000)	(1,375,000)

Net cash provided by (used in) financing activities	(4,444,890)	(2,353,208)
Net decrease in cash and cash equivalents	18,057	(4,780)
Cash and cash equivalents at beginning of period	134,676	154,685

Cash and cash equivalents at end of period	$152,733	$149,905

Supplemental disclosures of cash flow information
Cash paid for interest	$1,162,009	$757,734

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”) and has made disclosures of all material subsequent events in the notes to the unaudited condensed interim financial statements.
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
     The Company’s losses in the first half of fiscal year 2010 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of July 31, 2010, the Company had negative working capital of $13.2 million, unused borrowing capacity under its revolving credit facility of $1.1 million, and shareholders’ deficit of $3.2 million.
     The Company’s business plan for fiscal year 2010 continues to be based on mid-single digit increases in comparable store sales for the remainder of the year. Third quarter comparable store sales through September 4, 2010 are up 0.3%. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued cash flow management, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of September 4, 2010, the balance on the revolving line of credit was $10.3 million and unused borrowing capacity was $3.6 million, or 28.6% of the calculated borrowing base.
     On August 26, 2010, subsequent to the end of the second quarter, the Company entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the agreement, the Company sold a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing August 31 of 2017, and the subordinated debenture matures on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to the Company’s other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the

Company’s common stock, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, the Company received aggregate net proceeds of approximately $4.6 million after transaction and other costs.
     The Company will allocate the net proceeds received in connection with the subordinated debenture and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. Other expenses incurred by the Company relative to this transaction will be allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. The Company will accrete the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognize such accretion as a component of interest expense. Likewise, the Company will amortize the related debt issuance costs using the effective interest method and recognize this amortization as a component of interest expense.
     In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan which is now due January 1, 2011. As of September 4, 2010, the balance on this term loan was $1.1 million, with monthly principal and interest payments due through January 1, 2011. Originally, the term loan agreement contained financial covenants requiring the Company to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. The Company has amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.
     Based on the Company’s business plan for fiscal year 2010, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
3. Nasdaq Capital Market Delisting
     On August 17, 2010, the Nasdaq Stock Market filed a Form 25 with the Securities and Exchange Commission to complete the delisting of the common stock of the Company and Nasdaq informed the Company of such filing. Trading of the Company’s common stock was suspended on June 18, 2010 for failure to meet the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b), and has not traded on Nasdaq since that time. The delisting became effective on August 27, 2010, ten days after the filing of the Form 25. The Company’s common stock has traded on the OTC Bulletin Board since June 18, 2010.

4. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated secured term loan, the subordinated convertible debentures and the subordinated debenture issued subsequent to the end of the second quarter. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $900,000, $1,900,000 and $1,054,000 of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of August 1, 2009, January 30, 2010, and July 31, 2010. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisition. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.
     On May 28, 2010, the Company amended its revolving credit agreement. The amendment extended the maturity of the credit facility from January 31, 2011 to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of the Company’s adjusted EBITDA to its interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan.
5. Subordinated Secured Term Loan
     Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on January 1, 2011, and requires monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds to repay amounts owed under its revolving credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s revolving credit facility but has priority over the Company’s subordinated convertible debentures and the subordinated debenture issued subsequent to the end of the second quarter.
     Under the loan agreement, the Company is permitted to prepay the Loan, subject to prepayment penalties which range between 2% and 1% of the aggregate principal balance of the Loan. The Company is also required to make prepayments, subject to a senior subordination agreement (Senior Subordination Agreement) related to the Company’s revolving credit facility, on the Loan in certain circumstances, including generally if the Company sells property and assets outside the ordinary course of business, and upon receipt of certain extraordinary cash proceeds and upon sales of securities.
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
     Scheduled principal payments, net of debt discount applied on the effective interest method are $1,550,049 for the remainder of fiscal year 2010 subsequent to July 31, 2010. On August 26, 2010, in connection with the issuance of the subordinated debenture, the loan maturity date was changed to January 1, 2011 from February 1, 2011.
6. Subordinated Convertible Debentures
     The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007. The Company received net proceeds of approximately $3.6 million. The subordinated convertible debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As disclosed in Notes 2 and 4, the amendment to the Company’s revolving credit facility requires that the Company amend the subordinated convertible debentures on or before May 1, 2012, to extend the maturity to a date beyond July 27, 2013; however, the Company has not yet entered into negotiations to obtain such amendment. As a result of the extension of the revolving credit agreement, the issuance of the subordinated debenture, and the Company’s projected ability to comply with its financial debt covenants, all as described in Note 2, the subordinated convertible debentures have been classified as a noncurrent liability as of July 31, 2010. The initial conversion price of the debentures was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations. The Company can redeem the unpaid principal balance of these debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
     These debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of the shares described in Note 5, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59. As a result of the issuance of shares on April 9, 2009, the weighted average conversion price of the debentures decreased from $8.59 to $8.31. Subsequent to the end of the second quarter, the conversion price of the debentures decreased from $8.31 to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates as a result of the issuance of the 1,844,860 shares and subordinated debenture discussed in Note 2.
     On April 20, 2010, the Company amended its subordinated convertible debentures and the related purchase agreement. The amendments were made to add “the OTC Bulletin Board quotation system, the electronic quotation system operated by Pink OTC Markets Inc., or any other electronic quotation system” to the definition of “Eligible Market” in the debenture documents. The debenture amendments also modify the definition of an event of default such that an event of default would no longer occur if the Company’s stock is not listed or quoted, or is suspended from trading, on an “Eligible Market” for a period of five trading days.
     On February 1, 2009, the Company adopted updated FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. There was no significant financial impact to the Company as a result of adopting this guidance. Beginning February 1, 2009, the Company accounts separately for the fair value of the conversion feature of the subordinated convertible debentures. As of February 1, 2009 and January 30, 2010, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

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
     The Company has concluded that the realizability of net deferred tax assets is unlikely and therefore maintains a valuation allowance against net deferred tax assets. As of July 31, 2010, the Company increased the valuation allowance to $18,454,044. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     The balance of prepaid income taxes at July 31, 2010, consists of required state estimated income tax payments. As of July 31, 2010, the Company has approximately $27.4 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010
Current:
Federal	$(485,007)	$(425,208)	$(1,063,521)	$(1,345,940)
State and local	(104,287)	(44,314)	(235,163)	(243,729)

Total current	(589,294)	(469,522)	(1,298,684)	(1,589,669)

Deferred:
Federal	(62,890)	(211,275)	(358,485)	(379,617)
State and local	(11,434)	(38,414)	(65,179)	(69,021)

Total deferred	(74,324)	(249,689)	(423,664)	(448,638)

Valuation allowance	663,618	770,915	1,722,348	2,090,011

Total income tax expense	$—	$51,704	$—	$51,704

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010
Federal income tax at statutory rate	$(607,825)	$(708,203)	$(1,576,859)	$(1,915,990)
Impact of State NOL carryback refund restrictions	—	51,704	—	51,704
Impact of graduated Federal rates	17,366	20,234	45,053	54,743
State and local taxes, net of federal income taxes	(76,801)	(89,490)	(199,242)	(242,099)
Change in valuation allowance	663,618	770,915	1,722,348	2,090,012
Permanent differences	3,642	6,544	8,700	13,334

Total income tax expense	$—	$51,704	$—	$51,704

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of the Company’s deferred tax assets and liabilities are as follows:

	August 1, 2009	January 30, 2010	July 31, 2010
Deferred tax assets:
Net operating loss carryforward	$8,631,332	$8,894,200	$10,683,566
Vacation accrual	394,056	396,524	405,885
Inventory	1,032,562	989,396	997,214
Stock-based compensation	1,046,234	1,116,518	1,185,109
Accrued rent	3,712,059	3,581,665	3,499,297
Property and equipment	20,540	1,496,584	1,833,074

Total deferred tax assets	14,836,783	16,474,887	18,604,145

Deferred tax liabilities:
Prepaid expenses	218,429	111,467	150,101

Total deferred tax liabilities	218,429	111,467	150,101

Valuation allowance	(14,618,354)	(16,363,420)	(18,454,044)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of July 31, 2010, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
8. Stock-Based Compensation
     During the twenty-six weeks ended July 31, 2010, the Company issued 227,000 nonqualified stock options with a weighted average exercise price of $2.50. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. In June 2009, the executive officers and members of the Company’s Board of Directors surrendered, for no current or future consideration, 224,073 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with ASC 718, the Company recognized $171,966 of non-cash stock-based compensation expense as a result of these surrenders.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended August 1, 2009 and July 31, 2010, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 1, 2009	July 31, 2010
Options granted	72,000	227,000
Weighted-average fair value of options granted	$0.33	$1.96
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.2%	2.8%
Expected volatility	54%	97%
Expected option life	6 years	6 years
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010
Numerator:
Net loss	$(1,736,643)	$(2,075,142)	$(4,505,311)	$(5,525,959)

Numerator for loss per share	(1,736,643)	(2,075,142)	(4,505,311)	(5,525,959)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(1,736,643)	$(2,075,142)	$(4,505,311)	$(5,525,959)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,382,856	7,384,056	7,273,318	7,383,566
Effect of dilutive securities
Stock purchase warrants	—	—	—	—
Subordinated convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,382,856	7,384,056	7,273,318	7,383,566

     The diluted earnings per share calculation for the thirteen weeks ended July 31, 2010 excludes 34,230 incremental shares related to outstanding stock options and 481,348 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended July 31, 2010 excludes 35,532 incremental shares related to outstanding stock options and 481,348 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended August 1, 2009 excludes 22,992 incremental shares related to outstanding stock options and 481,348 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended August 1, 2009 excludes 13,806 incremental shares related to outstanding stock options and 475,486 incremental shares underlying subordinated convertible debentures because they are antidilutive.
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

	August 1, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$152,733	$152,733
Revolving credit facility	8,412,972	8,412,972
Subordinated secured term loan	3,718,774	3,697,626
Subordinated convertible debentures	4,000,000	2,391,276

	January 30, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$154,685	$154,685
Revolving credit facility	10,531,687	10,531,687
Subordinated secured term loan	2,785,112	2,811,386
Subordinated convertible debentures	4,000,000	2,578,638

	July 31, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$149,905	$149,905
Revolving credit facility	9,553,095	9,553,095
Subordinated secured term loan	1,550,049	1,565,855
Subordinated convertible debentures	4,000,000	2,799,363
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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of July 31, 2010, we operated 237 stores, including 219 Bakers stores and 18 Wild Pair stores located in 36 states.
     During the first half of 2010, our net sales decreased 2.1% compared to the first half of 2009, reflecting an unfavorable response to our sandal assortment. Comparable store sales in the first half of 2010 decreased 0.7%, compared to an increase of 2.8% in the first half of last year. Gross profit percentage decreased to 26.1% of sales in the first half of 2010 compared to 28.9% in the first half of 2009. Our net loss for the first half of 2010 increased to $5.5 million from $4.5 million in the first half of 2009.
     We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008. These losses have had a significant negative impact on our financial position and liquidity. As of July 31, 2010, we had negative working capital of $13.2 million, unused borrowing capacity under our revolving credit facility of $1.1 million, and a shareholders’ deficit of $3.2 million.
     Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year. Third quarter comparable store sales through September 4, 2010 are up 0.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued management of cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     Debt Agreements
     On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of September 4, 2010, the balance on our revolving line of credit was $10.3 million and our unused borrowing capacity was $3.6 million, or 28.6% of the calculated borrowing base.

     On August 26, 2010, subsequent to the end of the second quarter, we issued debt and equity to Steven Madden, Ltd., as investor. In connection with that arrangement, we sold to the investor a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing on August 31 of 2017, and the subordinated debenture matures on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steve Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our common stock on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.6 million after transaction and other costs. We are using the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.
     Based on our business plan for fiscal year 2010, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
     Nasdaq Listing
     As described in Note 3 to the financial statements and under “Part II — Item 1A. — Risk Factors.” our common stock has been delisted from the Nasdaq Stock Market because of our deficit in shareholders’ equity. Delisting could limit our ability to raise capital from the sale of securities.
     For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and call center sales (“Multi-Channel Sales”) as one store in calculating our comparable store sales.
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
     We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of July 31, 2010, we have not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 1,	July 31,	August 1,	July 31,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	70.4	72.5	71.1	73.9

Gross profit	29.6	27.5	28.9	26.1
Selling expense	22.9	22.2	22.5	22.4
General and administrative expense	9.3	9.0	9.5	8.8
Loss on disposal of property and equipment	—	—	0.4	0.1

Operating loss	(2.6)	(3.7)	(3.5)	(5.2)
Other income, net	0.1	—	0.1	—
Interest expense	(1.5)	(1.0)	(1.7)	(1.1)

Loss before income taxes	(4.0)	(4.7)	(5.1)	(6.3)
Provision for income taxes	—	0.1	—	0.1

Net loss	(4.0)%	(4.8)%	(5.1)%	(6.4)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	August 1,	July 31,	August 1,	July 31,
	2009	2010	2009	2010
Number of stores at beginning of period	239	239	239	238
Stores opened during period	2	—	3	2
Stores closed during period	(1)	(2)	(2)	(3)

Number of stores at end of period	240	237	240	237

Thirteen Weeks Ended July 31, 2010 Compared to Thirteen Weeks Ended August 1, 2009
     Net sales. Net sales decreased to $43.3 million for the thirteen weeks ended July 31, 2010 (second quarter 2010) from $43.7 million for the thirteen weeks ended August 1, 2009 (second quarter 2009), a decrease of $0.4 million, reflecting a weakness in demand for our sandal line. Our comparable store sales for the second quarter of 2010, including multi-channel sales, increased by 0.2% compared to a 0.7% increase in comparable store sales in the second quarter of 2009. Average unit selling prices decreased 2.2% while unit sales increased 1.3% compared to the second quarter of 2009. Our multi-channel sales increased 16.8% to $2.3 million.
     Gross profit. Gross profit decreased to $11.9 million in the second quarter of 2010 from $12.9 million in the second quarter of 2009, a decrease of $1.0 million or 7.7%. As a percentage of sales, gross profit decreased to 27.5% in the second quarter of 2010 from 29.6% in the second quarter of 2009. We attribute the decrease in gross profit to the following components: a decrease $0.9 million from reduced gross margin percentage, which reflected a weakness in demand for sandals, a decrease of $0.2 million from lower comparable store sales, partially offset by an increase of $0.1 million of incremental gross profit from new stores. Total markdown costs were $5.8 in the second quarter of 2010 compared to $5.5 in the second quarter of 2009.

     Selling expense. Selling expense decreased to $9.6 million in the second quarter of 2010 from $10.0 million in the second quarter of 2009, a decrease of $0.4 million or 3.8%, and decreased as a percentage of sales to 22.2% from 22.9%. This decrease was primarily the result of $0.2 million decrease in store payroll and $0.2 million in lower store depreciation expense.
     General and administrative expense. General and administrative expense decreased to $3.9 million in the second quarter of 2010 from $4.1 million in the second quarter of 2009, a decrease of $0.2 million or 3.8%, and decreased as a percentage of sales to 9.0% from 9.3%. The decrease was primarily the result of $0.1 million of lower group health insurance costs and $0.1 million of lower payroll costs.
     Interest expense. Interest expense decreased to $0.4 million in the second quarter of 2010 from $0.6 million in the second quarter of 2009.
     Net loss. We had a net loss of $2.1 million in the second quarter of 2010 compared to a net loss of $1.7 million in the second quarter of 2009.
Twenty-six Weeks Ended July 31, 2010 Compared to Twenty-six Weeks Ended August 1, 2009
     Net sales. Net sales decreased to $86.8 million for the twenty-six weeks ended July 31, 2010 (first half 2010) from $88.7 million for the twenty-six weeks ended August 1, 2009 (first half 2009), a decrease of $1.9 million or 2.1%, reflecting a weakness in demand for our sandal line. Our comparable store sales for the first half of 2010, including multi-channel sales, decreased by 0.7% compared to a 2.8% increase in comparable store sales in the first half of 2009. Average unit selling prices increased 0.1% and unit sales decreased 3.2% compared to the first half of 2009. Our multi-channel sales increased 4.6% to $5.0 million for the first half of 2010.
     Gross profit. Gross profit decreased to $22.7 million in the first half of 2010 from $25.6 million in the first half of 2009, a decrease of $2.9 million or 11.5%. As a percentage of sales, gross profit decreased to 26.1% in the first half of 2010 from 28.9% in the first half of 2009. We attribute the decrease in gross profit dollars to the following components: a decrease of $2.4 million from reduced gross margin percentage, a decrease of $0.7 million from lower comparable store sales, partially offset by an increase of $0.2 million from incremental gross profit from new stores. Total markdown costs were $12.2 million in the first half of 2010 compared to $11.1 million in the first half of 2009.
     Selling expense. Selling expense decreased to $19.4 million in the first half of 2010 from $20.0 million in the first half of 2009, a decrease of $0.6 million or 2.8%, and decreased as a percentage of sales to 22.4% from 22.5%. This decrease reflects a $0.3 million decrease in store depreciation expense, and a $0.3 million total decrease in store payroll.
     General and administrative expense. General and administrative expense decreased to $7.7 million in the first half of 2010 from $8.4 million in the first half of 2009, a decrease of $0.7 million or 8.4%, and a decrease as a percentage of sales to 8.8% from 9.5%.The decrease was primarily the result of $0.4 million of lower group health insurance costs, a $0.2 million decrease in stock based compensation and a $0.1 million decrease in depreciation expense.
     Interest expense. Interest expense decreased to $1.0 million in the first half of 2010 from $1.5 million in the first half of 2009, primarily as a result of the lower balance on the subordinated secured term loan in 2010.
     Net loss. We had a net loss of $5.5 million in the first half of 2010 compared to a net loss of $4.5 million in the first half of 2009.
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
     Our losses in the first half of fiscal year 2010 and recent years have had a significant negative impact on our financial position and liquidity. As of July 31, 2010, we had negative working capital of $13.2 million, unused borrowing capacity under our revolving credit facility of $1.1 million, and shareholders’ deficit of $3.2 million.
     Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year. Third quarter comparable store sales through September 4, 2010 are up 0.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued management of cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
      As of September 4, 2010, the balance on our subordinated secured term loan was $1.1 million, with monthly principal and interest payments due through January 1, 2011. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify certain financial covenants, including a minimum adjusted EBITDA covenant, in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.
     On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met, then the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of September 4, 2010, the balance on our revolving line of credit was $10.3 million and our unused borrowing capacity was $3.6 million or 28.6% of the calculated borrowing base.
     On August 26, 2010, subsequent to the end of the second quarter, we issued debt and equity to Steven Madden, Ltd. In connection with that arrangement, we sold to the investor a debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be repaid in four annual installments commencing on August 31, 2017, and the subordinated debenture matures on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our Company on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.6 million after transaction and other costs. We are using the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.
     Based on our business plan for fiscal year 2010, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of our revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing. Please see “Part II — Item 1A. — Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness” in our Quarterly Report on Form 10-Q for the period ended May 1, 2010.
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
     As described in Note 3 to the financial statements, our common stock has been delisted from the Nasdaq Stock Market. Our common stock has traded on the OTC Bulletin Board since June 18, 2010. Delisting could limit our ability to raise capital from the sale of securities. See “Part II — Item 1A. — Risk Factors — We were recently delisted from the Nasdaq Stock Market. Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing
     Our independent registered public accounting firm’s report issued in our most recent Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2009 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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
The following table summarizes certain key liquidity measurements as of the dates indicated:

	August 1, 2009	January 30, 2010	July 31, 2010
Cash	$152,733	$154,685	$149,905
Inventories	18,859,814	20,233,207	21,626,346
Total current assets	21,324,531	23,010,037	24,118,149
Property and equipment, net	30,426,035	24,757,395	22,029,961
Total assets	52,793,718	48,618,467	47,072,607
Revolving credit facility	8,412,972	10,531,687	9,553,095
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated secured term loan	3,718,774	2,785,112	1,550,049
Total current liabilities	36,738,894	37,294,558	37,309,598
Total shareholders’ equity (deficit)	6,536,723	2,140,153	(3,209,548)
Net working capital	(15,414,363)	(14,284,521)	(13,191,449)
Unused borrowing capacity*	896,903	1,928,913	1,054,189

*	as calculated under the terms of our revolving credit facility

Operating activities
     Cash provided by operating activities was $2.8 million in the first half of 2010 compared to $4.7 million in the first half of 2009. The most significant sources of cash provided by operating activities in the first half of 2010 primarily relate to a $6.2 million increase of accounts payable and accrued expenses, as we have been working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns, offset by a $1.4 million increase in inventory from levels at the beginning of fiscal year. The most significant sources of cash provided by operating activities in the first half of 2009 relate to a $2.4 million increase of accounts payable, accrued expenses and accrued liabilities, and a $2.1 million decrease in inventory from levels at the beginning of fiscal year.
     Inventories at July 31, 2010 were $1.4 million higher than at January 30, 2010, and $2.8 million, or 14.7%, higher than at August 31, 2009, reflecting an acceleration of fall merchandise receipts. Although we believe that at July 31, 2010, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.5 million in the first half of 2010 compared to $0.2 million for the first half of 2009. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     As of September 4, 2010, we have opened two new stores and closed three stores in fiscal year 2010. We currently anticipate that our capital expenditures in fiscal year 2010, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash used in financing activities was $2.4 million in the first half of 2010 compared to $4.4 million in cash used by financing activities for the first half of 2009. The principal uses of cash in the first half of 2010 were the repayments of $1.0 million on our revolving line of credit and $1.4 million of principal payments on the subordinated secured term loan. In the first half of fiscal year 2009, the principal uses of cash were the repayments of $3.1 million on our revolving line of credit and $1.4 million of principal payments on the subordinated secured term loan.
Revolving Credit Facility
     We have a $30 million senior secured revolving credit facility with Bank of America, N.A. On May 28, 2010, we amended our revolving credit agreement to extend the maturity of the credit facility from 2010 to May 28, 2013, modify the calculation of the borrowing base, add a new minimum availability or adjusted EBITDA interest coverage ratio covenant, add an obligation for the Company to extend the maturity of its subordinated convertible debentures by May 2012, add an early termination fee, and make other changes to the agreement. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the issuance of the subordinated debenture issued in August 2010 discussed below.
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
     Amounts borrowed under the credit facility are secured by substantially all of our assets. If contingencies related to early termination of the revolving credit facility were to occur, or if we request and receive an accommodation from the lender in connection with the facility, we may be required to pay additional fees. We may be required to pay an early termination fee of up to $150,000 in the event we terminate the facility before May 2012.
     The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with the our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, including the minimum availability or adjusted EBITDA interest coverage financial covenant or the obligation to extend the maturity of our subordinated convertible debentures (both as described above), or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the bank would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets.
     We had balances under our revolving credit facility of $9.6 million, $10.5 million and $8.4 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively. We had approximately $1.1 million, $1.9 million and $0.9 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of July 31, 2010, January 30, 2010, and August 1, 2009, respectively. During the first half of fiscal years 2010 and 2009, the highest outstanding balances on our revolving credit facility were $14.7 million and $14.1 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
Subordinated Secured Term Loan
     We have a subordinated secured term loan with Private Equity Management Group, Inc. (PEM) as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, pursuant to a Second Lien Credit Agreement dated February 4, 2008. The loan now matures on January 1, 2011. The loan is secured by substantially all of our assets. The loan is subordinate to our senior secured revolving credit facility with Bank of America, N.A., our senior lender, but it is senior to our $4 million in aggregate principal amount of subordinated convertible debentures due 2012 and our subordinated debenture issued August 2010.
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
On August 26, 2010, in connection with the issuance of the subordinated debentures, we entered into an amendment to the loan that adjusted the maturity date from February 1, 2011 to January 1, 2011.
Subordinated Convertible Debentures
     On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The subordinated convertible debentures are nonamortizing, bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. Investors included corporate directors Andrew N. Baur and Scott C. Schnuck, an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.
     The subordinated convertible debentures are convertible into shares of common stock at any time. The initial conversion price was $9.00 per share. The conversion price, and thus the number of shares into which the debentures are convertible, is subject to anti-dilution and other adjustments. If we distribute any assets (other than ordinary cash dividends), then generally each holder is entitled to receive a like amount of such distributed property. In the event of a merger, consolidation, sale of substantially all of our assets, or reclassification or compulsory share exchange, then upon any subsequent conversion each holder will have the right to either the same property as it would have otherwise been entitled or cash in an amount equal to 100% principal amount of the debenture, plus interest and any other amounts owed. The subordinated convertible debentures also contain a weighted average conversion price adjustment generally for future issuances, at prices less than the then current conversion price, of common stock or securities convertible into, or options to purchase, shares of common stock, excluding generally currently outstanding options, warrants or performance shares and any future issuances or deemed issuances pursuant to any properly authorized equity compensation plans. The subordinated convertible debentures contain limitations on the number of shares issuable pursuant to the subordinated convertible debentures regardless of how low the conversion price may be, including limitations generally requiring that the conversion price not be less than $8.10 per share for subordinated convertible debentures issued to advisory directors, corporate directors or the entity affiliated with Mr. Baur, that we do not issue common stock amounting to more than 19.99% of our common stock in the transaction or such that following conversion, the total number of shares beneficially owned by each holder does not exceed 19.999% of our common stock. These limitations may be removed with shareholder approval.
     As a result of the issuance of the 1,844,860 shares of our common stock in August 2010, the weighted average conversion price of the subordinated convertible debentures decreased from $8.31 to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates. The debentures are now convertible into a total of 518,299 shares of the Company’s common stock.
     The subordinated convertible debentures generally provide for customary events of default, which could result in acceleration of all amounts owed, including default in required payments, failure to pay when due, or the acceleration of other monetary obligations for indebtedness (broadly defined) in excess of $1 million (subject to certain exceptions), failure to observe or perform covenants or agreements contained in the transaction documents, including covenants relating to using the net proceeds, maintaining legal existence, prohibiting the sale of material assets outside of the ordinary course, prohibiting cash dividends and distributions, share repurchases, and certain payments to our officers and directors. We generally have the right, but not the obligation, to redeem the unpaid principal balance of the subordinated convertible debentures at any time prior to conversion if the closing price of our common stock (as adjusted for stock dividends, subdivisions or combinations) is equal to or above $16.00 per share for each of 20 consecutive trading days and certain other conditions are met. We have also agreed to provide certain piggyback and demand registration rights, until two years after the subordinated convertible debentures cease to be outstanding, to the holders under the Securities Act of 1933 relating to the shares of common stock issuable upon conversion of the subordinated convertible debentures. In April 2010, the debenture documents were amended to remove our de-listing from the Nasdaq Stock Market as an event of default.
Subordinated Debenture
     On August 26, 2010, we entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the Purchase Agreement, we sold to Steven Madden, Ltd. a debenture in the principal amount of $5,000,000 (the “subordinated debenture”). Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be repaid in four annual installments commencing on August 31, 2017, and the subordinated debenture matures on August 31, 2020. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the our common stock which are subject to a voting agreement in favor of Peter Edison, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.6 million after transaction and other costs.
     The transaction documents contain standstill provisions which generally prohibit Steven Madden, Ltd. from owning more than 19.999% of our outstanding shares of common stock or from engaging in certain transactions in our common stock for ten years, subject to certain conditions. Until the earlier of August 26, 2012 or the termination or departure of Peter A. Edison as our Chief Executive Officer, Steven Madden, Ltd. is generally prohibited from transferring the shares issued or the subordinated debenture.
     The subordinated debenture is subordinate to our other indebtedness, and is generally unsecured. We are required to offer to redeem the subordinated debenture at 101% of the outstanding principal amount in certain circumstances, including a change of control of the Company (as defined in the subordinated debenture), including the termination or departure of Peter A. Edison as our Chief Executive Officer for any reason.
     The subordinated debenture generally provides for customary events of default, including default in the payment of principal or interest or other required payments in favor of Steven Madden, Ltd., breach of representations, and specified events of bankruptcy or specified judgments against us. Upon the occurrence of an event of default under the subordinated debenture, Steven Madden, Ltd. would be entitled to acceleration of the debt (at between 102% and 100% of principal depending on when a default occurred) plus all accrued and unpaid interest, with the interest rate increasing to 13.0% per annum. We may prepay the debenture at any time, subject to prepayment penalties of between 1% and 2% of the principal amount over the first two years. We also granted certain demand and piggy-back registration rights in respect of the shares covering a period of ten years.
Off-Balance Sheet Arrangements
     At July 31, 2010, January 30, 2010, and August 1, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of July 31, 2010:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$6,458,182	$2,071,849	$4,386,333	$—	$—
Operating lease obligations (2)	124,508,751	24,334,788	43,509,938	33,418,913	23,245,112
Purchase obligations (3)	36,725,665	31,475,665	3,000,000	2,250,000	—

Total	$167,692,598	$57,882,302	$50,896,271	$35,668,913	$23,245,112

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated secured term loan.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order, minimum royalty payments and payment obligations relating to store construction and miscellaneous service contracts.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2010.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
     The following risk factor disclosure is in addition to the risk factor disclosure in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our Quarterly Report on Form 10-Q for the period ended May 1, 2010, previously filed with the SEC. Please see the information set forth under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” in our most recently filed Annual Report on Form 10-K and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
We were recently delisted from the Nasdaq Stock Market. Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing.
     We were recently delisted from the Nasdaq Stock Market. As a result, our common stock is not quoted on a national exchange and is currently traded on the OTC Bulletin Board. As compared to securities quoted on a national exchange, selling our common stock could be more difficult because smaller quantities of shares are likely be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. Also, our shareholders do not have the benefit of restrictions on dilution and other rules imposed by national exchanges, and we may engage in potentially dilutive transactions without complying with shareholder approval rules imposed by national exchanges. The trading volume of our common stock is relatively limited, which we expect to continue. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain adequate financing for the continuation of our operations.
The departure of members of our senior management team could adversely affect our business.
     The success of our business depends upon our senior management closely supervising all aspects of our business, in particular, the operation of our stores and the design, procurement and allocation of our merchandise. Retention of senior management is especially important in our business due to the limited availability of experienced and talented retail executives. If we were to lose the services of Peter Edison, our Chairman, Chief Executive Officer and President, or other members of our senior management, our business could be adversely affected if we were unable to employ a suitable replacement in a timely manner. In addition, if Peter Edison ceases to be the Company’s Chief Executive Officer for any reason, we would be required to offer to redeem our $5 million subordinated debenture due 2020 at 101% of the outstanding principal amount. Moreover, Steven Madden Ltd. currently holds approximately 19.99% of the company’s common stock subject to a voting agreement which requires the shares to be voted in the same manner as Peter Edison. If Peter Edison ceases to be CEO, the voting agreement terminates and the two year restrictions on transferability of the shares and the subordinated debenture terminate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended July 31, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: September 14, 2010

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

4.1
Debenture and Stock Purchase Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.2
Debenture issued by the Company to Steven Madden, Ltd. on August 26, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.3
Voting Agreement dated August 26, 2010 by and among the Company, Peter A. Edison, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.4
Registration Rights Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.5
Subordination Agreement dated August 26, 2010 by and among the Company, Bank of America, N.A., and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.6
Subordination Agreement dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for GVECR II 2007 E Trust dated December 17, 2007, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.7
Subordination Agreement dated August 26, 2010 by and among the Company, the holders of $4 million aggregate principal amount of the Company’s 9.5% Subordinated Convertible Debentures due June 30, 2012, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.8	Amendment Number 5 to Loan Documents dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein.

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

10.9
Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 28, 2010 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-50563)).

10.10	Waiver of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

10.11	Consent of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).