Form 10-Q
period 2010-10-30
BAKERS FOOTWEAR GROUP INC
filed 2010-12-14
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-50563
BAKERS FOOTWEAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0577980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2815 Scott Avenue,
St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 9,228,916 shares issued and outstanding as of December 4, 2010.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	October 31,	January 30,	October 30,
	2009	2010	2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,538	$154,685	$137,467
Accounts receivable	1,580,717	1,387,358	1,903,112
Inventories	23,335,432	20,233,207	27,477,487
Prepaid expenses and other current assets	978,128	1,234,787	965,404

Total current assets	26,058,815	23,010,037	30,483,470
Property and equipment, net	26,183,851	24,757,395	19,586,088
Other assets	934,700	851,035	1,098,792

Total assets	$53,177,366	$48,618,467	$51,168,350

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,558,384	$10,138,635	$16,292,855
Accrued expenses	8,348,935	7,320,595	8,640,830
Subordinated secured term loan	3,375,229	2,785,112	901,407
Subordinated convertible debentures	4,000,000	4,000,000	—
Sales tax payable	997,137	1,152,277	1,043,072
Deferred income	1,384,472	1,366,252	1,133,335
Revolving credit facility	16,693,755	10,531,687	17,495,501

Total current liabilities	47,357,912	37,294,558	45,507,000

Accrued rent liabilities	9,364,217	9,183,756	8,911,771
Subordinated convertible debentures	—	—	4,000,000
Subordinated debenture	—	—	4,000,000

Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,382,856 shares outstanding at October 31, 2009 and January 30, 2010 and 9,228,916 shares outstanding at October 30, 2010	738	738	923
Additional paid-in capital	39,184,879	39,279,600	40,349,781
Accumulated deficit	(42,730,380)	(37,140,185)	(51,601,125)

Total shareholders’ equity (deficit)	(3,544,763)	2,140,153	(11,250,421)

Total liabilities and shareholders’ equity (deficit)	$53,177,366	$48,618,467	$51,168,350

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010
Net sales	$39,042,191	$40,575,879	$127,739,083	$127,393,042
Cost of merchandise sold, occupancy, and buying expenses	32,275,828	34,225,698	95,354,173	98,373,653

Gross profit	6,766,363	6,350,181	32,384,910	29,019,389
Operating expenses:
Selling	9,655,891	9,570,751	29,640,515	29,000,060
General and administrative	3,872,358	3,831,426	12,270,014	11,524,740
Loss on disposal of property and equipment	3,460	7,172	297,891	67,449
Impairment of long-lived assets	2,762,273	1,415,979	2,762,273	1,415,979

Operating loss	(9,527,619)	(8,475,147)	(12,585,783)	(12,988,839)
Other income (expense):
Interest expense	(680,580)	(542,348)	(2,179,478)	(1,537,184)
Other, net	41,219	82,514	92,970	116,787

Loss before income taxes	(10,166,980)	(8,934,981)	(14,672,291)	(14,409,236)
Provision for income taxes	—	—	—	51,704

Net loss	$(10,166,980)	$(8,934,981)	$(14,672,291)	$(14,460,940)

Basic loss per share	$(1.38)	$(1.03)	$(2.01)	$(1.85)

Diluted loss per share	$(1.38)	$(1.03)	$(2.01)	$(1.85)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 30, 2010	7,382,856	$738	$39,279,600	$(37,140,185)	$2,140,153
Stock-based compensation expense	—	—	269,981	—	269,981
Issuance of common stock	1,844,860	184	799,816	—	800,000
Shares issued in connection with exercise of stock options	1,200	1	384	—	385
Net loss	—	—	—	(14,460,940)	(14,460,940)

Balance at October 30, 2010	9,228,916	$923	$40,349,781	$(51,601,125)	$(11,250,421)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31, 2009	October 30, 2010
Operating activities
Net loss	$(14,672,291)	$(14,460,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,021,487	4,389,813
Accretion of debt discount	391,280	178,795
Stock-based compensation expense	490,620	269,981
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	187,500	—
Loss on disposal of property and equipment	297,891	67,450
Impairment of long-lived assets	2,762,273	1,415,979
Changes in operating assets and liabilities:
Accounts receivable	(207,330)	(352,385)
Inventories	(2,359,080)	(7,244,280)
Prepaid expenses and other current assets	49,467	269,383
Other assets	127,707	(13,713)
Accounts payable	5,001,400	6,154,220
Accrued expenses and deferred income	303,709	978,113
Accrued rent liabilities	(410,612)	(271,985)

Net cash used in operating activities	(3,015,979)	(8,619,569)
Investing activities
Purchase of property and equipment	(331,746)	(852,334)
Proceeds from sale of property and equipment	27	3,282

Net cash used in investing activities	(331,719)	(849,052)
Financing activities
Net advances under revolving credit facility	5,210,893	6,963,814
Net proceeds from the issuance of subordinated secured term loan and common stock	—	4,549,704
Costs of issuing subordinated term loan and common stock	—	385
Principal payments on subordinated secured term loan	(1,833,333)	(2,062,500)

Net cash provided by financing activities	3,377,560	9,451,403

Net increase (decrease) in cash and cash equivalents	29,862	(17,218)
Cash and cash equivalents at beginning of period	134,676	154,685

Cash and cash equivalents at end of period	$164,538	$137,467

Supplemental disclosures of cash flow information
Cash paid for interest	$1,475,034	$1,048,992

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
     The Company’s losses in the first thirty-nine weeks of fiscal year 2010 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of October 30, 2010, the Company had negative working capital of $15.0 million, unused borrowing capacity under its revolving credit facility of $2.8 million, and shareholders’ deficit of $11.3 million.
     The Company’s business plan for the remainder of fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for the remainder of fiscal year 2010 reflects continued cash flow management, but does not indicate a return to profitability. The Company’s 2011 business plan, under which the Company expects to maintain adequate levels of liquidity for fiscal year 2011, reflects continued mid-single digit increases in comparable store sales and working with its vendors and landlords to arrange payment terms that are reflective of the Company’s seasonal cash flow patterns in order to manage availability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plans.
     On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. During the third quarter of fiscal year 2010, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company’s business plan for the remainder of 2010 and for 2011 also anticipates meeting the bank covenant on this basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity.

     On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the agreement, the Company sold a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing August 31, 2017, and the subordinated debenture matures on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to the Company’s other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the Company’s common stock, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, the Company received aggregate net proceeds of approximately $4.5 million after transaction and other costs.
     The Company allocated the net proceeds received in connection with the subordinated debenture and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. The Company is accreting the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company amortizes the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.
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
     Based on the Company’s business plans for fiscal years 2010 and 2011, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
3. Impairment of Long-Lived Assets

     The Company reviews long-lived assets to be “held and used” for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company recorded $1,415,979 and $2,762,273, respectively, in noncash charges to earnings related to the impairment of long-lived assets.
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
5. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated secured term loan, the subordinated convertible debentures and the subordinated debenture . Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $3,509,000, $1,900,000 and $2,814,000 (under the terms of the new minimum availability covenant discussed below as applicable) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of October 31, 2009, January 30, 2010, and October 30, 2010, respectively. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.
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
6. Subordinated Debenture
     On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the agreement, the Company sold a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing August 31, 2017, through the final maturity date on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to the Company’s other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the Company’s common stock, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, the Company received aggregate net proceeds of approximately $4.5 million after transaction and other costs.
     The Company allocated the net proceeds received in connection with the subordinated debenture and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 1,844,860 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a blockage discount based on the size of the issuance relative to average trading volume in the Company’s common stock and a discount to reflect that unregistered shares were issued and could not be sold on the open market. The fair value of the $5.0 million principal amount of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. The Company accretes the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company amortizes the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.
7. Subordinated Secured Term Loan
     Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan matures on January 3, 2011, and requires monthly payments of principal and interest at an interest rate of 15% per annum. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds to repay amounts owed under its revolving credit facility and for working capital purposes. The Loan is secured by substantially all of the Company’s assets and is subordinate to the Company’s revolving credit facility but has priority over the Company’s subordinated convertible debentures and the subordinated debenture issued subsequent to the end of the second quarter.
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

     Scheduled principal payments, net of debt discount applied on the effective interest method are $901,407 for the remainder of fiscal year 2010 subsequent to October 30, 2010. On August 26, 2010, in connection with the issuance of the subordinated debenture, the loan maturity date was changed to January 3, 2011 from February 1, 2011.
8. Subordinated Convertible Debentures
     On June 26, 2007, the Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. The Company received net proceeds of approximately $3.6 million. The subordinated convertible debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As disclosed in Notes 2 and 5, the amendment to the Company’s revolving credit facility requires that the Company amend the subordinated convertible debentures on or before May 1, 2012, to extend the maturity to a date beyond July 27, 2013; however, the Company has not yet entered into negotiations to obtain such amendment. As a result of the extension of the revolving credit agreement, the issuance of the subordinated debenture, and the Company’s projected ability to comply with its financial debt covenants, all as described in Note 2, the subordinated convertible debentures have been classified as a noncurrent liability as of October 30, 2010. The initial conversion price of the debentures was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations. The Company can redeem the unpaid principal balance of these debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
     These debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of shares of common stock, effective February 4, 2008, the weighted average conversion price of the debentures decreased from $9.00 to $8.64 and on May 9, 2008, the weighted average conversion price of the debentures decreased from $8.64 to $8.59. As a result of the issuance of shares on April 9, 2009, the weighted average conversion price of the debentures decreased from $8.59 to $8.31. Effective August 26, 2010, the conversion price of the debentures decreased from $8.31 to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates as a result of the issuance of the 1,844,860 shares and subordinated debenture discussed in Note 2.
     On February 1, 2009, the Company adopted updated FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. There was no significant financial impact to the Company as a result of adopting this guidance. Beginning February 1, 2009, the Company accounts separately for the fair value of the conversion feature of the subordinated convertible debentures. As of October 31, 2009, January 30, 2010, and October 30, 2010 the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.
9. Income Taxes
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
     The Company has concluded that the realizability of net deferred tax assets is unlikely and therefore maintains a valuation allowance against net deferred tax assets. As of October 30, 2010, the Company increased the valuation allowance to $21,880,603.

The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     As of October 30, 2010, the Company has approximately $32.9 million of net operating loss carryforwards that expire through 2022 available to offset future taxable income.
     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010
Current:
Federal	$(1,896,202)	$(1,739,470)	$(2,959,723)	$(3,085,410)
State and local	(439,318)	(399,418)	(674,481)	(643,147)

Total current	(2,335,520)	(2,138,888)	(3,634,204)	(3,728,557)

Deferred:
Federal	(1,320,839)	(1,089,568)	(1,679,324)	(1,469,185)
State and local	(240,153)	(198,103)	(305,332)	(267,124)

Total deferred	(1,560,992)	(1,287,671)	(1,984,656)	(1,736,309)

Valuation allowance	3,896,512	3,426,559	5,618,860	5,516,570

Total income tax expense	$—	$—	$—	$51,704

     The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010
Federal income tax at statutory rate	$(3,558,443)	$(3,127,243)	$(5,135,302)	$(5,043,233)
Impact of State NOL carryback refund restrictions	—	—	—	51,704
Impact of graduated Federal rates	101,670	89,350	146,723	144,092
State and local taxes, net of federal income taxes	(449,604)	(395,118)	(648,846)	(637,216)
Change in valuation allowance	3,896,512	3,426,558	5,618,860	5,516,570
Permanent differences	9,865	6,453	18,565	19,787

Total income tax expense	$—	$—	$—	$51,704

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	October 31, 2009	January 30, 2010	October 30, 2010
Deferred tax assets:
Net operating loss carryforward	$10,966,852	$8,894,200	$12,822,453
Vacation accrual	398,736	396,524	410,565
Inventory	1,386,641	989,396	1,419,073
Stock-based compensation	1,079,577	1,116,518	1,221,810
Accrued rent	3,652,044	3,581,665	3,475,591
Property and equipment	1,185,803	1,496,584	2,664,962

Total deferred tax assets	18,669,653	16,474,887	22,014,454

Deferred tax liabilities:
Prepaid expenses	154,787	111,467	133,851

Total deferred tax liabilities	154,787	111,467	133,851

Valuation allowance	(18,514,866)	(16,363,420)	(21,880,603)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of October 30, 2010, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
10. Stock-Based Compensation
     During the thirty-nine weeks ended October 30, 2010, the Company issued 227,000 nonqualified stock options with a weighted average exercise price of $2.50. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. In June 2009, the executive officers and members of the Company’s Board of Directors surrendered, for no current or future consideration, 224,073 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with ASC 718, the Company recognized $171,966 of non-cash stock-based compensation expense as a result of these surrenders.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended October 31, 2009 and October 30, 2010, are as follows:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31, 2009	October 30, 2010
Options granted	72,000	227,000
Weighted-average fair value of options granted	$0.33	$1.96
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.2%	2.8%
Expected volatility	54%	97%
Expected option life	6 years	6 years
     During the thirty-nine weeks ended October 30, 2010, the Company also issued 84,000 shares of restricted common stock and cancelled 7,000 previously issued shares of restricted stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.32.
11. Earnings (Loss) Per Share
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010
Numerator:
Net loss	$(10,166,980)	$(8,934,981)	$(14,672,291)	$(14,460,940)

Numerator for loss per share	(10,166,980)	(8,934,981)	(14,672,291)	(14,460,940)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(10,166,980)	$(8,934,981)	$(14,672,291)	$(14,460,940)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	7,382,856	8,701,813	7,309,830	7,822,982
Effect of dilutive securities
Stock purchase warrants	—	—	—	—
Convertible debentures	—	—	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,382,856	8,701,813	7,309,830	7,822,982

     The diluted earnings per share calculation for the thirteen weeks ended October 30, 2010 excludes 28,365 incremental shares related to outstanding stock options and 508,148 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended October 30, 2010 excludes 34,241 incremental shares related to outstanding stock options and 490,281 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended October 31, 2009 excludes 22,241 incremental shares related to outstanding stock options and 481,348 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirty-nine weeks ended October 31, 2009 excludes 16,750 incremental shares related to outstanding stock options and 477,440 incremental shares underlying convertible debentures because they are antidilutive.
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

	October 31, 2009
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$164,538	$164,538
Revolving credit facility	16,693,755	16,693,755
Subordinated secured term loan	3,375,229	3,369,606
Subordinated convertible debentures	4,000,000	2,466,896

	January 30, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$154,685	$154,685
Revolving credit facility	10,531,687	10,531,687
Subordinated secured term loan	2,785,112	2,811,386
Subordinated convertible debentures	4,000,000	2,578,638

	October 30, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$137,467	$137,467
Revolving credit facility	17,495,501	17,495,501
Subordinated debenture	4,000,000	4,000,000
Subordinated secured term loan	901,407	901,407
Subordinated convertible debentures	4,000,000	3,017,069
     The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated secured term loan and the subordinated convertible debentures and the subordinated debenture have been estimated based on current rates available to the Company for similar debt of the same maturity.

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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 30, 2010, we operated 236 stores, including 220 Bakers stores and 16 Wild Pair stores located in 35 states.
     During the first thirty-nine weeks of 2010, our net sales decreased 0.3% compared to the first thirty-nine weeks of 2009, reflecting unfavorable response to our sandal assortment in the Spring, partially offset by a 3.9% increase in net sales in the third quarter resulting from strength in dress and boot sales in the fall. Comparable store sales in the first thirty-nine weeks of 2010 increased 1.3%, compared to an increase of 0.2% in the first thirty-nine weeks of last year. Gross profit percentage decreased to 22.8% of sales in the first thirty-nine weeks of 2010 compared to 25.4% in the first thirty-nine weeks of 2009 due to increased markdown activity during the year. We ended the first thirty-nine weeks of 2010 with inventory up 17.8% from a year ago in connection with the launch of H by Halston ™ and Wild Pair ™ lines. Our selling expenses decreased 2.2% and our general and administrative expenses decreased 6.1%. We recognized noncash impairment expense of $1.4 million compared to $2.8 million last year. Our net loss was $14.5 million for the first thirty nine weeks of 2010, compared to a net loss of $14.7 million in the first thirty nine weeks of 2009. Comparable store sales for the fourth quarter of 2010, through December 4, have increased 6.6%.
     We incurred net losses of $9.1 million and $15.0 million in fiscal years 2009 and 2008. These losses have had a significant negative impact on our financial position and liquidity. As of October 30, 2010, we had negative working capital of $15.0 million, unused borrowing capacity under our revolving credit facility of $2.8 million, and a shareholders’ deficit of $11.3 million.
     Our business plan for fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year. Fourth quarter comparable store sales through December 4, 2010 are up 6.6%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued management of cash flow, but does not indicate a return to profitability. Our 2011 business plan, under which we expect to maintain adequate levels of liquidity for fiscal year 2011, reflects continued mid-single digit increases in comparable store sales and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
Debt Agreements
On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. During the third quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2010 and for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of December 4, 2010, the balance on our revolving line of credit was $18.8 million and our unused borrowing capacity in excess of the covenant minimum was $1.5 million.
     On August 26, 2010, we issued debt and equity to Steven Madden, Ltd., as investor. In connection with that arrangement, we sold to the investor a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing on August 31, 2017, through the final maturity date of August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steve Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our common stock on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.5 million after transaction and other costs. We are using the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.
     Based on our business plan for fiscal years 2010 and 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
     During the thirty-nine weeks ended October 30, 2010, we recorded $1.4 million in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other assets at certain underperforming stores. We recognized impairment expense of $2.8 million during the thirty-nine weeks ended October 31, 2009.
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
     We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of October 30, 2010, we have not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	October 31,	October 30,	October 31,	October 30,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	82.7	84.4	74.6	77.2

Gross profit	17.3	15.6	25.4	22.8
Selling expense	24.7	23.6	23.2	22.8
General and administrative expense	9.9	9.4	9.6	9.0
Loss on disposal of property and equipment	—	—	0.2	0.1
Impairment of long-lived assets	7.1	3.5	2.1	1.1

Operating loss	(24.4)	(20.9)	(9.9)	(10.2)
Other income, net	0.1	0.2	0.1	0.1
Interest expense	(1.7)	(1.3)	(1.7)	(1.2)

Loss before income taxes	(26.0)	(22.0)	(11.5)	(11.3)
Provision for income taxes	—	—	—	—

Net loss	(26.0)%	(22.0)%	(11.5)%	(11.3)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Thirty-	Thirty-
	Weeks	Weeks	nine Weeks	nine Weeks
	Ended	Ended	Ended	Ended
	October 31,	October 30,	October 31,	October 30,
	2009	2010	2009	2010
Number of stores at beginning of period	240	237	239	238
Stores opened during period	1	2	4	4
Stores closed during period	—	(3)	(2)	(6)

Number of stores at end of period	241	236	241	236

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009
     Net sales. Net sales increased to $40.6 million for the thirteen weeks ended October 30, 2010 (third quarter 2010) from $39.0 million for the thirteen weeks ended October 31, 2009 (third quarter 2009), an increase of $1.6 million or 3.9%. This increase reflected strong demand for dress shoes and casual boots. Our comparable store sales for the third quarter of 2010 increased by 5.9% compared to a 5.1% decrease in comparable store sales in the third quarter of 2009. Average unit selling prices increased 9.3% while unit sales decreased 4.1% compared to the third quarter of 2009. Our multi-channel sales increased 19.5% to $2.6 million.
     Gross profit. Gross profit decreased to $6.4 million in the third quarter of 2010 from $6.8 million in the third quarter of 2009, a decrease of $0.4 million or 6.2%. As a percentage of sales, gross profit decreased to 15.7% in the third quarter of 2010 from 17.3% in the third quarter of 2009. The decrease in gross profit percentage results from higher costs and higher inventory levels in connection with the launch of H by Halston ™ and Wild Pair ™ lines. We attribute the decrease in gross profit dollars to the following components: a decrease of $0.6 million from reduced gross margin percentage, a decrease of $0.1 million from net store closures, partially offset by comparable store sales increase of $0.3 million. Total markdown costs increased to $9.1 million in the third quarter of 2010 from $8.0 million in the third quarter of 2009.
     Selling expense. Selling expense decreased to $9.6 million in the third quarter of 2010 from $9.7 million in the third quarter of 2009, a decrease of $0.1 million or 0.9%, and decreased as a percentage of sales to 23.6% from 24.7%.
     General and administrative expense. General and administrative expense decreased to $3.8 million in the third quarter of 2010 from $3.9 million in the third quarter of 2009, a decrease of $0.1 million or 1.1%, and decreased as a percentage of sales to 9.4% from 9.9%.
     Impairment of long-lived assets. Based on the criteria in ASC 360, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the third quarter of 2010, we recognized $1.4 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores compared to $2.8 million in the third quarter of 2009.
     Interest expense. Interest expense decreased to $0.5 million in the third quarter of 2010 from $0.7 million in the third quarter of 2009.
     Net loss. Net loss decreased to $8.9 million in the third quarter of 2010 compared to a net loss of $10.2 million in the third quarter of 2009.
Thirty-nine Weeks Ended October 30, 2010 Compared to Thirty-nine Weeks Ended October 31, 2009
     Net sales. Net sales decreased to $127.4 million for the thirty-nine weeks ended October 30, 2010 from $127.7 million for the thirty-nine weeks ended October 31, 2009, a decrease of $0.3 million or 0.3%, reflecting unfavorable response to our sandal assortment in the Spring, partially offset by a 3.9% increase in net sales in the third quarter resulting from strength in dress and boot sales in the fall. Our comparable store sales for the first thirty-nine weeks of 2010 increased by 1.3% compared to a 0.2% decrease in comparable store sales in the first thirty-nine weeks of 2009. Average unit selling prices increased 2.8% and unit sales decreased 2.1% compared to the first thirty-nine weeks of 2009. Our multi-channel sales increased 9.3% to $7.6 million for the first three quarters of 2010.
     Gross profit. Gross profit decreased to $29.0 million in 2010 from $32.4 million in 2009, a decrease of $3.4 million or 10.4%. As a percentage of sales, gross profit decreased to 22.8% in 2010 from 25.4% in 2009. The decrease in gross profit is primarily attributable to weak demand for our spring offerings and higher inventory levels, collectively resulting in higher markdown activity. We attribute the decrease in gross profit dollars to the following components: a decrease $3.1 million from reduced gross margin percentage, a decrease of $0.5 million from net store closures, partially offset by a $0.2 million increase in margins from our comparable store sales increase. Total markdown costs increased to $21.2 million in the first thirty-nine weeks of 2010 from $19.1 million in the first thirty-nine weeks of 2009.
     Selling expense. Selling expense decreased to $29.0 million in 2010 from $29.6 million in 2009, a decrease of $0.6 million or 2.2%, and decreased as a percentage of sales to 22.8% from 23.2%. This decrease primarily reflects a $0.5 million in lower store depreciation, $0.2 million decrease in store payroll expenses, $0.1 million decrease in repairs and maintenance due to a reduction in store count, partially offset by $0.2 million increase in store supplies.
     General and administrative expense. General and administrative expense decreased to $11.5 million in 2010 from $12.3 million in 2009, a decrease of $0.8 million or 6.1% and decreased as a percentage of sales to 9.0% from 9.6%. This decrease primarily reflects $0.3 million of lower group health insurance costs, $0.3 million decrease in professional fees and $0.2 million in lower depreciation.
     Impairment of long-lived assets. During the first three quarters of 2010, we recognized $1.4 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized $2.8 million of impairment expense in the first three quarters of 2009.
     Interest expense. Interest expense decreased to $1.5 million in 2010 from $2.2 million in 2009.
     Net loss. We had a net loss of $14.5 million in the first three quarters of 2010 compared to a net loss of $14.7 million in the first three quarters of 2009.
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
     Our losses in the first three quarters of fiscal year 2010 and recent years have had a significant negative impact on our financial position and liquidity. As of October 30, 2010, we had negative working capital of $15.0 million, unused borrowing capacity under our revolving credit facility of $2.8 million, and shareholders’ deficit of $11.3 million.
     Our business plan for the remainder fiscal year 2010 is based on mid-single digit increases in comparable store sales for the remainder of the year. Fourth quarter comparable store sales through December 4, 2010 are up 6.6%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2010. The business plan reflects continued focus on inventory management and on timely promotional activity. The plan also includes continued control over selling, general and administrative expenses. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2010 reflects continued management of cash flow, but does not indicate a return to profitability. Our 2011 business plan, under which we expect to maintain adequate levels of liquidity for fiscal year 2011, reflects continued mid-single digit increases in comparable store sales and working with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plans.
     As of December 4, 2010, the balance on our subordinated secured term loan was $0.5 million, with a final principal and interest payment due January 3, 2011. We have amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify certain financial covenants, including a minimum adjusted EBITDA covenant, in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.
     On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met, then the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. During the third quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2010 and for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of December 4, 2010, the balance on our revolving line of credit was $18.8 million and our unused borrowing capacity was $1.5 million or 25.2% of the calculated borrowing base.
     On August 26, 2010, we issued debt and equity to Steven Madden, Ltd. In connection with that arrangement, we sold to the investor a debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be repaid in four annual installments commencing on August 31, 2017, through the final maturity date on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our Company on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.6 million after transaction and other costs. We are using the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.
     Based on our business plan for fiscal years 2010 and 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of our revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing. Please see “Part II — Item 1A. — Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness” in our Quarterly Report on Form 10-Q for the period ended May 1, 2010.
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
     As described in Note 4 to the financial statements, our common stock has been delisted from the Nasdaq Stock Market. Our common stock has traded on the OTC Bulletin Board since June 18, 2010. Delisting could limit our ability to raise capital from the sale of securities. See “Part II — Item 1A. — Risk Factors — We were recently delisted from the Nasdaq Stock Market. Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing” in our Quarterly Report on Form 10-Q for the period ended July 31, 2010.
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
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	October 31, 2009	January 30, 2010	October 30, 2010
Cash	$164,538	$154,685	$137,467
Inventories	23,335,432	20,233,207	27,477,487
Total current assets	26,058,815	23,010,037	30,483,470
Property and equipment, net	26,183,851	24,757,395	19,586,088
Total assets	53,177,366	48,618,467	51,168,350
Revolving credit facility	16,693,755	10,531,687	17,495,501
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated debenture	—	—	4,000,000
Subordinated secured term loan	3,375,229	2,785,112	901,407
Total current liabilities	47,357,912	37,294,558	45,507,000
Total shareholders’ equity (deficit)	(3,544,763)	2,140,153	(11,250,421)
Net working capital (deficit)	(21,299,097)	(14,284,521)	(15,023,530)
Unused borrowing capacity*	3,508,600	1,928,913	2,813,626

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $8.6 million in the first three quarters of 2010 compared to cash used in operating activities of $3.0 million in the first three quarters of 2009. Other than our net loss of $14.5 million, the most significant use of cash in operating activities in the first three quarters of 2010 relates to a $7.2 million increase in inventory partially offset by significant noncash expenses ($4.4 million of depreciation, $1.4 million of impairment expense, $0.3 million of stock-based compensation expense and $0.2 million of accretion of debt discount) and a $6.9 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.
     Besides our net loss of $14.7 million in the first three quarters of 2009, the most significant use of cash in operating activities in the first three quarters of 2009 relates to a $2.4 million increase in inventory partially offset by significant noncash expenses ($5.0 million of depreciation, $2.8 million of impairment expense, $0.5 million of stock-based compensation expense and $0.4 million of accretion of debt discount) and a $4.9 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.
     Inventories at October 30, 2010 increased $4.1 million, or 17.8%, over inventories at October 31, 2009. The increased inventory levels reflect the fall launch of our H by Halston ™ and our Wild Pair ™ lines, acceleration of merchandise receipts, and incremental inventory to support our increased comparative store sales. Although we believe that at October 30, 2010, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.
Investing activities
     Cash used in investing activities was $0.8 million in the first three quarters of 2010 compared to $0.3 million for the first three quarters of 2009. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of December 4, 2010, we have opened four new stores and closed six stores in fiscal year 2010. We currently anticipate that our capital expenditures in fiscal year 2010, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.0 million.
Financing activities
     Cash provided by financing activities was $9.5 million in the first three quarters of 2010 compared to $3.4 million for the first three quarters of 2009. The principal source of cash from financing activities in the first three quarters of 2010 were the net draws of $7.0 million on our revolving line of credit, $4.5 million aggregate net proceeds from the issuance of common stock and the subordinated debenture, partially offset by $2.1 million of principal payments on the subordinated secured term loan. The principal sources of cash from financing activities in the first three quarters of 2009 were the net draws of $5.2 million on our revolving line of credit offset by $1.8 million of principal payments on the subordinated secured term loan.
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
     We had balances under our revolving credit facility of $17.5 million, $10.5 million and $16.7 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively. We had approximately $2.8 million, $1.9 million and $3.5 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of October 30, 2010, January 30, 2010, and October 31, 2009, respectively. During the first thirty-nine weeks of fiscal years 2010 and 2009, the highest outstanding balances on our revolving credit facility were $17.5 million and $16.9 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
Subordinated Secured Term Loan
     We have a subordinated secured term loan with Private Equity Management Group, Inc. (PEM) as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, pursuant to a Second Lien Credit Agreement dated February 4, 2008. The loan now matures on January 3, 2011. The loan is secured by substantially all of our assets. The loan is subordinate to our senior secured revolving credit facility with Bank of America, N.A., our senior lender, but it is senior to our $4 million in aggregate principal amount of subordinated convertible debentures due 2012 and our subordinated debenture issued in August 2010.
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
     On August 26, 2010, in connection with the issuance of the subordinated debentures, we entered into an amendment to the loan that adjusted the maturity date from February 1, 2011 to January 3, 2011.
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
Subordinated Debenture

     On August 26, 2010, we entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the Purchase Agreement, we sold to Steven Madden, Ltd. a debenture in the principal amount of $5,000,000 (the “subordinated debenture”). Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be repaid in four annual installments commencing on August 31, 2017, through the final maturity on August 31, 2020. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the our common stock which are subject to a voting agreement in favor of Peter Edison, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.6 million after transaction and other costs.
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
Off-Balance Sheet Arrangements
     At October 30, 2010, January 30, 2010, and October 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 30, 2010:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$15,395,744	$1,930,244	$5,486,333	$1,100,000	$6,879,167
Operating lease obligations (2)	118,297,309	24,027,652	42,399,809	31,963,379	19,906,469
Purchase obligations (3)	13,972,194	9,097,194	3,000,000	1,875,000	—

Total	$147,665,247	$35,055,090	$50,886,142	$34,938,379	$26,785,636

(1)	Includes principal and interest payments on our subordinated convertible debentures, subordinated debenture, and our subordinated secured term loan.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order, minimum royalty payments and payment obligations relating to store construction and miscellaneous service contracts.

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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2010.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year 2009 and in our Quarterly Reports on Form 10-Q for the quarters ended May 1, 2010 and July 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the thirteen weeks ended October 30, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.
Date: December 14, 2010

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Debenture and Stock Purchase Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.2	Debenture issued by the Company to Steven Madden, Ltd. on August 26, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.3	Voting Agreement dated August 26, 2010 by and among the Company, Peter A. Edison, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.4	Registration Rights Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.5	Subordination Agreement dated August 26, 2010 by and among the Company, Bank of America, N.A., and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.6	Subordination Agreement dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for GVECR II 2007 E Trust dated December 17, 2007, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.7	Subordination Agreement dated August 26, 2010 by and among the Company, the holders of $4 million aggregate principal amount of the Company’s 9.5% Subordinated Convertible Debentures due June 30, 2012, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

4.8	Amendment Number 5 to Loan Documents dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein. (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 000-50563)).

10.1	Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.2	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.3	Waiver and consent agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.4	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

Exhibit No.	Description
10.5	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

10.6	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

10.7	Third Amendment to Second Amended and Restated Loan and Security Agreement dated April 9, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

10.8	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated September 8, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).

10.9	Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 28, 2010 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-50563)).

10.10	Waiver of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

10.11	Consent of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 11 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).