Form 10-K
period 2011-01-29
BAKERS FOOTWEAR GROUP INC
filed 2011-04-29
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
Title of each class:
None
Name of each exchange on which registered:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $0.55 for the shares on the OTC Bulletin Board) was approximately $1,795,776, as of July 31, 2010. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 16, 2011 there were 9,295,916 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2010 fiscal year (the “2011 Proxy Statement”) are incorporated by reference in Part III.

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

As of January 29, 2011, we operated a total of 232 stores, including 16 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of young women between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 16, 2011, we operated 231 stores, including 16 Wild Pair stores.

Our fiscal year is the standard retail calendar, which closes on the Saturday closest to January 31. In this Annual Report on Form 10-K, we refer to the fiscal years ended February 3, 2007, February 2, 2008, January 31, 2009, January 30, 2010, and January 29, 2011 as “fiscal year 2006,” “fiscal year 2007,” “fiscal year 2008,” “fiscal year 2009,” and “fiscal year 2010” respectively. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Recent Developments

During fiscal 2010, our net sales increased 0.1% compared to the prior year, reflecting strong demand for dress shoes and casual boots in the fall months, partially offset by weakness in demand for our sandal line in spring and summer. Comparable store sales in fiscal 2010 increased 1.7%. Gross profit percentage decreased to 26.7% of sales compared to 28.8% in the prior year, reflecting increased costs related to the launch of H by Halston and increased promotional activity. We ended the year with inventory up 28.1% from a year ago in connection with increased in-transit Spring inventory. We recognized noncash impairment expense of $1.4 million compared to $2.8 million last year.

We incurred net losses of $9.3 million and $9.1 million in fiscal years 2010 and 2009, but achieved increases in comparable store sales of 1.7% and 1.3% in fiscal years 2010 and 2009, respectively. Fiscal year 2010 marked our third consecutive year of comparable store sales increases. Our losses in fiscal years after 2005 have had a significant negative impact on our financial position and liquidity. As of January 29, 2011, we had negative working capital of $8.7 million, unused borrowing capacity under our revolving credit facility of $3.1 million, and a shareholders’ deficit of $6.0 million.

In the fall of fiscal year 2010, we launched our exclusive H by Halston brand in all of our Bakers stores. We were pleased with our customers’ initial response, with sales in excess of $6.0 million. In February 2011, we introduced our exclusive Wild Pair line in our Bakers stores. In fiscal year 2010, we generally sold our Wild Pair brand in our Wild Pair stores and such sales were approximately $9.5 million. During fiscal year 2011, we expect significant sales of both our H by Halston and our Wild Pair brands. In our business plan for fiscal year 2011 discussed below, we anticipate that our H by Halston sales in fiscal year 2011 will be in the range of $20.0 million to $30.0 million and our Wild Pair sales will be in the range of $15.0 to $25.0 million. Such sales are expected to be partially incremental to existing sales. Moreover, as these represent new product launches, our sales estimates are subject to considerable variability.

Our business plan for fiscal year 2011 is based on mid-single digit increases in comparable store sales. Through April 23, 2011, comparable store sales have increased 10.1%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet the adjusted EBITDA covenant for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. During the third quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 23, 2011, the balance on our revolving line of credit was $15.4 million and our unused borrowing capacity in excess of the covenant minimum was $1.2 million.

On August 26, 2010, we issued debt and equity to Steven Madden, Ltd., as investor. In connection with that arrangement, we sold to the investor a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing on August 31, 2017, through the final maturity date of August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steve Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our common stock on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.5 million after transaction and other costs. We used the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.

In January 2011, we repaid in full our subordinated secured term loan with Private Equity Management Group, Inc. (PEM). The loan was originally entered into in February 2008 with an initial principal balance of $7.5 million. We had balances under the loan of $2.8 million and $4.8 million as of January 30, 2010 and January 31, 2009, with the loan providing for 36 monthly installments of principal and interest at an interest rate of 15% per annum. Originally the loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) each fiscal quarter. We amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.

Based on our business plan for fiscal year 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.

We continue to face considerable liquidity constraints. Although we believe the business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.” herein.

For additional information on our loan arrangements, please see “- Liquidity and Capital Resources” herein and “Item 1. Business — Risk Factors — Our operations could be constrained by our ability to obtain funds under and terms of our revolving credit facility” and “Item 1. Business - Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.” herein.

Trading of our common stock was suspended on June 18, 2010 for failure to meet the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b), and has not traded on Nasdaq since that time. On August 27, 2010, the delisting became effective. The Company’s common stock has traded on the OTC Bulletin Board since June 18, 2010 under the symbol “BKRS.OB.” Please see “Item 1. Business — Risk Factors — We were recently delisted from the Nasdaq Stock Market. Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing.”

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2010 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild

Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004 we had our initial public offering.

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

Improving Comparable Store Sales

We strive to improve our comparable stores sales by focusing on our exclusive brands, H by Halston and Wild Pair, in our Bakers stores to provide further differentiation in our offerings and focusing on increasing customer loyalty and broadening our customer reach. We also plan to continue to expand our multi-channel sales presence.

•	We attempt to keep our product mix fresh and on target by constantly testing new fashions and actively monitoring sell-through rates in our stores. Our team of footwear retailers, in-house designers and merchants use their industry experience, relationships with agents and branded footwear producers, and their participation in industry trade shows to analyze, interpret and translate fashion trends affecting young women into the footwear and accessory styles they desire. To complement the introduction of new merchandise, we view the majority of our styles as “core” fashion styles that carry over for multiple seasons. Our merchants make subtle changes to these styles each season to keep them fresh, while reducing our fashion risk exposure.

•	We employ a test and react strategy that constantly updates our product mix while managing inventory risk. This strategy is supported by our relationships with manufacturers, which allow our merchandising and buying teams to negotiate short lead-times, enabling us to test new styles and react relatively quickly to fashion trends and keep fast-moving inventory in stock.

•	We also seek to improve comparable store sales increases through branded and private label accessories. Accessories accounted for 12.9% of merchandise sales in fiscal year 2010 and we believe that there is significant potential to expand our accessory sales and margins.

•	Our stores sell national branded footwear and accessories because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 9.8% of our net shoe sales for fiscal year 2010 consisted of branded footwear.

•	For fiscal year 2010, our multi-channel sales were $11.7 million, a 9.5% increase over fiscal year 2009. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store and our social media efforts increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

New Store Strategy

We have limited our store expansion plans until our liquidity improves. Over the long-term, we believe that there are substantial opportunities of us to grow our business.

We opened four stores in fiscal year 2010, four stores in fiscal year 2009 and two stores in fiscal year 2008. We project to open two new stores in fiscal year 2011. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations and have identified 200 additional locations for potential new stores.

Construction costs for new stores currently average approximately $360,000. In connection with opening a new store, we typically receive a construction allowance from the landlord, which can range from $25,000 to over $100,000.

Product Development and Merchandising

Our merchants analyze, interpret and translate current and emerging lifestyle trends into footwear and accessories for our customers. Our merchants and senior management use various methods to monitor changes in culture and fashion. Our buyers travel to major domestic and international markets, such as New York, London and Milan, to gain an understanding of fashion trends. Our merchants and senior management are also in China on a consistent basis to monitor changes in sourcing, manufacturing, pricing, and product development. We attend major footwear trade shows and analyze various information services which provide broad themes on the direction of fashion and color for upcoming seasons. We also monitor current music, television, movie and magazine themes as they relate to clothing and footwear styles.

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

Private Label.

Our private label merchandise, which comprised approximately 90.2% of our net shoe sales in fiscal year 2010, is generally sold under the Bakers label as well as H by Halstontm and Wild Pairtm. The retail prices of our Bakers label footwear generally range from $39 to $89 with most offerings in the $59 to $79 range. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise. The retail prices for our H by Halston and Wild Pair label footwear are generally higher than for our Bakers label.

To produce our private label footwear, we generally begin with a concept that our buying teams have discovered during their travels or that is brought to us by one of our commissioned buying agents. Working with our agents, we develop a prototype shoe, which we refer to as a sample. We control the process by focusing on key color, fabric and pattern selections, and collaborate with our buying agents to establish production deadlines. Once our buyers have approved the sample, our buying agents arrange for the purchase of necessary materials and contract with factories to manufacture the footwear to our specifications.

We establish manufacturing deadlines in order to ensure a consistent flow of inventory into the stores, emphasizing relatively short lead times. Depending upon where the shoes are produced and where the materials are sourced, we can have shoes delivered to our stores in four to 17 weeks. For more information, please see “— Sourcing and Distribution.”

Our success depends upon our customers’ perception of new and fresh merchandise. We manage our markdown exposure by re-interpreting our core product. Approximately 10-15% of our private label mix is core product, which we define as styles that carry over for multiple seasons. Our buyers make changes to core products which include colors, fabrications and modified styling to create renewed interest among our customers. We also have relationships with some producers of national brands that, from time to time, produce comparable versions of their branded footwear under our private label brands.

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

H by Halston.

On January 25, 2010, we entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, we have the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. The first H by Halston shoes were delivered in May 2010 and our first significant product rollout of the H by Halston line of footwear began in September 2010. We were pleased with our customers’ initial response, with fiscal year 2010 sales in excess of $6.0 million. Our intention is to increase our H by Halston sales and use H by Halston as a new platform for developing and selling moderate priced designer footwear for young women. We believe our H by Halston license can add tremendous value to Bakers with our vendors, employees and customers. It is part of a long-term trend in retailing where retailers own a captive piece of a design label. We pay royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly.

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our national branded shoe sales comprised approximately 9.8% of our net shoe sales for fiscal year 2010. We believe that national branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Jessica Simpson®, BCBGirls®, Guess Sport®, Rocawear®, Blowfish®, Playboy®, Big Buddha®, and Baby Phat®. We believe offering nationally recognized brands are a key element to attracting appearance conscious young women. National branded merchandise generally sells at a higher price point than our private label merchandise but at a lower gross margin percentage, still generating greater gross profit dollars per pair and leveraging our operating costs.

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

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2008-2010:

	Fiscal Year
Category	2008	2009	2010

Private Label Footwear(1)	72.8%	75.4%	78.6%
National Branded Footwear	15.5%	12.5%	8.5%
Accessories	11.7%	12.1%	12.9%

Total	100.0%	100.0%	100.0%

(1)	Private Label includes “Bakers,” “Wild Pair” and “H by Halston.”

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

Our buyers typically order merchandise 30 to 120 days in advance of anticipated delivery. This strategy allows us to react to both the positive and negative trends and customer preferences identified through our information systems and other tracking procedures. Through this purchasing strategy, we can take advantage of positive trends by quickly replenishing our inventory of popular products. This strategy can also reduce our exposure to risk because we are less likely to be overstocked with less desirable items.

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

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of January 29, 2011, six of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications.

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

Following is a list of our stores by state as of January 29, 2011:

	No.
	Stores

Alabama	1
Arizona	2
Arkansas	2
California	38
Colorado	2
Connecticut	5
Delaware	1
Florida	18
Georgia	12
Idaho	1
Illinois	17
Indiana	2
Kansas	2
Kentucky	1
Louisiana	5
Maryland	7
Massachusetts	7
Michigan	9
Missouri	6
Nevada	3
New Hampshire	1
New Jersey	13
New Mexico	1
New York	21
North Carolina	4
Ohio	6
Oklahoma	2
Pennsylvania	6
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	22
Virginia	8
Wisconsin	2

Total Stores	232	*
Total States	34

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of January 29, 2011, we operated 216 Bakers stores and 16 Wild Pair stores. As of April 23, 2011, we operated 231 stores including 16 Wild Pair stores. Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for faster fashion minded young women with our target customer between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, environment within our Wild Pair stores. Wild Pair stores carry a higher proportion of national branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair store formats:

	Bakers	Wild Pair

Target customer	Women — ages 16-35	Women — ages 17-29
Private label sales	87% — 90%	40% — 45%
National branded sales	10% — 13%	55% — 60%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Approximate average store size	2,300 square feet	2,100 square feet

Store Operations.

Our store operations are organized into three divisions, east, midwest/central, and west, which are subdivided into 20 regions. Each region is managed by a regional manager, who is typically responsible for 10 to 18 stores. Each store is typically staffed with a manager, assistant manager and floor supervisor, in addition to approximately five part-time sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

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

Employees

As of April 23, 2011, we employed approximately 545 full-time and 1,943 part-time employees with approximately 158 of our employees at our corporate offices and warehouse, and 2,230 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately six years remaining. We also lease an approximately 138,000 square foot warehouse in St. Louis with a remaining lease term of approximately five years.

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

These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our ability to comply with the covenants and restrictions under our lending arrangements;

•	our susceptibility to operating losses;

•	our ability to maintain adequate liquidity to operate our business as desired;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	the limited trading of our common stock and our ability to obtain financing;

•	our ability to retain members of our senior management team;

•	our expectations regarding future financial results or performance;

•	the execution of our business strategy;

•	the effect of a substantial portion of our stock ownership being concentrated among a relatively small number of shareholders;

•	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

Risk Factors

Our failure to identify and respond to changing consumer fashion preferences in a timely manner would negatively impact our sales, profitability, liquidity and our image as a fashion resource for our customers.

The footwear industry is subject to rapidly changing consumer fashion preferences. Our sales, net income and liquidity are sensitive to these changing preferences, which can be rapid and dramatic. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. We continually market new styles of footwear, but demand for and market acceptances of these new styles are uncertain. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories, lower gross profits and negatively impact our financial liquidity. Conversely, if we fail to anticipate consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories. For example, in prior years our product offerings did not adequately reflect changes in consumer fashion trends, primarily sandals in the spring and for boots in the fall, which negatively impacted sales and profitability. See “Item 6. Selected Financial Data.”

If we cannot maintain generally positive sales trends, we could fail to maintain a liquidity position adequate to support our ongoing operations.

Our ability to maintain and ultimately improve our liquidity position is highly dependent on sustaining the positive sales trends that began in June 2008 and have continued through April 2011. Our comparable store sales for the last three quarters of fiscal year 2008 increased 4.7% and our comparable store sales for fiscal years 2009 and 2010 increased 1.3% and 1.7%, respectively. Through the first 12 weeks of fiscal year 2011 comparable stores sales increased 10.1%. Our comparable store sales for fiscal year 2006 and fiscal year 2007 decreased 7.1% and 12.3%, respectively. Our net losses in recent years have negatively impacted our liquidity and financial position. As of January 29, 2011, we had negative working capital of $8.7 million, unused borrowing capacity under our revolving credit facility of $3.1 million, and a shareholders’ deficit of $6.0 million. If positive sales trends do not continue, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity, or take additional cost cutting measures. Any future financing would be subject to our financial results, market conditions and the consent of our lenders. We may not be able to obtain additional financing or we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.

Our revolving credit facility contains a financial covenant that requires us to maintain a minimum ratio of adjusted EBITDA to interest expense (both as defined in the agreement) calculated monthly on a rolling twelve month basis and includes other financial and customary covenants which, among other things require us to maintain a minimum availability, restrict our business activities and our ability to incur debt, make acquisitions, pay dividends, and repurchase our stock. A change in control of our Company, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited. We are also required to extend the maturity of our subordinated convertible debentures to a date beyond the maturity of the revolving credit facility. We may also meet the minimum adjusted EBITDA covenant by maintaining unused availability greater than 20% on a daily basis, instead of maintaining the ratio of our adjusted EBITDA to our interest expense of no less than 1.0:1.0. We failed to meet the covenant in June and July of 2010, which violation was waived by the bank. There is no assurance that we can obtain any further required waivers.

There is no assurance that we will be able to comply with our covenants. In light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA interest coverage ratio covenant. In the event that we were to violate any of the covenants in our credit facility, or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

For more information about our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements during our year. Draws on our credit facility are limited by both an overall limit of $30 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $30 million overall limit. As of January 29, 2011, we had an outstanding balance on our credit facility of $10.4 million and unused borrowing capacity, calculated in accordance with the agreement, of $3.1 million. As of April 23, 2011, we had an outstanding balance of $15.4 million and unused borrowing capacity of $1.2 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

The report issued by our independent registered public accounting firm on our fiscal year 2010 financial statements contains language expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended January 29, 2011, states that our recent losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary if we cease to function as a going concern. See Note 2 to our financial statements. This audit report could adversely affect our relationships with our landlords, our suppliers, our ability to raise additional capital and to execute our business plan, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we cease to function as a going concern you may lose your investment in the Company.

The departure of members of our senior management team could adversely affect our business.

The success of our business depends upon our senior management closely supervising all aspects of our business, in particular, the operation of our stores and the design, procurement and allocation of our merchandise. Retention of senior management is especially important in our business due to the limited availability of experienced and talented retail executives. If we were to lose the services of Peter Edison, our Chairman, Chief Executive Officer and President, or other members of our senior management, our business could be adversely affected if we were unable to employ a suitable replacement in a timely manner. In addition, if Peter Edison ceases to be the Company’s Chief Executive Officer for any reason, we would be required to offer to redeem our $5 million debenture due 2020 at 101% of the outstanding principal amount. Moreover, Steven Madden Ltd. currently holds approximately 19.99% of the company’s common stock subject to a voting agreement which requires the shares to be voted in the same manner as Peter Edison. If Peter Edison ceases to be CEO, the voting agreement terminates and the two year restrictions on transferability of the shares and the debenture terminate.

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

We were recently delisted from the Nasdaq Stock Market. As a result, our common stock is not quoted on a national exchange and is currently quoted on the OTC Bulletin Board. There is no assurance that our common stock will ever be listed again on a national securities exchange. As compared to securities quoted on a national exchange, selling our common stock could be more difficult because smaller quantities of shares are likely be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. We believe market makers will continue to quote our common stock on the OTC Bulletin Board, but this is out of our direct control and we can give no assurance that our stock will remain so quoted. Also, our shareholders do not have the benefit of restrictions on dilution and other rules imposed by national exchanges, and we may engage in potentially dilutive transactions without complying with shareholder approval rules imposed by national exchanges. The trading volume of our common stock is relatively limited, which we expect to continue. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain adequate capital or financing for the continuation of our operations.

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

For fiscal year 2010, five buying agents/private label vendors accounted for approximately 50% of our merchandise purchases, with one private label vendor accounting for approximately 17% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

The value of the United States dollar has declined relative to the Chinese yuan since our initial public offering in 2004. Although our inventory purchase transactions are denominated in United States dollars which eliminates exchange rate risks on established contracts, the decline in the value of the United States dollar has resulted in increases in the costs of our Chinese sourced products. In the event of a further decline in the United States dollar or economy, it may not be possible for us to increase or maintain an increase in our average selling prices sufficient to fully or partially reflect these cost increases. To the extent that we are unable to offset such cost increases there would be a negative impact on our gross margins.

Our reliance on manufacturers in China exposes us to supply risks.

Manufacturing facilities in China produce a significant portion of our products. Generally, a substantial majority of our private label footwear units are manufactured in China and virtually all of our private label accessories are manufactured in China each year. The Chinese economy is subject to periodic energy and labor shortages, as well as transportation and shipping bottlenecks. In prior years, there have been delays at ports on the West Coast of the United States. These matters, changes in the Chinese government or economy, or the current tariff or duty structures or adoption by the United States of trade policies or sanctions adverse to China, could harm our ability to obtain inventory in a timely and cost effective manner.

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

The market price of our common stock could decline as a result of market sales by our shareholders or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted on the OTC Bulletin Board, which is not a national securities exchange, under the symbol “BKRS.OB” since June 18, 2010. Prior to that the common stock was quoted on the Nasdaq Capital Market under the symbol “BKRS” since September 2009 and on the Nasdaq Global Market from February 5, 2004 to September 2009. Prior to this time, there was no public market for the Company’s common stock. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the OTC Bulletin Board was $1.05 per share on April 21, 2011. As of April 21, 2011, we estimate that there were approximately 36 holders of record and approximately 1,100 beneficial owners of the Company’s common stock. Please see “Item 1. Business — Risk Factors — We were recently delisted from the Nasdaq Stock Market. Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing.”

The following table summarizes the range of high and low sales prices on Nasdaq and the high and low prices on the OTC Bulletin Board for the Company’s common stock during fiscal years 2009 and 2010, as applicable. The quotations on the OTC Bulleting Board may reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2009 and 2010.

	High	Low

2009
First quarter (ended May 2, 2009)	$1.47	$0.17
Second quarter (ended August 1, 2009)	1.20	0.63
Third quarter (ended October 31, 2009)	0.98	0.68
Fourth quarter (ended January 30, 2010)	1.75	0.55
2010
First quarter (ended May 1, 2010)	$3.55	$0.95
Second quarter (ended July 31, 2010)	2.80	0.55
Third quarter (ended October 30, 2010)	1.10	0.55
Fourth quarter (ended January 29, 2011)	1.49	0.80

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

During fiscal year 2010, the Company did not repurchase any Company securities.

Item 6.	Selected Financial Data.

The following table summarizes certain selected financial data for each of the five fiscal years in the period ended January 29, 2011 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 29, 2011 are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(1)
		February 2,	January 31,		January 29,
	February 3,	2008	2009	January 30,	2011
	2007(2)	(3)(4)(5)(6)	(5)(7)(8)	2010(5)(8)	(5)(8)(9)

Net sales	$204,753,062	$186,279,987	$183,661,789	$185,368,696	$185,625,844
Gross profit	62,202,028	47,461,122	50,551,662	53,368,600	49,571,907
Loss before income taxes	(2,452,971)	(16,965,898)	(14,910,754)	(9,082,096)	(9,479,199)
Provision for (benefit from) income taxes(6)	(909,860)	691,367	84,847	—	(187,462)

Net loss	$(1,543,111)	$(17,657,265)	$(14,995,601)	$(9,082,096)	$(9,291,737)

Net loss per common share	$(0.24)	$(2.70)	$(2.13)	$(1.24)	$(1.14)

Total assets	$83,158,859	$67,558,951	$58,508,192	$48,618,467	$48,005,687

Long-term debt and capital lease obligations, less current portion	$57,863	$4,000,000	$—	$—	$8,123,327

(1)	Because of the changes in the number of stores for each period, our operating results for each period and future periods may not be comparable in some significant respects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation and discussion of certain store openings and closings by period. We currently have no plans to pay dividends. See the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” which is incorporated herein by reference.

(2)	We base our fiscal year on a 52/53 week period. The fiscal year ended February 3, 2007 was a 53-week period. For more information regarding our fiscal year, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year.”

(3)	During fiscal year 2007, we completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. we received net proceeds of $3,578,752.

(4)	During fiscal year 2007, we entered into an agreement to terminate a long-term below market operating lease, in exchange for an immediate $5,050,000 cash payment and the right to continue occupying the space through January 8, 2009. We recognized a net gain of $4,700,000 from this transaction in fiscal year 2007.

(5)	During fiscal years 2007, 2008, 2009 and 2010, we recognized $3,131,169, $2,609,589, $2,762,273 and $1,415,979, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(6)	During fiscal year 2007, our pretax losses exceeded our operating loss carryback potential. Therefore, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of February 2, 2008, the valuation allowance was $7,186,389, resulting in a net provision for income tax expense of $691,367 for fiscal year 2007. As of January 31, 2009, January 30, 2010 and January 29, 2011, the valuation allowance had increased to $12,896,006, $16,363,420 and $19,742,497, respectively.

(7)	During fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock.

(8)	In fiscal years 2008 and 2009, the entire balance of the subordinated secured term loan and the subordinated convertible debentures was classified as a current liability because of our potential inability to comply with certain financial covenants contained in the subordinated secured term loan. With the repayment of the subordinated secured term loan at the end of fiscal year 2010, the classification of the subordinated convertible debentures has been returned to non-current liabilities.

(9)	In fiscal year 2010 we obtained net proceeds of $4.5 million from the entry into a $5 million subordinated debenture and the issuance of 1,844,860 shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of January 29, 2011, we operated 232 stores, including the 16 store Wild Pair chain that targets women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 23, 2011 we operated 231 stores, including 16 Wild Pair stores.

During fiscal 2010, our net sales increased 0.1% compared to the prior year, reflecting strong demand for dress shoes and casual boots in the fall months, partially offset by weakness in demand for our sandal line in spring and summer. Comparable store sales in fiscal 2010 increased 1.7%. Gross profit percentage decreased to 26.7% of sales compared to 28.8% in the prior year, reflecting increased costs related to the launch of H by Halston and increased promotional activity. We ended the year with inventory up 28.1% from a year ago in connection with increased in-transit Spring inventory. We recognized noncash impairment expense of $1.4 million compared to $2.8 million last year.

In the fall of fiscal year 2010, we launched our exclusive H by Halston brand in all of our Bakers stores. We were pleased with our customers’ initial response, with sales in excess of $6.0 million. In February 2011, we introduced our exclusive Wild Pair line in our Bakers stores. In fiscal year 2010, we generally sold our Wild Pair brand in our Wild Pair stores and such sales were approximately $9.5 million. During fiscal year 2011, we expect significant sales of both our H by Halston and our Wild Pair brands. In our business plan for fiscal year 2011 discussed below, we anticipate that our H by Halston sales in fiscal year 2011 will be in the range of $20.0 million to $30.0 million and our Wild Pair sales will be in the range of $15.0 to $25.0 million. Such sales are expected to be partially incremental to existing sales. Moreover, as these represent new product launches, our sales estimates are subject to considerable variability.

We incurred net losses of $9.3 million and $9.1 million in fiscal years 2010 and 2009, We achieved increases in comparable store sales of 1.7% and 1.3% in fiscal years 2010 and 2009, respectively. Fiscal year 2010 marked our third consecutive year of comparable store sales increases. Our losses since 2005 have had a significant negative impact on our financial position and liquidity. As of January 29, 2011, we had negative working capital of $8.7 million, unused borrowing capacity under our revolving credit facility of $3.1 million, and shareholders’ deficit of $6.0 million.

Our business plan for fiscal year 2011 is based on mid-single digit increases in comparable store sales. Through April 23, 2011, comparable store sales have increased 10.1%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

Debt Agreements

On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. During the third quarter and fourth quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 23, 2011, the balance on our revolving line of credit was 15.4 million and our unused borrowing capacity in excess of the covenant minimum was $1.2 million.

On August 26, 2010, we issued debt and equity to Steven Madden, Ltd., as investor. In connection with that arrangement, we sold to the investor a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing on August 31, 2017, through the final maturity date of August 31, 2020. The subordinated debenture is generally unsecured and subordinate to our other indebtedness. As additional consideration, Steve Madden, Ltd. also received 1,844,860 shares of our common stock, representing a 19.99% interest in our common stock on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.5 million after transaction and other costs. We used the net proceeds for working capital purposes. We received consents from all of our other debt holders to enter into the transaction.

In January 2011, we repaid in full our subordinated secured term loan with Private Equity Management Group, Inc. (PEM). The loan was originally entered into in February 2008 with an initial principal balance of $7.5 million. We had balances under the loan of $2.8 million and $4.8 million as of January 30, 2010 and January 31, 2009, with the loan providing for 36 monthly installments of principal and interest at an interest rate of 15% per annum. Originally the loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) each fiscal quarter. We amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.

Based on our business plan for fiscal year 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.

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

As described in Note 3 to the financial statements and under “Part II — Item 1A. — Risk Factors.” our common stock has been delisted from the Nasdaq Stock Market because of our deficit in shareholders’ equity. Delisting could limit our ability to raise capital from the sale of securities. Our stock currently is quoted on the OTC Bulletin Board.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2010 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

We operate on a 52 — 53 week fiscal year. Fiscal years 2010, 2009 and 2008 were 52 week periods. For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales (“Multi-Channel Sales”) as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2010 compare the fifty-two week period ended January 29, 2011 to the fifty-two week period ended January 30, 2010. Comparable store sales for fiscal year 2009 compare the fifty-two week period ended January 30, 2010 to the fifty-two week period ended January 31, 2009.

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

Store closing and impairment charges

Long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the years ended January 31, 2009, January 30, 2010 and January 29, 2011, we recorded $2,609,588, $2,762,273, and $1,415,979, respectively, in noncash charges to earnings related to the impairment of long-lived assets.

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

During fiscal year 2009, we granted 84,000 shares of restricted stock under our 2005 Incentive Compensation Plan. During fiscal years 2008, 2009, and 2010 we granted 310,500, 72,000 and 227,000 stock options, respectively, under our 2003 Stock Option Plan.

As of January 29, 2011, the total unrecognized compensation cost related to non vested stock-based compensation is $611,489, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

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

Based on our analyses during fiscal year 2009 and fiscal year 2010, we concluded that the realizability of net deferred tax assets was unlikely, and maintained a full valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 29, 2011, we recorded a tax benefit of $187, 462 as a result of a carryback of losses against previous federal tax payments. We did not record any unrecognized tax benefits as of January 30, 2010. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Fiscal Year

Our fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 29, 2011 (fiscal year 2010), January 30, 2010 (fiscal year 2009) and January 31, 2009 (fiscal year 2008) are 52 week periods.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	72.5	71.2	73.3

Gross profit	27.5	28.8	26.7
Selling expense	23.0	22.0	21.8
General and administrative expense	9.4	8.6	8.2
Loss on disposal of property and equipment	0.2	0.2	—
Impairment of long-lived assets	1.4	1.5	0.8

Operating loss	(6.5)	(3.5)	(4.1)
Other income, net	0.1	0.1	0.1
Interest expense	(1.8)	(1.5)	(1.1)
Provision for (benefit from) income taxes	—	—	(0.1)

Net loss	(8.2)%	(4.9)%	(5.0)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Number of stores at beginning of period	249	239	238
Stores opened or acquired during period	2	4	4
Stores closed during period	(12)	(5)	(10)

Number of stores at end of period	239	238	232

Fiscal Year Ended January 29, 2011 Compared to Fiscal Year Ended January 30, 2010

Net sales.  Net sales were $185.6 million in fiscal year 2010, up from $185.4 million for fiscal year 2009, an increase of $0.2 million or 0.1%. Comparable store sales in fiscal year 2010 increased 1.7% compared to a 1.3% increase in fiscal year 2009. Sales reflected strong demand for dress shoes and casual boots during the fall months, partially offset by weakness in demand for our sandal line in the spring and summer. Average unit selling prices increased 1.1% reflecting slightly higher price points compared to fiscal year 2009. Unit sales volume decreased 0.6%. Our multi-channel sales increased 9.5% to $11.7 million in fiscal year 2010.

Gross profit.  Gross profit decreased to $49.6 million in fiscal year 2010 from $53.4 million in fiscal year 2009, a decrease of $3.8 million or 7.1%. As a percentage of sales, gross profit decreased to 26.7% in fiscal year 2010 from 28.8% in fiscal year 2009, due to increased promotional activity and costs related to the roll out of the H by Halston line. Principal components of the decrease in gross margin dollars in fiscal year 2010 are a $3.7 million decrease from reduced gross margin percentage, a $0.5 million decrease from net store closures, partially offset by a $0.4 million increase in margins from our comparable store sales increase. Total markdown costs increased to $28.4 million in fiscal year 2010 compared to $26.0 million in fiscal year 2009.

Selling expense.  Selling expense decreased to $40.4 million in fiscal year 2010 from $40.8 million in fiscal year 2009, a decrease of $0.4 million or 1.1%. The decrease was primarily the result of a $0.6 million decrease in store depreciation expense, a $0.2 million decrease in store payroll expenses, partially offset by a $0.4 million increase in advertising costs.

General and administrative expense.  General and administrative expense decreased to $15.3 million in fiscal year 2010 from $15.9 million in fiscal year 2009, a decrease of $0.6 million or 4.2%. As a percentage of sales, general and administrative expense decreased to 8.2% from 8.6% in fiscal year 2009. The decrease was primarily the result of $0.3 million of lower group health insurance costs, and $0.3 million decrease of professional fees.

Gain/loss on disposal of property and equipment.  Loss on disposal of property and equipment was $0.1 million in fiscal year 2010 compared to $0.3 million in fiscal year 2009.

Impairment of long-lived assets.  During fiscal year 2010 we recognized $1.4 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. Impairment expense in fiscal year 2009 was $2.8 million.

Interest expense.  Interest expense decreased to $2.1 million in fiscal year 2010 from $2.7 million in fiscal year 2009, primarily as a result of the lower balance on the subordinated secured term loan which was paid off in fiscal year 2010.

Income tax expense.  We recognized an income tax benefit of $0.2 million for fiscal year 2010 as a result of a carryback of losses against previous federal tax payments. We did not recognize an income tax expense in fiscal year 2009.

Net loss.  We had a net loss of $9.3 million in fiscal year 2010 compared to net loss of $9.1 million in fiscal year 2009.

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

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 31, 2009(1)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Net sales	$43,537,503	$43,568,099	$41,075,064	$55,481,123
Gross profit	11,249,973	12,879,165	8,996,887	17,425,637
Operating expenses	15,319,099	14,236,601	16,623,909	16,148,228
Operating income (loss)	(4,069,126)	(1,357,436)	(7,627,022)	1,277,409

	Fiscal Year Ended January 30, 2010(1)
	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Net sales	$44,976,621	$43,720,271	$39,042,191	$57,629,613
Gross profit	12,696,440	12,922,107	6,766,363	20,983,690
Operating expenses	14,600,044	14,076,667	16,293,982	14,853,036
Operating income (loss)	(1,903,604)	(1,154,560)	(9,527,619)	6,130,654

	Fiscal Year Ended January 29, 2011(1)
	Thirteen	Thirteen	Thirteen Weeks	Thirteen Weeks
	Weeks Ended	Weeks Ended	Ended	Ended
	May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011

Net sales	$43,524,036	$43,293,127	$40,575,879	$58,232,802
Gross profit	10,736,296	11,932,912	6,350,181	20,552,518
Operating expenses	13,646,509	13,536,391	14,825,328	15,095,604
Operating income (loss)	(2,910,213)	(1,603,479)	(8,475,147)	5,456,914

(1)	During the third quarters of fiscal year 2008, 2009 and 2010 we recognized $2,609,588, $2,762,273, and $1,415,979, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

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

We incurred net losses of $9.3 million and $9.1 million in fiscal years 2010 and 2009. We achieved increases in comparable store sales of 1.7% and 1.3% in fiscal years 2010 and 2009, respectively. Our losses since 2005 have had a significant negative impact on our financial position and liquidity. As of January 29, 2011, we had negative working capital of $8.7 million, unused borrowing capacity under our revolving credit facility of $3.1 million, and shareholders’ deficit of $6.0 million.

Our business plan for fiscal year 2011 is based on mid-single digit increases in comparable store sales. Through April 23, 2011, comparable store sales have increased 10.1%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.

Debt Agreements

On May 28, 2010, we amended our revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for us to extend the maturity of our subordinated convertible debentures, and made other changes to the agreement. We incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. During the third quarter and fourth quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 23, 2011, the balance on our revolving line of credit was $15.4 million and our unused borrowing capacity in excess of the covenant minimum was $1.2 million.

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

Based on our business plan for fiscal year 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.

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

For additional information on our loan arrangements, please see “Item 1. Business — Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 1. Business — Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.” herein.

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2010 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	January 30,	January 29,
	2010	2011

Cash	$154,685	$146,263
Inventories	20,233,207	25,911,508
Total current assets	23,010,037	28,513,463
Property and equipment, net	24,757,395	18,405,166
Total assets	48,618,467	48,005,687
Accounts Payable	10,138,635	16,009,847
Revolving credit facility	10,531,687	10,449,299
Subordinated convertible debentures	4,000,000	4,000,000
Subordinated debenture	—	4,123,327
Subordinated secured term loan	2,785,112	—
Total current liabilities	37,294,558	37,211,199
Total shareholders’ equity (deficit)	2,140,153	(5,987,111)
Net working capital (deficit)(1)	(14,284,521)	(8,707,737)
Unused borrowing capacity(2)	1,928,913	3,060,582

(1)	Subordinated convertible debentures were reclassified from short-term liabilities at January 30, 2010 to long-term liabilities at January 29, 2011.

(2)	As calculated under the terms of our revolving credit facility.

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2010, through the end of our third quarter, cash used in operating activities was $8.6 million compared to cash used in operating activities of $0.5 million for the entire fiscal year. For fiscal year 2009, through the end of our third quarter, cash used in operating activities was $3.0 million compared to cash provided by operating activities of $3.9 million for the entire fiscal year.

Cash used in operating activities was $0.5 million in fiscal year 2010 compared to cash provided by operating activities of $3.9 million in fiscal year 2009. The net loss in fiscal year 2010 of $9.3 million included significant non-cash items such as depreciation expense of $5.7 million, impairment expense of $1.4 million, stock-based compensation expense of $0.4 million and accretion of debt discount of $0.2 million. There was a $5.7 million increase in inventory and a $6.3 million increase of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2009, reflecting incremental in transit inventory and related payables at the end of fiscal year 2010. We continue to work with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.

Our inventories at January 29, 2011 increased to $25.9 million from $20.2 million at January 30, 2010. Our increased inventory level at year end reflect the early receipt of spring goods as well as the introduction of our exclusive brands, H by Halston and Wild Pair, in our Bakers stores. We believe that at January 29, 2011, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2009, cash provided by operating activities increased significantly to $3.9 million in fiscal year 2009 compared to cash used in operating activities of $4.0 million in fiscal year 2008 as a result of the reduction in our net loss and working capital management. The net loss in fiscal year 2009 of $9.1 million included significant non-cash items such as depreciation expense of $6.5 million, impairment expense of $2.8 million, and stock-based compensation expense of $0.6 million. There was a $0.7 million decrease in inventory and a $1.4 million increase of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2008.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 29, 2011, our lease payment obligations under these leases totaled approximately $24.3 million for fiscal year 2011, and an aggregate of approximately $113.1 million through 2020.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Investing activities

In fiscal year 2010, cash used in investing activities was $1.0 million compared to cash used in investing activities of $0.4 million in fiscal year 2009 and $0.9 million in fiscal year 2008. During each year, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

We currently anticipate that our capital expenditures in fiscal year 2011, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.7 million. We anticipate being able to fund this level of store expansion from internally generated cash flow.

Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of April 23, 2011, we have not opened any new stores in fiscal year 2011.

Financing activities

In fiscal year 2010, net cash provided by financing activities was $1.5 million compared to net cash used in financing activities of $3.5 million in fiscal year 2009 and net cash provided by financing activities of $4.9 million in fiscal year 2008. The principal source of cash from financing activities in fiscal year 2010 was the $4.5 million aggregate net proceeds from the issuance of common stock and the subordinated debenture, partially offset by $3.0 million of principal payments on the subordinated secured term loan. The principal uses of cash in financing activities in fiscal year 2009 was the repayment of $2.5 million on the subordinated secured term loan and net repayments on our revolving line of credit of approximately $1.0 million. The principal source of cash from financing activities in fiscal year 2008 was the net proceeds of approximately $6.7 million from the entry into the subordinated term loan and related issuance of 350,000 shares of common stock and net draws of $0.3 million on our revolving line of credit.

Revolving Credit Facility

We have a $30 million senior secured revolving credit facility with Bank of America, N.A. On May 28, 2010, we amended our revolving credit agreement to extend the maturity of the credit facility from the end of fiscal year 2010 to May 28, 2013, modify the calculation of the borrowing base, add a new minimum availability or adjusted EBITDA interest coverage ratio covenant, add an obligation for the Company to extend the maturity of its subordinated convertible debentures by May 2012, add an early termination fee, and make other changes to the agreement. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July

2010; however, this covenant violation was waived by the bank in connection with the issuance of the subordinated debenture issued in August 2010 discussed below.

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

The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, including the minimum availability or adjusted EBITDA interest coverage financial covenant or the obligation to extend the maturity of our subordinated convertible debentures (both as described above), or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the bank would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of January 29, 2011 and expect to remain in compliance throughout fiscal year 2010 based on the expected execution of our business plan.

We had balances under our revolving credit facility of $10.4 million and $10.5 million as of January 29, 2011 and January 30, 2010, respectively. We had approximately $3.1 million and $1.9 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of January 29, 2011 and January 30, 2010, respectively. During the fiscal years 2010 and 2009, the highest outstanding balances on our revolving credit facility were $20.1 million and $21.0 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures. As of April 23, 2011, we had outstanding balances on our revolving credit facility of $15.4 million and unused borrowing capacity of $1.2 million.

Subordinated Convertible Debentures

On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The subordinated convertible debentures are nonamortizing, bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. The amendment to our revolving credit facility, discussed above, requires that we amend the subordinated convertible debentures on or before May 1, 2012, to extend the maturity to a date beyond July 27, 2013; however, we have not yet obtained such amendment. Investors included corporate director Scott C. Schnuck, former corporate director Andrew N. Baur and an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.

The subordinated convertible debentures are convertible into shares of common stock at any time. The initial conversion price was $9.00 per share. The conversion price, and thus the number of shares into which the debentures are convertible, is subject to anti-dilution and other adjustments. If we distribute any assets (other than ordinary cash dividends), then generally each holder is entitled to receive a like amount of such distributed property. In the event of a merger, consolidation, sale of substantially all of our assets, or reclassification or compulsory share exchange, then upon any subsequent conversion each holder will have the right to either the same property as it would have otherwise been entitled or cash in an amount equal to 100% principal amount of the debenture, plus interest and any other amounts owed. The subordinated convertible debentures also contain a weighted average conversion price adjustment generally for future issuances, at prices less than the then current conversion price, of common stock or securities convertible into, or options to purchase, shares of common stock, excluding generally currently outstanding options, warrants or performance shares and any future issuances or deemed issuances pursuant to any properly authorized equity compensation plans. The subordinated convertible debentures contain limitations on the number of shares issuable pursuant to the subordinated convertible debentures regardless of how low the conversion price may be, including limitations generally requiring that the conversion price not be less than $8.10 per share for subordinated convertible debentures issued to advisory directors, corporate directors or the entity that was affiliated with Mr. Baur, that we do not issue common stock amounting to more than 19.99% of our common stock in the transaction or such that following conversion, the total number of shares beneficially owned by each holder does not exceed 19.999% of our common stock. These limitations may be removed with shareholder approval.

As a result of the issuance of shares to Steve Madden, Ltd. and the issuance of shares to PEM (both discussed below), the weighted average conversion price of the subordinated convertible debentures decreased from $8.31 to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates. The debentures are now convertible into a total of 518,299 shares of the Company’s common stock.

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

Subordinated Debenture

On August 26, 2010, we entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the agreement, we sold to Steven Madden, Ltd. a debenture in the principal amount of $5,000,000 (the “subordinated debenture”). Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be repaid in four annual installments commencing on August 31, 2017, through the final maturity on August 31, 2020. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the our common stock which are subject to a voting agreement in favor of Peter Edison, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, we received aggregate net proceeds of $4.5 million after transaction and other costs.

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

Subordinated Secured Term Loan

We had a subordinated secured term loan with Private Equity Management Group, Inc. (PEM) as arranger and administrative agent on behalf of the lender, and an affiliate of PEM, as the lender, originally entered into in February 2008. The loan matured and was repaid in January 2011. We had balances under the loan of $2.8 million and $4.8 million as of January 30, 2010 and January 31, 2009,respectively, with the loan providing for 36 monthly installments of principal and interest at an interest rate of 15% per annum.

The loan agreement contained customary and other financial covenants and representations and warranties, including a covenant limiting capital expenditures to $1 million per year. Moreover, originally the loan agreement contained financial covenants requiring us to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) each fiscal quarter. We amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan. As consideration for the initial loan and the May 2008 amendment thereto, PEM received 400,000 shares of our common stock, an advisory fee of $300,000 and PEM’s costs and expenses. As consideration for the April 2009 and September 2009 amendments, we paid fees totaling $265,000 and issued an additional 250,000 shares of our common stock. We did not pay any fees in connection with the March 2010 amendment. We also entered into a registration rights agreement with PEM, which has now lapsed.

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2011:

	Payments Due in Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$14,069,056	$935,278	$5,292,111	$1,100,000	$6,741,667
Operating lease obligations(2)	113,089,551	24,272,384	41,511,070	30,731,849	16,574,248
Purchase obligations(3)	28,784,919	24,284,919	3,000,000	1,500,000	—

Total	$155,943,526	$49,492,581	$49,803,181	$33,331,849	$23,315,915

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At January 29, 2011 and January 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of January 29, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2011 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2011 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 1, 2011 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position

Peter A. Edison	55	Chairman of the Board, Chief Executive Officer and President
Mark D. Ianni	50	Executive Vice President and Chief Merchandising Officer
Stanley K. Tusman	64	Executive Vice President and Chief Planning Officer
Joseph R. VanderPluym	59	Executive Vice President and Chief Operations Officer
Charles R. Daniel, III	52	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary

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

Joseph R. VanderPluym has over 30 years of store operations experience with a track record of building and motivating high energy, high service field organizations. Mr. VanderPluym spent 20 years at the 700-store Merry Go Round chain, where he served as Executive Vice President of Stores for Merry Go Round and Boogie’s Diner Stores. He served as Vice President of Stores for Edison Footwear Group for two years and as Vice President of Stores for Lucky Brand Apparel Stores for approximately six months prior to joining Bakers. Mr. VanderPluym has served as either our Vice President — Stores or our Executive Vice President since June 1999 and as Chief Operations Officer since September 15, 2007.

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

Each of the executive officers, except for Mr. Daniel, has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2011 Proxy Statement under the caption “Executive Compensation — Employment Agreements and Termination of Employment” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2011 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2011 Proxy Statement is incorporated herein by this reference. No other sections of the 2011 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2011 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2011 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2011 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2011 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2011 Proxy Statement is hereby incorporated by reference. No other sections of the 2011 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2011 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference.

No other sections of the 2011 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:  The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1 through 10.15 and Exhibits 10.17 through 10.21. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

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

April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2011

/s/ CHARLES R. DANIEL, III (Charles R. Daniel, III)	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 29, 2011

* (Timothy F. Finley)	Director	April 29, 2011

* (Harry E. Rich)	Director	April 29, 2011

* (Scott C. Schnuck)	Director	April 29, 2011

*	Peter A. Edison, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/  PETER A. EDISON
Peter A. Edison
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on April 24, 2009 (File No. 000-50563)).
4.2	Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.3	9.5% Subordinated Convertible Debentures issued by the Company to Investors on June 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.4	Subordination Agreement dated June 26, 2007 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.5	First Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated April 20, 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
4.6	Registration Rights Agreement dated June 26, 2007 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
4.7	Amendment Number 3 to Loan Documents dated September 3, 2009 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on September 10, 2009 (File No. 000-50563)).
4.8	Amendment Number 4 to Loan Documents dated March 23, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on March 25, 2010 (File No. 000-50563)).
4.9	Amendment Number 5 to Loan Documents dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc. and the Lender named therein (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 000-50563)).
4.10	Debenture and Stock Purchase Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.11	Debenture issued by the Company to Steven Madden, Ltd. on August 26, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.12	Voting Agreement dated August 26, 2010 by and among the Company, Peter A. Edison, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).

Exhibit No.		Description

4.13		Registration Rights Agreement dated August 26, 2010 by and among the Company and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.14		Subordination Agreement dated August 26, 2010 by and among the Company, Bank of America, N.A., and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.15		Subordination Agreement dated August 26, 2010 by and among the Company, Private Equity Management Group, Inc., in its capacity as administrative agent for GVECR II 2007 E Trust dated December 17, 2007, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
4.16		Subordination Agreement dated August 26, 2010 by and among the Company, the holders of $4 million aggregate principal amount of the Company’s 9.5% Subordinated Convertible Debentures due June 30, 2012, and Steven Madden, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
10.1		Bakers Footwear Group, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10	.1.1	Form of Nonqualified Option Award Agreement under Bakers Footwear Group, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2007 (File No. 000-50563)).
10.2		Bakers Footwear Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on January 8, 2004 (File No. 333-86332)).
10.3		Letter to Peter Edison outlining 2010 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.4		Letter to Joe VanderPluym outlining 2010 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.5		Letter to Mark Ianni outlining 2010 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.6		Letter to Stan Tusman outlining 2010 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.7		Letter to Charlie Daniel outlining 2010 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.8		Letter to Peter Edison outlining 2011 bonus levels.
10.9		Letter to Joe VanderPluym outlining 2011 bonus levels.
10.10		Letter to Mark Ianni outlining 2011 bonus levels.
10.11		Letter to Stan Tusman outlining 2011 bonus levels.
10.12		Letter to Charlie Daniel outlining 2011 bonus levels.
10.13		Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s 2005 Proxy Statement filed on April 27, 2005 (File No. 000-50563)).
10	.13.1	Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).
10	.13.2	Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-50563)).

Exhibit No.		Description

10.14		Summary of base salaries for specified executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed on May 2, 2008 (File No. 000-50563)).
10.15		Summary of April 20, 2010 stock option grants to executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).
10.16		Assignment of Rights dated June 23, 1999 between the Company and Edison Brothers Stores, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
10.17		Employment Agreement dated January 12, 2004 by and between the Company and Peter Edison (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.18		Employment Agreement dated September 16, 2002 by and between the Company and Stanley K. Tusman (incorporated by reference to Exhibit 10.20 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 20, 2004 (File No. 333-86332)).
10.19		Employment Agreement dated September 5, 2006 by and between the Company and Joe VanderPluym (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.20		Employment Agreement dated August 31, 2006 by and between the Company and Mark Ianni (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10.21		Summary of Compensation of Non-management Directors as of March 15, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2007 filed on June 19, 2007 (File No. 000-50563)).
10.22		Second Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.22.1	Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).
10	.22.2	Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).
10	.22.3	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).
10	.22.4	Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).
10	.22.5	Second Amendment to Second Amended and Restated Loan and Security Agreement dated February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).
10	.22.6	Third Amendment to Second Amended and Restated Loan and Security Agreement dated April 9, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

Exhibit No.		Description

10	.22.7	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated September 8, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).
10	.22.8	Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 28, 2010 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-50563)).
10	.22.9	Waiver of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
10	.22.10	Consent of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
10.23		Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).
11.1		Statement regarding computation of per share earnings (incorporated by reference from Note 15 of the Financial Statements).
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2		Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1		Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 29, 2011 and January 30, 2010, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
April 29, 2011

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	January 30,	January 29,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$154,685	$146,263
Accounts receivable	1,387,358	1,484,809
Inventories	20,233,207	25,911,508
Prepaid expenses and other current assets	1,234,787	970,883

Total current assets	23,010,037	28,513,463
Property and equipment, net	24,757,395	18,405,166
Other assets	851,035	1,087,058

Total assets	$48,618,467	$48,005,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,138,635	$16,009,847
Accrued expenses	7,320,595	8,519,585
Subordinated secured term loan	2,785,112	—
Subordinated convertible debentures	4,000,000	—
Sales tax payable	1,152,277	1,122,024
Deferred income	1,366,252	1,120,444
Revolving credit facility	10,531,687	10,449,299

Total current liabilities	37,294,558	37,221,199
Accrued noncurrent rent liabilities	9,183,756	8,648,272
Subordinated convertible debentures	—	4,000,000
Subordinated debenture	—	4,123,327
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 7,382,856 and 9,228,916 shares outstanding at January 30, 2010 and January 29, 2011, respectively	738	923
Additional paid-in capital	39,279,600	40,443,888
Accumulated deficit	(37,140,185)	(46,431,922)

Total shareholders’ equity (deficit)	2,140,153	(5,987,111)

Total liabilities and shareholders’ equity (deficit)	$48,618,467	$48,005,687

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Net sales	$183,661,789	$185,368,696	$185,625,844
Cost of merchandise sold, occupancy, and buying expenses	133,110,127	132,000,096	136,053,937

Gross profit	50,551,662	53,368,600	49,571,907
Operating expenses:
Selling	42,157,931	40,826,820	40,364,873
General and administrative	17,213,142	15,928,472	15,252,338
Loss on disposal of property and equipment	347,176	306,164	70,642
Impairment of long-lived assets	2,609,588	2,762,273	1,415,979

Operating loss	(11,776,175)	(6,455,129)	(7,531,925)
Other income (expense):
Interest expense	(3,255,087)	(2,723,566)	(2,074,628)
Other income (expense), net	120,508	96,599	127,354

Loss before income taxes	(14,910,754)	(9,082,096)	(9,479,199)
Provision for (benefit from) income taxes	84,847	—	(187,462)

Net loss	$(14,995,601)	$(9,082,096)	$(9,291,737)

Net loss per common share:	$(2.13)	$(1.24)	$(1.14)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance at February 2, 2008	6,655,856	$665	$37,101,923	$(13,062,488)	$24,040,100
Stock-based compensation expense	—	—	609,901	—	609,901
Issuance of common stock	400,000	40	794,960	—	795,000
Net loss	—	—	—	(14,995,601)	(14,995,601)

Balance at January 31, 2009	7,055,856	705	38,506,784	(28,058,089)	10,449,400
Stock-based compensation expense	—	—	585,341	—	585,341
Issuance of common stock	250,000	25	187,475	—	187,500
Issuance of restricted stock	77,000	8	—	—	8
Net loss	—	—	—	(9,082,096)	(9,082,096)

Balance at January 30, 2010	7,382,856	738	39,279,600	(37,140,185)	2,140,153
Stock-based compensation expense	—	—	364,088	—	364,088
Issuance of common stock	1,844,860	184	799,816	—	800,000
Shares issued in connection with exercise of stock options	1,200	1	384	—	385
Net loss	—	—	—	(9,291,737)	(9,291,737)

Balance at January 29, 2011	9,228,916	$923	$40,443,888	$(46,431,922)	$(5,987,111)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Operating activities
Net loss	$(14,995,601)	$(9,082,096)	$(9,291,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,781,462	6,535,588	5,712,996
Accretion of debt discount	667,282	488,663	217,382
Stock-based compensation expense	609,901	585,341	364,088
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	—	187,500	—
Impairment of long-lived assets	2,609,588	2,762,273	1,415,979
Loss on disposal of property and equipment	347,176	306,164	70,642
Changes in operating assets and liabilities:
Accounts receivable	2,294	(13,971)	65,918
Inventories	(2,914,411)	743,145	(5,678,301)
Prepaid expenses and other current assets	1,657,200	(238,969)	263,904
Other assets	714,785	243,150	98,021
Accounts payable	474,770	2,581,651	5,871,212
Accrued expenses and deferred income	(596,799)	(587,711)	922,929
Accrued noncurrent rent liabilities	(395,932)	(591,073)	(535,484)

Net cash provided by (used in) operating activities	(4,038,285)	3,919,655	(502,451)
Investing activities
Purchase of property and equipment	(923,256)	(428,054)	(997,787)
Proceeds from disposition of property and equipment	1,468	416	3,282

Net cash used in investing activities	(921,788)	(427,638)	(994,505)
Financing activities
Net borrowings (payments) on line of credit	298,483	(951,175)	(82,388)
Debt issuance costs	(325,542)	—	—
Net proceeds from exercise of stock options	—	—	385
Proceeds from issuance of subordinated secured term loan and common stock	7,020,000	—	—
Proceeds from issuance of subordinated debenture and common stock	—	—	4,549,704
Principal payments of subordinated secured term loan	(2,000,000)	(2,520,833)	(2,979,167)
Principal payments under capital lease obligations	(57,863)	—	—

Net cash provided by (used in) financing activities	4,935,078	(3,472,008)	1,488,534

Net increase (decrease) in cash and cash equivalents	(24,995)	20,009	(8,422)
Cash and cash equivalents at beginning of period	159,671	134,676	154,685

Cash and cash equivalents at end of period	$134,676	$154,685	$146,263

Supplemental disclosures of cash flow information
Cash paid for interest	$2,098,519	$2,032,627	$1,736,049

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
January 29, 2011

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

Fiscal Year

The Company’s fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 29, 2011 (fiscal year 2010), January 30, 2010 (fiscal year 2009) and January 31, 2009 (fiscal year 2008) are 52 week periods.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be “held and used” for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the years ended January 31, 2009, January 30, 2010 and January 29, 2011, the Company recorded $2,609,588, $2,762,273, and $1,415,979, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other long-lived assets.

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

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense, net of promotional consideration received, totaled $1,116,872, $664,475, and $982,219 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively. The Company received $152,022, $0 and $0 in promotional consideration from vendors which was accounted for as a reduction of advertising expense for the years ended January 31, 2009, January 30, 2010 and January 29, 2011, respectively.

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

At the beginning of 2009, the Company was required to begin using the two-class method to calculate basic and diluted earnings (loss) per common share attributable to Bakers Footwear Group, Inc. shareholders as unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basis and diluted EPS.

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

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 29, 2011 and January 30, 2010, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card generally entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used.

The Company recognized income of $2,765,204, $2,901,078, and $2,711,698 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $4,073,687, $4,250,360, and $3,890,782 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $814,097, $590,506, and $470,712 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively.

Fair Value Measurements

FASB guidance on fair value measurements and disclosures specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company’s losses in fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of January 29, 2011, the Company had negative working capital of $8.7 million, unused borrowing capacity under its revolving credit facility of $3.1 million, and a shareholders’ deficit of $6.0 million.

The Company’s business plan for fiscal year 2011 is based on mid-single digit increases in comparable store sales. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.

On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. During the third and fourth quarters of fiscal year 2010, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company’s business plan for fiscal year 2011 also anticipates meeting the bank covenant on this basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In fiscal year 2008, the Company obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan which was fully repaid on January 3, 2011. Originally, the term loan agreement contained financial covenants requiring the Company to maintain specified levels of tangible net worth and adjusted EBITDA (as defined in the agreement) measured each fiscal quarter. The Company has amended the loan agreement four times (May 2008, April 2009, September 2009 and March 2010) to modify these covenants in order to remain in compliance. The March 2010 amendment completely eliminated these covenants for the remainder of the term loan.

Based on the Company’s business plans for fiscal year 2011, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.

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

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. The weighted average interest rate approximated 5.1%, 4.8%, and 5.1% for the years ended January 31, 2009, January 30, 2010 and January 29, 2011, respectively. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. At January 29, 2011, the Company has approximately $3.1 million (under the terms of the new minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful	January 30,	January 29,
	Lives	2010	2011

Furniture, fixtures, and equipment	3 to 8 years	$29,285,427	$28,758,171
Leasehold improvements	up to 10 years	41,710,865	40,817,876
Computer equipment and software	3 years	4,354,093	4,121,172
Construction in progress		398,333	426,839

		75,748,718	74,124,058
Less accumulated depreciation and amortization		50,991,323	55,718,892

		$24,757,395	$18,405,166

Depreciation and amortization of property and equipment was, $7,781,462, $6,535,587, and $5,712,996 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	January 30,	January 29,
	2010	2011

Employee compensation and benefits	$1,974,366	$1,934,943
Accrued rent	303,723	304,136
Other	5,042,506	6,280,506

	$7,320,595	$8,519,585

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $40,403,205, $40,519,956, and $39,779,699 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $122,824, $204,361, and $173,010 for the years ended January 31, 2009, January 30, 2010, and January 29, 2011, respectively.

Future minimum lease payments, excluding executory costs, at January 29, 2011 are as follows:

Fiscal year:
2011	$24,272,384
2012	22,187,655
2013	19,323,415
2014	17,253,470
2015	13,478,379
Thereafter	16,574,248

$113,089,551

9.	Subordinated Convertible Debentures

The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007 and received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As disclosed in Note 4, the Company’s revolving credit facility requires that the Company amend the debentures on or before May 1, 2012 to extend their maturity beyond that of the credit facility. The initial conversion price was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.

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

The Company uses FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of January 30, 2010 and January 29, 2011, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Subordinated Secured Term Loan

Effective February 4, 2008, the Company consummated a $7.5 million three-year subordinated secured term loan (the Loan) and issued 350,000 shares of the Company’s common stock as additional consideration. The Loan required 36 monthly payments of principal and interest at an interest rate of 15% per annum and was fully repaid in January 2011. Net proceeds to the Company after transaction costs were approximately $6.7 million. The Company used the net proceeds to repay amounts owed under its senior revolving credit facility and for working capital purposes. The Loan was secured by substantially all of the Company’s assets and was subordinate to the Company’s revolving credit facility but had priority over the Company’s subordinated convertible debentures.

Prior to an amendment in March 2010, the Loan agreement contained financial covenants which required the Company to maintain specified levels of tangible net worth and adjusted EBITDA, both as defined in the loan agreement, each fiscal quarter and annual limits on capital expenditures, as defined in the loan agreement, of no more than $1.0 million each for fiscal years 2009 and 2010. Upon the occurrence of an event of default as defined in the loan agreement, the Lender would have been entitled to acceleration of the debt plus all accrued and unpaid interest, subject to the Senior Subordination Agreement, with the interest rate increasing to 17.5% per annum. The March 2010 amendment eliminated these financial covenants.

The Company allocated the net proceeds received in connection with this loan and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 350,000 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a discount to reflect that unregistered shares were issued and could not be sold on the open market until the related registration statement, discussed below, covering these shares was declared effective by the SEC, which occurred on May 21, 2008. The fair value of the $7.5 million of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then pro rated into the net proceeds received by the Company to determine the amounts to be allocated to debt and to equity. Other expenses incurred by the Company relative to this transaction were allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. Based on this analysis, the Company allocated $6,150,000 to the initial value of the subordinated secured term loan and allocated $715,000 to the value of the 350,000 shares of common stock. The Company accreted the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company amortized the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.

The aggregate scheduled principal payments on the Company’s subordinated debenture (Note 5) and the Company’s subordinated convertible debentures January 29, 2011 are as follows:

Fiscal year:
2011	$—
2012	4,000,000
2013	—
2014	—
2015	—
Thereafter	4,123,327

$8,123,327

11.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company made no matching contributions for the years ended January 31, 2009, January 30, 2010, or January 29, 2011.

12.	Commitments and Contingencies

On January 25, 2010, the Company entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, the Company has the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. The Company pays royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly. The initial quarterly minimum royalty payment was made at the commencement of the agreement, subsequent royalty payments are payable quarterly in arrears. At January 29, 2011, the remaining contractual minimum royalty payments under the licensing agreement was $6,000,000.

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

Management believes it is more likely than not that it will not be able to realize benefits of net deferred tax assets and therefore has established a valuation allowance against its net deferred tax assets. As of January 29, 2011, the Company has increased the valuation allowance to $19,742,497. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

During fiscal year 2008, the Company received federal and state income tax refunds of $1.8 million from the carryback of net operating losses. The Company recognized $0.1 million of income tax expense during fiscal year 2008 related to differences between the alternative minimum tax and the realization of state loss carrybacks recognized in the income tax provision and the federal and state income tax returns filed for fiscal year 2007. During fiscal year 2010, the Company received a federal income tax refund of $0.2 million from the carryback of net operating losses which was reflected as income tax benefit in the statement of operations. As of January 29, 2011, the Company has approximately $28.2 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Current:
Federal	$(3,007,729)	$(1,250,116)	$(1,595,111)
State and local	(840,435)	(311,435)	(565,290)

Total current	(3,848,164)	(1,561,551)	(2,160,401)

Deferred:
Federal	(1,491,342)	(1,612,653)	(1,392,386)
State and local	(285,264)	(293,210)	(253,161)

Total deferred	(1,776,606)	(1,905,863)	(1,645,547)

Valuation allowance	5,709,617	3,467,414	3,618,486

Total provision (benefit) for income taxes	$84,847	$—	$(187,462)

The differences between the provision for income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Federal income tax at statutory rate	$(5,218,763)	$(3,178,734)	$(3,317,720)
Impact of federal alternative minimum tax	214,907	—	—
Impact of NOL carryback refunds	(137,651)	—	(187,462)
Impact of graduated Federal rates	149,107	90,821	94,792
State and local income taxes, net of Federal income taxes	(651,802)	(401,655)	(419,218)
Change in valuation allowance	5,709,617	3,467,414	3,618,486
Permanent differences	19,432	22,154	23,660

Total provision (benefit) for income taxes	$84,847	$—	$(187,462)

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred tax assets and liabilities are as follows:

	January 30,	January 29,
	2010	2011

Deferred tax assets:
Net operating loss carryforward	$8,894,200	$10,775,110
Vacation accrual	396,524	405,473
Inventory	989,396	1,191,540
Stock-based compensation	1,116,518	1,258,512
Accrued rent	3,581,665	3,372,826
Property and equipment	1,496,584	2,842,665

Total deferred tax assets	16,474,887	19,846,126

Deferred tax liabilities:
Prepaid expenses	(111,467)	(103,629)

Valuation allowance	(16,363,420)	(19,742,497)

Net deferred tax assets	$—	$—

14.	Stock-Based Compensation

The Company has established the Bakers Footwear Group, Inc. 2003 Stock Option Plan (the 2003 Plan) and the Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (the 2005 Plan).

2003 Stock Option Plan

Under the 2003 Plan, as amended in connection with a June 1, 2006 shareholder vote, qualified or nonqualified stock options to purchase up to 1,368,992 shares of the Company’s common stock are authorized for grant to employees or non-employee directors at an option price determined by the Compensation Committee of the Board of Directors, which administers the 2003 Plan. The 2003 Plan also covers options that were issued under the predecessor stock option plan. All of the option holders under the predecessor plan agreed to amend their option award agreements to have their options governed by the 2003 Plan on generally the same terms and conditions. Generally, options have terms not exceeding 10 years from the date of grant and vest ratably over three to five years on each annual anniversary of the option grant date. The Company has issued new shares of stock upon exercise of stock options through fiscal year 2010 and anticipates that it will continue to issue new shares of stock upon exercise of stock options in future periods.

In June 2009, the executive officers, members of the Company’s Board of Directors, and certain other corporate officers surrendered, for no current or future consideration, 224,073 stock options with exercise prices ranging from $7.75 to $20.06. In accordance with ASC 718, the Company recognized $171,966 of non-cash stock-based compensation expense as a result of these surrenders.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the years ended January 31, 2009, January 30, 2010 and January 29, 2011, are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Options granted	310,500	72,000	227,000
Weighted-average fair value of options granted	$0.86	$0.18	$1.96
Assumptions:
Dividends	0%	0%	0%
Risk-free interest rate	2.83% - 3.69%	2.2%	2.8%
Expected volatility	46%	54%	97%
Expected option life	6 years	6 years	6 years

Stock option activity through January 29, 2011 is as follows:

	Vested		Non Vested		Total
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at February 2, 2008	175,778	$9.90	512,448	$9.45	688,226	$9.56
Granted	—	—	310,500	1.79	310,500	1.79
Vested	156,498	9.67	(156,498)	9.67	—	—
Exercised	—	—	—	—	—	—
Forfeited	(12,154)	10.62	(24,999)	6.98	(37,153)	8.17

Balance at January 31, 2009	320,122	9.76	641,451	5.78	961,573	7.11

Granted	—	—	72,000	0.33	72,000	0.33
Vested	211,063	7.41	(211,063)	7.41	—	—
Exercised	—	—	—	—	—	—
Forfeited	(258,156)	10.49	(70,662)	10.52	(328,818)	10.50

Balance at January 30, 2010	273,029	$7.26	431,726	$3.31	704,755	$4.84

Granted		—	227,000	2.50	227,000	2.50
Vested	125,909	4.55	(125,909)	4.55	—	—
Exercised	(1,200)	0.32	—	—	(1,200)	0.32
Forfeited	(8,000)	9.08	(5,100)	4.72	(13,100)	7.38

Balance at January 29, 2011	389,738	$6.37	527,717	$2.65	917,455	$4.23

Total stock based compensation expense was $609,901, $585,341 and $364,088 for the years ended January 31, 2009, January 30, 2010 and January 29, 2011, respectively. The total intrinsic value of the options exercised during the year ended January 29, 2011, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $2,142. No options were exercised during the years ended January 31, 2009 or January 30, 2010. The Company recognizes income tax deductions equal to the intrinsic value of stock options exercised. For the year ended January 29, 2011, such deductions resulted in an income tax benefit of $828, which, as a result of the Company’s net operating loss carryforward position, will not be recognized for financial reporting purposes until realized on a future income tax return. Cash payments received from option holders upon exercise of options during the year ended January 29, 2011 were $385.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about vested stock options as of January 29, 2011:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01 — $0.77	17,719	6.8	$1.10	$11,560
$1.43 — $4.52	191,792	7.0	7.90	—
$7.75	72,720	3.0	7.75	—
$9.30 — $13.80	87,254	5.0	11.00	—
$20.06	20,253	5.1	20.06	—

Total ($0.01 — $20.06)	389,738	5.7	6.38	$11,560

The following table summarizes information about vested stock options and stock options expected to vest as of January 29, 2011:

		Weighted-Average	Weighted-Average
	Number of	Contractual Life	Exercise	Aggregate
Range of Exercise Prices	Options	(Years)	Price	Intrinsic Value

$0.01 — $0.77	69,719	7.8	$0.31	$41,000
$1.43 — $4.52	603,600	7.8	10.40	—
$7.75	73,820	3.0	7.75	—
$9.30 — $13.80	108,983	5.2	10.81	—
$20.06	28,233	5.1	20.06	—

Total ($0.01 — $20.06)	884,355	7.6	4.42	$41,000

As of January 29, 2011, the total unrecognized compensation cost related to non vested stock-based compensation is $611,489, and the weighted-average period over which this compensation is expected to be recognized is 1.5 years.

2005 Incentive Compensation Plan

Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan.

Restricted Shares

During fiscal years 2007 and 2009, the Company granted 69,000 and 84,000 restricted shares of common stock with a grant date fair value of $4.52 and $0.32 per share, respectively. Compensation expense related to restricted shares is recognized ratably over the 60 month vesting periods based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of January 30, 2010, the Company estimated that 137,000 restricted shares would vest at the end of the vesting periods. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. As of January 30, 2010 and January 29, 2011, the aggregate intrinsic value of restricted shares expected to vest was $150,700 and, $123,300, respectively.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	January 31,	January 30,	January 29,
	2009	2010	2011

Numerator:
Net income (loss)	$(14,995,601)	$(9,082,096)	$(9,291,737)
Numerator for basic earnings (loss) per share	(14,995,601)	(9,082,096)	(9,291,737)
Interest expense related to convertible debentures	—	—	—
Numerator for diluted earnings (loss) per share	$(14,995,601)	$(9,082,096)	$(9,291,737)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	7,040,609	7,328,087	8,174,465
Effect of dilutive securities:
Stock options	—	—	—
Stock purchase warrants	—	—	—
Convertible debentures	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,040,609	7,328,087	8,174,465

The diluted earnings per share calculation for the year ended January 29, 2011 excludes incremental shares of 33,529 related to outstanding stock options and incremental shares of 497,286 related to shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the year ended January 30, 2010 excludes incremental shares of 18,979 related to outstanding stock options and incremental shares of 478,417 related to shares underlying convertible debentures because they are antidilutive. The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the year ended January 30, 2010 because they had exercise prices that were greater than the average closing price of the Company’s common stock for the period.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Fair Value Measurement

The carrying values and fair values of the Company’s financial instruments are as follows:

	January 30, 2010		January 29, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$154,685	$154,685	$154,685	$154,685
Revolving credit facility	10,531,687	10,531,687	10,531,687	10,531,687
Subordinated debenture	—	—	4,123,327	4,039,445
Subordinated secured term loan	2,785,112	2,811,386	—	—
Subordinated convertible debentures	4,000,000	2,578,638	4,000,000	3,052,837

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

Among the investors in the subordinated convertible debentures described in Note 9 are Scott Schnuck, who is a director of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, Andrew Baur, who prior to his death in 2011 was a director of the company, and an entity affiliated with Mr. Baur. Each of Messrs. Baur, Schnuck, B. Edison and J. Edison received fees and other compensation from time to time in their capacities with the Company. Mr. B. Edison beneficially owned in excess of 5% of the Company’s common stock during part of fiscal year 2010.

The investor in the subordinated debenture described in Note 5, Steven Madden, Ltd. through its subsidiaries, sells footwear to the Company and also serves as one of the Company’s buying agents. In fiscal year 2010, the Company purchased $10.5 million in footwear and paid $0.7 million in buying agent fees to Steven Madden, Ltd. or its subsidiaries.

18.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2009 and 2010 is as follows:

	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Fiscal year 2009:
Net sales	$44,976,621	$43,720,271	$39,042,191	$57,629,613
Gross profit	12,696,440	12,922,107	6,766,363	20,983,690
Net income (loss)(1)	(2,768,668)	(1,736,643)	(10,166,980)	5,590,195
Basic earnings (loss) per share	(0.39)	(0.24)	(1.38)	0.76
Diluted earnings (loss) per share	(0.39)	(0.24)	(1.38)	0.72

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Thirteen Weeks	Ended	Ended	Ended
	Ended May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011

Fiscal year 2010:
Net sales	$43,524,036	$43,293,127	$40,575,879	$58,232,802
Gross profit	10,736,296	11,932,912	6,350,181	20,552,518
Net income (loss)(1)	(3,450,817)	(2,075,142)	(8,934,981)	5,169,203
Basic earnings (loss) per share	(0.47)	(0.28)	(1.03)	0.56
Diluted earnings (loss) per share	(0.47)	(0.28)	(1.03)	0.54

(1)	During the third quarter of fiscal year 2009 and 2010, the Company recognized $2,762,273, and $1,415,979 respectively in noncash charges related to the impairment of long-lived assets of underperforming stores.