Form 10-Q
period 2011-04-30
BAKERS FOOTWEAR GROUP INC
filed 2011-06-14
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
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
Common Stock, par value $0.0001 per share, 9,295,916 shares issued and outstanding as of June 11, 2011.

BAKERS FOOTWEAR GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	May 1, 2010	January 29, 2011	April 30, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,280	$146,263	$213,755
Accounts receivable	1,954,649	1,484,809	1,840,671
Inventories	23,248,317	25,911,508	27,191,213
Prepaid expenses and other current assets	1,000,263	970,883	924,525

Total current assets	26,352,509	28,513,463	30,170,164
Property and equipment, net	23,464,911	18,405,166	17,334,393
Other assets	770,942	1,087,058	1,010,982

Total assets	$50,588,362	$48,005,687	$48,515,539

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$13,217,226	$16,009,847	$14,716,321
Accrued expenses	8,063,352	8,519,585	8,823,179
Subordinated secured term loan	2,177,421	—	—
Subordinated convertible debentures	4,000,000	—	—
Sales tax payable	703,522	1,122,024	1,122,984
Deferred income	1,279,105	1,120,444	1,092,757
Revolving credit facility	13,277,150	10,449,299	14,726,269

Total current liabilities	42,717,776	37,221,199	40,481,510
Accrued noncurrent rent liabilities	9,099,492	8,648,272	8,309,649
Subordinated convertible debentures	—	4,000,000	4,000,000
Subordinated debenture	—	4,123,327	4,138,022
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,384,056 shares outstanding at May 1, 2010, 9,228,916 shares outstanding at January 29, 2011 and 9,295,916 shares outstanding at April 30, 2011	739	923	930
Additional paid-in capital	39,361,357	40,443,888	40,534,017
Accumulated deficit	(40,591,002)	(46,431,922)	(48,948,589)

Total shareholders’ deficit	(1,228,906)	(5,987,111)	(8,413,642)

Total liabilities and shareholders’ deficit	$50,588,362	$48,005,687	$48,515,539

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Net sales	$43,524,036	$47,012,740
Cost of merchandise sold, occupancy, and buying expenses	32,787,740	34,755,556

Gross profit	10,736,296	12,257,184
Operating expenses:
Selling	9,804,288	10,196,930
General and administrative	3,790,552	4,122,650
Loss on disposal of property and equipment	51,669	3,349

Operating loss	(2,910,213)	(2,065,745)
Other income (expense):
Interest expense	(554,573)	(460,775)
Other, net	13,969	9,853

Loss before income taxes	(3,450,817)	(2,516,667)
Benefit from income taxes	—	—

Net loss	$(3,450,817)	$(2,516,667)

Net loss per common share and diluted share	$(0.47)	$(0.27)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 29, 2011	9,228,916	$923	$40,443,888	$(46,431,922)	$(5,987,111)
Stock-based compensation expense	—	—	90,129	—	90,129
Issuance of restricted stock	67,000	7	—	—	7
Net loss	—	—	—	(2,516,667)	(2,516,667)

Balance at April 30, 2011	9,295,916	$930	$40,534,017	$(48,948,589)	$(8,413,642)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Operating activities
Net loss	$(3,450,817)	$(2,516,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,497,100	1,281,678
Accretion of debt discount	79,809	14,695
Stock-based compensation expense	81,374	90,129
Loss on disposal of property and equipment	51,669	3,349
Changes in operating assets and liabilities:
Accounts receivable	(403,921)	(355,855)
Inventories	(3,015,110)	(1,279,705)
Prepaid expenses and other current assets	234,524	46,358
Other assets	80,093	76,076
Accounts payable	3,078,591	(1,293,526)
Accrued expenses and deferred income	206,855	276,867
Accrued rent liabilities	(84,264)	(338,623)

Net cash used in operating activities	(1,644,097)	(3,995,224)
Investing activities
Purchase of property and equipment	(420,990)	(214,254)
Proceeds from disposition of property and equipment	1,335	—

Net cash used in investing activities	(419,655)	(214,254)
Financing activities
Net advances under revolving credit facility	2,745,463	4,276,970
Proceeds from exercise of stock options	384	—
Principal payments on subordinated secured term loan	(687,500)	—

Net cash provided by financing activities	2,058,347	4,276,970
Net increase (decrease) in cash and cash equivalents	(5,405)	67,492
Cash and cash equivalents at beginning of period	154,685	146,263

Cash and cash equivalents at end of period	$149,280	$213,755

Supplemental disclosures of cash flow information
Cash paid for interest	$359,891	$330,578

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
1. Basis of Presentation
     The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”) and has made disclosures of all material subsequent events in the notes to the unaudited interim financial statements.
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
     The Company’s losses in the first quarter of fiscal year 2011 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of April 30, 2011, the Company had negative working capital of $10.3 million, unused borrowing capacity under its revolving credit facility of $1.6 million, and shareholders’ deficit of $8.4 million.
     The Company’s business plan for fiscal year 2011 continues to be based on mid-single digit increases in comparable store sales for the remainder of the year. Through June 11, 2011, comparable store sales have increased 10.3%. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. The Company continues to work with our landlords and vendors to arrange payment terms that are reflective of seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. During the third and fourth quarters of fiscal year 2010 and the first quarter of 2011, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company’s business plan for fiscal year 2011 also anticipates meeting the bank covenant on this basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of June 11, 2011, the balance on the revolving line of credit was $9.3 million and unused borrowing capacity in excess of the covenant minimum was $1.9 million.

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
3. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $1,435,000, $3,060,000 and $1,624,000 (under the terms of the new minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of May 1, 2010, January 29, 2011 and April 30, 2011. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.
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
4. Subordinated Debenture
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
5. Subordinated Convertible Debentures
     The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007 and received net proceeds of approximately $3.6 million. The debentures bear interest at a rate of 9.5% per annum, payable semi-annually. The principal balance of $4,000,000 is payable in full on June 30, 2012. As disclosed in Note 3, the Company’s revolving credit facility requires that the Company amend the debentures on or before May 1, 2012 to extend their maturity beyond that of the credit facility. The initial conversion price was $9.00 per share. The conversion price is subject to anti-dilution and other adjustments, including a weighted average conversion price adjustment for certain future issuances or deemed issuances of common stock at a lower price, subject to limitations as required under rules of the Nasdaq Stock Market. The Company can redeem the unpaid principal balance of the debentures if the closing price of the Company’s common stock is at least $16.00 per share, subject to the adjustments and conditions in the debentures.
     The debentures contain a weighted average conversion price adjustment that is triggered by issuances or deemed issuances of the Company’s common stock. As a result of the issuance of shares of common stock, effective August 26, 2010, the conversion price of the debentures decreased to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates.
     The Company uses FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of May 1, 2010, January 29, 2011 and April 30, 2011, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

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
     Management believes it is more likely than not that it will not be able to realize benefits of net deferred tax assets and therefore has established a valuation allowance against its net deferred tax assets. As of April 30, 2011, the Company has increased the valuation allowance to $20,701,494. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     As of April 30, 2011, the Company has approximately $30.5 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.
Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Current:
Federal	$(857,120)	$(739,092)
State and local	(187,864)	(157,652)

Total current	(1,044,984)	(896,744)

Deferred:
Federal	(232,445)	(52,676)
State and local	(42,263)	(9,577)

Total deferred	(274,708)	(62,253)

Valuation allowance	1,319,692	958,997

Total income tax expense	$—	$—

     The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Federal income tax at statutory rate	$(1,207,786)	$(880,833)
Impact of graduated Federal rates	34,508	25,167
State and local taxes, net of federal income taxes	(152,607)	(111,303)
Change in valuation allowance	1,319,692	958,996
Permanent differences	6,193	7,973

Total provision for (benefit from) income taxes	$—	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
Components of the Company’s deferred tax assets and liabilities are as follows:

	May 1, 2010	January 29, 2011	April 30, 2011
Deferred tax assets:
Net operating loss carryforward	$9,939,184	$10,775,110	$11,671,854
Vacation accrual	401,205	405,473	410,153
Inventory	1,138,178	1,191,540	1,325,812
Stock-based compensation	1,148,254	1,258,512	1,293,662
Accrued rent	3,548,802	3,372,826	3,240,763
Property and equipment	1,668,187	2,842,665	2,925,026

Total deferred tax assets	17,843,810	19,846,126	20,867,270

Deferred tax liabilities:
Prepaid expenses	160,698	103,629	165,776

Valuation allowance	(17,683,112)	(19,742,497)	(20,701,494)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of April 30, 2011, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
8. Stock-Based Compensation
     During the thirteen weeks ended April 30, 2011, the Company issued 75,000 nonqualified stock options with a weighted average exercise price of $0.80. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. During the thirteen weeks ended April 30, 2011, the Company also issued 67,000 shares of restricted common stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.80.
     The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended May 1, 2010 and April 30, 2011 are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Options granted	227,000	75,000
Weighted-average fair value of options granted	$1.96	$0.63
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8%	2.2%
Expected volatility	97%	99%
Expected option life	6 years	6 years
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
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Numerator:
Net loss	$(3,450,817)	$(2,516,667)

Numerator for loss per share	(3,450,817)	(2,516,667)

Interest expense related to convertible debentures	—	—
Numerator for diluted loss per share	$(3,450,817)	$(2,516,667)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,383,076	9,262,048
Effect of dilutive securities Stock options	—	—
Convertible debentures	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,383,076	9,262,048

     The diluted earnings per share calculation for the thirteen weeks ended April 30, 2011 excludes 30,285 incremental shares related to outstanding stock options and 518,299 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended May 1, 2010 excludes 37,444 incremental shares related to outstanding stock options and 481,348 incremental shares underlying convertible debentures because they are antidilutive.
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
11. Fair Value of Financial Instruments
     The Company has adopted the provisions of ASC 825 Financial Instruments related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.

	May 1, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$149,280	$149,280
Revolving credit facility	13,277,150	13,277,150
Subordinated secured term loan	2,177,421	2,199,577
Subordinated convertible debentures	4,000,000	2,779,197

	January 29, 2011
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$146,263	$146,263
Revolving credit facility	10,449,299	10,449,299
Subordinated debenture	4,123,327	4,039,445
Subordinated convertible debentures	4,000,000	3,052,837

	April 30, 2011
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$213,755	$213,755
Revolving credit facility	14,726,269	14,726,269
Subordinated debenture	4,138,022	4,055,343
Subordinated convertible debentures	4,000,000	3,290,279
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K for the fiscal year ended January 29, 2011. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of April 30, 2011, we operated 231 stores, including 215 Bakers stores and 16 Wild Pair stores located in 34 states.
     During the first quarter of fiscal year 2011, our net sales increased 8.0% compared to the first quarter of fiscal year 2010, reflecting strength in our dress shoe category. Comparable store sales in the first quarter of 2011 increased 9.3%, compared to a decrease of 1.6% in the first quarter of 2010. Gross profit percentage increased to 26.1% of sales in the first quarter of 2011 from 24.7% in the first quarter of 2010. Our net loss for the first quarter decreased to $2.5 million from $3.5 million in the first quarter of 2010. At the end of the first quarter of fiscal year 2011 our inventory was 17.0% higher than at the end of the first quarter of fiscal year 2010 reflecting both the increased proportion of dress shoes in our product mix and increased product costs generally.
     We incurred net losses of $9.3 million and $9.1 million in fiscal years 2010 and 2009. These losses have had a significant negative impact on our financial position and liquidity. As of April 30, 2011, we had negative working capital of $10.3 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and a shareholders’ deficit of $8.4 million.
     Our business plan for the remainder of fiscal year 2011, is based on mid-single digit increases in comparable store sales. Through June 11, 2011, comparable store sales have increased 10.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continual improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     Under the terms of our revolving credit facility we are subject to certain financial and other covenants. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 11, 2011, the balance on our revolving line of credit was $9.3 million and our unused borrowing capacity in excess of the covenant minimum was $1.9 million.
     Based on our business plan for the remainder of fiscal year 2011, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
Store closing and impairment charges
     Long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimate of future store sales and expenses, which are considered Level 3 inputs.
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
     We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of April 30, 2011, we have not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	75.3	73.9

Gross profit	24.7	26.1
Selling expense	22.5	21.7
General and administrative expense	8.7	8.8
Loss on disposal of property and equipment	0.1	—

Operating loss	(6.6)	(4.4)
Other income, net	—	—
Interest expense	(1.3)	(1.0)

Loss before income taxes	(7.9)	(5.4)
Benefit from income taxes	—	—

Net loss	(7.9)%	(5.4)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	April 30, 2011
Number of stores at beginning of period	238	232
Stores opened during period	2	—
Stores closed during period	(1)	(1)

Number of stores at end of period	239	231

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010
     Net sales. Net sales increased to $47.0 million for the thirteen weeks ended April 30, 2011 (first quarter 2011) from $43.5 million for the thirteen weeks ended May 1, 2010 (first quarter 2010), an increase of $3.5 million or 8.0%. During the quarter, sales were driven by strong demand for dress shoes including our exclusive H by Halston and Wild Pair brands. Our comparable store sales for the first quarter of 2011, including multi-channel sales, increased by 9.3% compared to a 1.6% decrease in comparable store sales in the first quarter of 2010. Our unit sales decreased 2.2% and our average unit selling prices increased 11.6% compared to the first quarter of 2010. Our multi-channel sales increased 6.2% to $2.8 million.
     Gross profit. Gross profit increased to $12.3 million in the first quarter of 2011 from $10.7 million in the first quarter of 2010, an increase of $1.6 million or 14.2%. As a percentage of sales, gross profit increased to 26.1% in the first quarter of 2011 from 24.7% in the first quarter of 2010 as higher sales resulted in greater leveraging of buying and occupancy costs. We attribute the increase in gross profit to the following components: an increase of $1.0 million from higher comparable store sales, an increase of $0.6 million from improved gross margin percentage, partially offset by a decrease of $0.1 million from net store closures. Total markdown costs were $7.4 million in the first quarter of 2011 compared to $6.3 million in the first quarter of 2010.
     Selling expense. Selling expense increased to $10.2 million in the first quarter of 2011 from $9.8 million in the first quarter of 2010, an increase of $0.4 million or 4.0%, but decreased as a percentage of sales to 21.7% from 22.5%. The increase was primarily the result of $0.3 million increase in marketing expenses and $0.2 million increase in payroll expenses, partially offset by $0.1 million in lower store depreciation expense.
     General and administrative expense. General and administrative expense increased to $4.1 million in the first quarter of 2011 from $3.8 million in the first quarter of 2010, an increase of $0.3 million or 8.8%, and increased as a percentage of sales to 8.8% from 8.7%. The increase was primarily the result of $0.2 million of higher group health insurance costs and a $0.1 million increase in administrative payroll.

     Interest expense. Interest expense decreased to $0.5 million in the first quarter of 2011 from $0.6 million in the first quarter of 2010.
     Net loss. Our net loss decreased to $2.5 million, or 5.4% of net sales, in the first quarter of 2011 compared to a net loss of $3.5 million, 7.9% of net sales, in the first quarter of 2010.
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
     Our losses in the first quarter of fiscal year 2011 and recent years have had a significant negative impact on our financial position and liquidity. As of April 30, 2011, we had negative working capital of $10.3 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and negative shareholders’ equity of $8.4 million.
     Our business plan for remainder of fiscal year 2011 is based on mid-single digit increases in comparable store sales for the remainder of the year. Through June 11, 2011, comparable store sales have increased 10.3%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects improvement in cash flow, but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     We closely monitor the financial covenants under our revolving credit facility. The facility’s minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 11, 2011, the balance on our revolving line of credit was $9.3 million and our unused borrowing capacity in excess of the covenant minimum was $1.9 million.
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
     Our independent registered public accounting firm’s report issued in our most recent Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2010 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
     The following table summarizes certain key liquidity measurements:

	May 1, 2010	January 29, 2011	April 30, 2011
Cash	$149,280	$146,263	$213,755
Inventories	23,248,317	25,911,508	27,191,213
Total current assets	26,352,509	28,513,463	30,170,164
Property and equipment, net	23,464,911	18,405,166	17,334,393
Total assets	50,588,362	48,005,687	48,515,539
Accounts payable	13,217,226	16,009,847	14,716,321
Revolving credit facility	13,277,150	10,449,299	14,726,269
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated debenture	—	4,123,327	4,138,022
Subordinated secured term loan	2,177,421	—	—
Total current liabilities	42,717,776	37,221,199	40,481,510
Total shareholders’ deficit	(1,228,906)	(5,987,111)	(8,413,642)
Net working capital	(16,365,267)	(8,707,736)	(10,311,346)
Unused borrowing capacity*	1,437,474	3,060,582	1,624,060

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash used in operating activities was $4.0 million in the first quarter of 2011 compared to $1.6 million in the first quarter of 2010. Besides our net loss of $2.5 million, the most significant use of cash in operating activities in the first quarter of 2011 relates to a $1.3 million increase in inventory from the beginning of the year, $1.3 million decrease in accounts payable and a $0.4 million increase in accounts receivable. The most significant uses of cash in operating activities in the first quarter of 2010, relate to a net loss of $3.5 million, a $3.0 million seasonal increase in inventory from the beginning of the year, and a $0.4 million increase in accounts receivable offset by a $3.1 million increase in accounts payable and $0.2 million increase in accrued expenses and deferred income.
     Inventories at April 30, 2011 were $1.3 million higher than at January 29, 2011, and $3.9 million, or 17.0%, higher than at May 1, 2010 reflecting both the increased proportion of dress shoes in our product mix and increased product costs generally. Although we believe that at April 30, 2011, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities
     Cash used in investing activities was $0.2 million in the first quarter of 2011 compared to $0.4 million for the first quarter of 2010. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We currently anticipate that our capital expenditures in fiscal year 2011, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.7 million. We anticipate being able to fund this level of store expansion from internally generated cash flow. As of June 11, 2011, we have opened one new store in fiscal year 2011.
Financing activities
     Cash provided by financing activities was $4.3 million in the first quarter of 2011 compared to $2.1 million for the first quarter of 2010. The source of cash in the first quarter of 2011 was the net draws of $4.3 million on our revolving line of credit. In the first quarter of fiscal year 2010, the principal source of cash was the net draws of $2.7 million on our revolving line of credit partially offset by the principal payments on the subordinated secured term loan.
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
     We had balances under our revolving credit facility of $14.7 million, $10.4 million and $13.3 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively. We had approximately $1.6 million, $3.1 million and $1.4 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of April 30, 2011, January 29, 2011, and May 1, 2010, respectively. During the first quarters of fiscal years 2011 and 2010, the highest outstanding balances on our revolving credit facility were $15.9 million and $15.4 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
Subordinated Convertible Debentures
     On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The subordinated convertible debentures are nonamortizing, bear interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. The amendment to our revolving credit facility, discussed above, requires that we amend the subordinated convertible debentures on or before May 1, 2012, to extend the maturity to a date beyond July 27, 2013. We are negotiating with our debenture holders and our senior lender to extend the maturity date of the debentures in return for an increase in the interest rate. Investors included corporate director Scott C. Schnuck, former corporate director Andrew N. Baur and an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.
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
     As a result of prior issuances of shares, the weighted average conversion price of the subordinated convertible debentures has decreased from $8.31 to $6.76 with respect to $1 million in aggregate principal amount of debentures and to $8.10, the minimum conversion price, with respect to $3 million in aggregate principal amount of debentures held by directors and director affiliates. The debentures are now convertible into a total of 518,299 shares of the Company’s common stock.
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
Off-Balance Sheet Arrangements
     At April 30, 2011, January 29, 2011, and May 1, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.
Contractual Obligations
     The following table summarizes our contractual obligations as of April 30, 2011:

	Payments due by Period
		Less than			More than
ContractualObligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations(1)	$13,931,556	$935,278	$5,292,111	$1,100,000	$6,604,167
Operating lease obligations (2)	107,775,961	23,933,422	40,609,898	28,839,288	14,393,353
Purchase obligations (3)	31,405,432	25,780,432	3,000,000	2,625,000	—

Total	$153,112,949	$50,649,132	$48,902,009	$32,564,288	$20,997,520

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2011.

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
Date: June 14, 2011

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

10.1
Letter to Peter Edison outlining 2011 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.2
Letter to Joseph VanderPluym outlining 2011 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.3
Letter to Mark Ianni outlining 2011 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.4
Letter to Stanley Tusman outlining 2011 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.5
Letter to Charlie Daniel outlining 2011 bonus levels (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.6	Summary of March 16, 2011 restricted stock grants to executive officers and non-management directors of the Company.

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).