Form 10-Q
period 2011-07-30
BAKERS FOOTWEAR GROUP INC
filed 2011-09-13
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share, 9,295,916 shares issued and outstanding as of September 3, 2011.

BAKERS FOOTWEAR GROUP, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BAKERS FOOTWEAR GROUP, INC.
CONDENSED BALANCE SHEETS

	July 31,	January 29,	July 30,
	2010	2011	2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,905	$146,263	$140,360
Accounts receivable	1,407,330	1,484,809	1,165,604
Inventories	21,626,346	25,911,508	24,914,073
Prepaid expenses and other current assets	934,568	970,883	1,098,809

Total current assets	24,118,149	28,513,463	27,318,846
Property and equipment, net	22,029,961	18,405,166	16,928,139
Other assets	924,497	1,087,058	939,041

Total assets	$47,072,607	$48,005,687	$45,186,026

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$16,904,303	$16,009,847	$19,109,761
Accrued expenses	7,244,742	8,519,585	7,828,639
Subordinated secured term loan	1,550,049	—	—
Subordinated convertible debentures — current portion	—	—	1,000,000
Sales tax payable	914,007	1,122,024	909,740
Deferred income	1,143,402	1,120,444	873,750
Revolving credit facility	9,553,095	10,449,299	10,164,889

Total current liabilities	37,309,598	37,221,199	39,886,779
Accrued noncurrent rent liabilities	8,972,557	8,648,272	8,051,385
Subordinated convertible debentures	4,000,000	4,000,000	3,000,000
Subordinated debenture	—	4,123,327	4,153,266
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 7,384,056 shares outstanding at July 31, 2010, 9,228,916 shares outstanding at January 29, 2011 and 9,295,916 shares outstanding at July 30, 2011	739	923	930
Additional paid-in capital	39,455,857	40,443,888	40,623,715
Accumulated deficit	(42,666,144)	(46,431,922)	(50,530,049)

Total shareholders’ deficit	(3,209,548)	(5,987,111)	(9,905,404)

Total liabilities and shareholders’ deficit	$47,072,607	$48,005,687	$45,186,026

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
Net sales	$43,293,127	$44,303,614	$86,817,163	$91,316,354
Cost of merchandise sold, occupancy, and buying expenses	31,360,215	31,333,392	64,147,955	66,088,948

Gross profit	11,932,912	12,970,222	22,669,208	25,227,406
Operating expenses:
Selling	9,625,021	9,897,855	19,429,309	20,094,785
General and administrative	3,902,762	4,205,433	7,693,314	8,328,083
Loss on disposal of property and equipment	8,608	16,443	60,277	19,792

Operating loss	(1,603,479)	(1,149,509)	(4,513,692)	(3,215,254)
Other income (expense):
Interest expense	(440,263)	(444,744)	(994,836)	(905,519)
Other, net	20,304	12,793	34,273	22,646

Loss before income taxes	(2,023,438)	(1,581,460)	(5,474,255)	(4,098,127)
Income tax expense	51,704	—	51,704	—

Net loss	$(2,075,142)	$(1,581,460)	$(5,525,959)	$(4,098,127)

Net loss per common share and diluted share	$(0.28)	$(0.17)	$(0.75)	$(0.44)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares		Additional
	Issued and		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance at January 29, 2011	9,228,916	$923	$40,443,888	$(46,431,922)	$(5,987,111)
Stock-based compensation expense	—	—	179,827	—	179,827
Issuance of restricted stock	67,000	7	—	—	7
Net loss	—	—	—	(4,098,127)	(4,098,127)

Balance at July 30, 2011	9,295,916	$930	$40,623,715	$(50,530,049)	$(9,905,404)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 31, 2010	July 30, 2011
Operating activities
Net loss	$(5,525,959)	$(4,098,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,961,383	2,563,425
Accretion of debt discount	139,937	29,939
Stock-based compensation expense	175,874	179,827
Loss on disposal of property and equipment	60,278	19,792
Changes in operating assets and liabilities:
Accounts receivable	143,396	319,212
Inventories	(1,393,139)	997,435
Prepaid expenses and other current assets	300,219	(127,926)
Other assets	(73,462)	148,017
Accounts payable	6,765,668	3,099,914
Accrued expenses and deferred income	(536,973)	(1,149,924)
Accrued noncurrent rent liabilities	(211,199)	(596,887)

Net cash provided by operating activities	2,806,023	1,384,697
Investing activities
Purchase of property and equipment	(460,767)	(1,106,190)
Proceeds from sale of property and equipment	3,172	—

Net cash used in investing activities	(457,595)	(1,106,190)
Financing activities
Net repayments under revolving credit facility	(978,592)	(284,410)
Proceeds from exercise of stock options	384	—
Principal payments on subordinated secured term loan	(1,375,000)	—

Net cash used in financing activities	(2,353,208)	(284,410)
Net decrease in cash and cash equivalents	(4,780)	(5,903)
Cash and cash equivalents at beginning of period	154,685	146,263

Cash and cash equivalents at end of period	$149,905	$140,360

Supplemental disclosures of cash flow information
Cash paid for interest	$789,173	$832,085

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
     The Company’s losses in the first half of fiscal year 2011 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of July 30, 2011, the Company had negative working capital of $12.6 million, unused borrowing capacity under its revolving credit facility of $0.4 million, and shareholders’ deficit of $9.9 million.
     The Company’s business plan for fiscal year 2011 continues to be based on mid-single digit increases in comparable store sales for the remainder of the year. Third quarter comparable store sales through September 3, 2011 are up 2.5%. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. The Company continues to work with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continued cash flow management but does not indicate a return to profitability. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.
     On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. During the third and fourth quarters of fiscal year 2010 and the first and second quarters of 2011, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company’s business plan for fiscal year 2011 also anticipates meeting the bank covenant on this basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of September 3, 2011, the balance on the revolving line of credit was $11.7 million and unused borrowing capacity in excess of the covenant commitment was $0.6 million.

     Effective June 30, 2011, the Company amended its $4 million in aggregate principal amount of 9.5% subordinated convertible debentures, originally issued in June 2007. The amendments defer payment of principal under the debentures. Originally, all $4 million in principal amount was payable on June 30, 2012. Under the amendments, principal will be repaid in four equal annual installments of $1 million beginning on June 30, 2012. The interest rate on the debentures was also increased from 9.5% to 12% per annum. The amendments were consented to by the Company’s senior lender pursuant to an amendment to the Company’s senior credit facility. The bank amendment removed the covenant to refinance the subordinated convertible debentures and allows the Company to make the $1 million required principal payment on June 30, 2012, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
     Based on the Company’s business plan for fiscal year 2011, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility. However, given the inherent volatility in the Company’s sales performance, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to obtain alternative financing.
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
3. Revolving Credit Facility
     The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $1,054,000, $3,060,000 and $435,000 (under the terms of the new minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of July 31, 2010, January 29, 2011, and July 30, 2011. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

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
     In connection with an amendment to the Company’s subordinated convertible debentures, the Company amended its revolving credit facility to allow the Company to make a required $1 million principal payment in respect of the subordinated convertible debentures on June 30, 2012, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
4. Subordinated Debenture
     On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Steven Madden, Ltd. In connection with the agreement, the Company sold a subordinated debenture in the principal amount of $5,000,000. Under the subordinated debenture, interest payments are required to be paid quarterly at an interest rate of 11% per annum. The principal amount is required to be paid in four annual installments commencing August 31, 2017 and the subordinated debenture matures on August 31, 2020. The subordinated debenture is generally unsecured and subordinate to the Company’s other indebtedness. As additional consideration, Steven Madden, Ltd. also received 1,844,860 shares of the Company’s common stock, representing a 19.99% interest in the Company on a post-closing basis. In connection with the transaction, the Company received aggregate net proceeds of approximately $4.5 million after transaction and other costs.
     The Company allocated the net proceeds received in connection with the subordinated debenture and the related issuance of common stock based on the relative fair values of the debt and equity components of the transaction. The fair value of the 1,844,860 shares of common stock issued was estimated based on the actual market value of the Company’s common stock at the time of the transaction net of a blockage discount based on the size of the issuance relative to average trading volume in the Company’s common stock and a discount to reflect unregistered shares were issued and could not be sold on the open market. The fair value of the $5.0 million principal amount of debt was estimated based on publicly available data regarding the valuation of debt of companies with comparable credit ratings. The relative fair values of the debt and equity components were then prorated into the net proceeds received by the Company to determine the amounts to be allocated to debt and equity. Other expenses incurred by the Company relative to this transaction will be allocated either to debt issuance costs or as a reduction of additional paid-in capital based on either specific identification of the particular expenses or on a pro rata basis. The Company accretes the initial value of the debt to the nominal value of the debt over the term of the loan using the effective interest method and recognizes such accretion as a component of interest expense. Likewise, the Company amortizes the related debt issuance costs using the effective interest method and recognizes this amortization as a component of interest expense.
5. Subordinated Convertible Debentures
     The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007 and received net proceeds of approximately $3.6 million. Originally, the debentures bore interest at a rate of 9.5% per annum, payable semi-annually and the principal balance of $4,000,000 was payable in full on June 30, 2012. On June 30, 2011, the Company amended the debentures by changing the principal repayment terms to four equal annual installments of $1 million beginning on June 30, 2012. The interest rate on the debentures was also increased from 9.5% to 12% per annum. As discussed above, under the terms of the Company’s revolving credit facility, the Company is allowed to make the $1 million principal payment on June 30, 2012, which is due prior to expiration of the senior credit facility, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.

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
     The Company uses Financial Accounting Standards Board (FASB) guidance in Accounting Standards Certification (ASC) 815, Derivatives and Hedging, related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of July 31, 2010, January 29, 2011 and July 30, 2011, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.
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
     Management believes it is more likely than not that it will not be able to realize benefits of net deferred tax assets and therefore has established a valuation allowance against its net deferred tax assets. As of July 30, 2011, the Company has increased the valuation allowance to $21.3 million. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
     As of July 30, 2011, the Company has approximately $32.4 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

     Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
Current:
Federal	$(425,208)	$(596,993)	$(1,345,940)	$(1,336,085)
State and local	(44,314)	(122,955)	(243,729)	(280,607)

Total current	(469,522)	(719,948)	(1,589,669)	(1,616,692)

Deferred:
Federal	(211,275)	106,687	(379,617)	54,012
State and local	(38,414)	19,398	(69,021)	9,820

Total deferred	(249,689)	126,085	(448,638)	63,832

Valuation allowance	770,915	593,863	2,090,011	1,552,860

Total income tax expense	$51,704	$—	$51,704	$—

The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
Federal income tax at statutory rate	$(708,203)	$(553,511)	$(1,915,990)	$(1,434,344)
Impact of State NOL carryback refund restrictions	51,704	—	51,704	—
Impact of graduated Federal rates	20,234	15,815	54,743	40,981
State and local taxes, net of federal income taxes	(89,490)	(69,960)	(242,099)	(181,263)
Change in valuation allowance	770,915	593,863	2,090,012	1,552,860
Permanent differences	6,544	13,793	13,334	21,766

Total income tax expense	$51,704	$—	$51,704	$—

     Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
     Components of the Company’s deferred tax assets and liabilities are as follows:

	July 31, 2010	January 29, 2011	July 30, 2011
Deferred tax assets:
Net operating loss carryforward	$10,683,566	$10,775,110	$12,391,802
Vacation accrual	405,885	405,473	414,833
Inventory	997,214	1,191,540	1,091,098
Stock-based compensation	1,185,109	1,258,512	1,328,645
Accrued rent	3,499,297	3,372,826	3,140,040
Property and equipment	1,833,074	2,842,665	3,097,084

Total deferred tax assets	18,604,145	19,846,126	21,463,502

Deferred tax liabilities:
Prepaid expenses	150,101	103,629	168,145

Valuation allowance	(18,454,044)	(19,742,497)	(21,295,357)

Net deferred tax assets	$—	$—	$—

     The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of July 30, 2011, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

8. Stock-Based Compensation
     During the twenty-six weeks ended July 30, 2011, the Company issued 75,000 nonqualified stock options with a weighted average exercise price of $0.80. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. During the twenty-six weeks ended July 30, 2011, the Company also issued 67,000 shares of restricted common stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date. The value of the Company’s common stock on the date the restricted shares were issued was $0.80.
     The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the twenty-six weeks ended July 31, 2010 and July 30, 2011, are as follows:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 31, 2010	July 30, 2011
Options granted	227,000	75,000
Weighted-average fair value of options granted	$1.96	$0.63
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8%	2.2%
Expected volatility	97%	99%
Expected option life	6 years	6 years
9. Loss Per Share
     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and shares underlying the subordinated convertible debentures.
     The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
Numerator:
Net loss	$(2,075,142)	$(1,581,460)	$(5,525,959)	$(4,098,127)

Numerator for loss per share	(2,075,142)	(1,581,460)	(5,525,959)	(4,098,127)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(2,075,142)	$(1,581,460)	$(5,525,959)	$(4,098,127)

Denominator:
Denominator for basic loss per share — weighted average shares	7,384,056	9,295,916	7,383,566	9,278,982
Effect of dilutive securities
Stock options	—	—	—	—
Subordinated convertible debentures	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,384,056	9,295,916	7,383,566	9,278,982

     The diluted earnings per share calculation for the thirteen weeks ended July 30, 2011 excludes 33,724 incremental shares related to outstanding stock options and 518,299 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended July 30, 2011 excludes 32,151 incremental shares related to outstanding stock options and 518,299 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended July 31, 2010 excludes 34,230 incremental shares related to outstanding stock options and 481,348 incremental shares underlying subordinated convertible debentures because they are antidilutive. The diluted earnings per share calculation for the twenty-six weeks ended July 31, 2010 excludes 35,532 incremental shares related to outstanding stock options and 481,348 incremental shares underlying subordinated convertible debentures because they are antidilutive.
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
11. Fair Value of Financial Instruments
     The Company has adopted the provisions of ASC 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.

	July 31, 2010
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$149,905	$149,905
Revolving credit facility	9,553,095	9,553,095
Subordinated secured term loan	1,550,049	1,565,855
Subordinated convertible debentures	4,000,000	2,799,363

	January 29, 2011
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$146,263	$146,263
Revolving credit facility	10,449,299	10,449,299
Subordinated debenture	4,123,327	4,039,445
Subordinated convertible debentures	4,000,000	3,052,837

	July 30, 2011
	Carrying
	Amount	Fair Value
Cash and cash equivalents	$140,360	$140,360
Revolving credit facility	10,164,889	10,164,889
Subordinated debenture	4,153,266	4,071,852
Subordinated convertible debentures	4,000,000	2,815,412
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
Overview
     We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of July 30, 2011, we operated 232 stores, including 216 Bakers stores and 16 Wild Pair stores located in 34 states.
     During the first half of 2011, our net sales increased 5.2% compared to the first half of 2010, reflecting strength in our dress shoe category. Comparable store sales in the first half of 2011 increased 7.1%, compared to a decrease of 0.7% in the first half of last year. Gross profit percentage increased to 27.6% of sales in the first half of 2011 compared to 26.1% in the first half of 2010. Our net loss for the first half of 2011 decreased to $4.1 million from $5.5 million in the first half of 2010. At the end of the first half of fiscal year 2011 our inventory was 15.2% higher than at the end of the first half of fiscal year 2010 reflecting both the increased proportion of dress shoes in our product mix and increased product costs generally.
     We incurred net losses of $9.3 million and $9.1 million in fiscal years 2010 and 2009. These losses have had a significant negative impact on our financial position and liquidity. As of July 30, 2011, we had negative working capital of $12.6 million, unused borrowing capacity under our revolving credit facility of $0.4 million, and a shareholders’ deficit of $9.9 million.
     Our business plan for the remainder of fiscal year 2011 is based on mid-single digit increases in comparable store sales. Through September 3, 2011, comparable store sales year-to-date has increased 6.4%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects continual improvement in cash flow but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     Under the terms of our revolving credit facility we are subject to certain financial and other covenants. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of September 3, 2011, the balance on our revolving line of credit was $11.7 million, and our unused borrowing capacity in excess of the covenant minimum was $0.6 million.

     In June 2011, we amended our $4 million in aggregate principal amount of 9.5% subordinated convertible debentures, which were originally issued in June 2007. The amendments defer payment of principal under the debentures. Originally, all $4 million in principal amount was payable on June 30, 2012. Under the amendments, principal will be repaid in four equal annual installments of $1 million beginning on June 30, 2012. The interest rate on the debentures was also increased from 9.5% to 12% per annum. The amendments were consented to by our senior lender pursuant to an amendment to our senior credit facility. The bank amendment removed the covenant to refinance our subordinated convertible debentures and allows us to make the $1 million required principal payment on June 30, 2012, which is the only principal payment now required under the debentures prior to maturity of the credit facility on May 28, 2013, provided that certain conditions are met. These conditions include a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
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
Stock-based compensation expense
     We compensate certain employees with various forms of share-based payment awards and recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We determine the fair value of stock options using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. We also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. The assumptions and calculations are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed. Excess tax benefits related to stock option exercises are reflected as financing cash inflows and operating cash outflows.
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
     We have concluded that the realizability of net deferred tax assets is unlikely and maintain a full valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.
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
     We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of July 30, 2011, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.
Results of Operations
     The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 31,	July 30,	July 31,	July 30,
	2010	2011	2010	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	72.5	70.7	73.9	72.4

Gross profit	27.5	29.3	26.1	27.6
Selling expense	22.2	22.3	22.4	22.0
General and administrative expense	9.0	9.5	8.8	9.1
Loss on disposal of property and equipment	—	—	0.1	—

Operating loss	(3.7)	(2.5)	(5.2)	(3.5)
Interest expense	(1.0)	(1.0)	(1.1)	(1.0)

Loss before income taxes	(4.7)	(3.5)	(6.3)	(4.5)
Provision for income taxes	0.1	—	0.1	—

Net loss	(4.8)%	(3.5)%	(6.4)%	(4.5)%

     The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen	Thirteen	Twenty-	Twenty-
	Weeks	Weeks	six Weeks	six Weeks
	Ended	Ended	Ended	Ended
	July 31,	July 30,	July 31,	July 30,
	2010	2011	2010	2011
Number of stores at beginning of period	239	231	238	232
Stores opened during period	—	1	2	1
Stores closed during period	(2)	—	(3)	(1)

Number of stores at end of period	237	232	237	232

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010
     Net sales. Net sales increased to $44.3 million for the thirteen weeks ended July 30, 2011 (second quarter 2011) from $43.3 million for the thirteen weeks ended July 31, 2010 (second quarter 2010), an increase of $1.0 million. During the second quarter, sales were driven by increased demand for dress shoes including our exclusive H by Halston and Wild Pair brands. Our comparable store sales for the second quarter of 2011, including multi-channel sales, increased by 4.7% compared to a 0.2% increase in comparable store sales in the second quarter of 2010. Average unit selling prices increased 8.6% while unit sales decreased 5.2% compared to the second quarter of 2010. Our multi-channel sales increased 16.2% to $2.7 million.
     Gross profit. Gross profit increased to $13.0 million in the second quarter of 2011 from $11.9 million in the second quarter of 2010, an increase of $1.1 million or 8.7%. As a percentage of sales, gross profit increased to 29.3% in the second quarter of 2011 from 27.5% in the second quarter of 2010. We attribute the increase in gross profit to the following components: an increase of $0.7 million from improved gross margin percentage, an increase of $0.5 million from higher comparable store sales, partially offset by a decrease of $0.3 million from net store closures. Total markdown costs were $5.4 million in the second quarter of 2011 compared to $5.8 million in the second quarter of 2010.
     Selling expense. Selling expense increased to $9.9 million in the second quarter of 2011 from $9.6 million in the second quarter of 2010, an increase of $0.3 million or 2.8%, and increased as a percentage of sales to 22.3% from 22.2%. This increase was primarily the result of $0.2 million increase in store payroll expenses and $0.1 million in higher marketing expenses.
     General and administrative expense. General and administrative expense increased to $4.2 million in the second quarter of 2011 from $3.9 million in the second quarter of 2010, an increase of $0.3 million or 7.8%, and increased as a percentage of sales to 9.5% from 9.0%. The increase resulted from increased payroll related expenses.
     Interest expense. Interest expense remained flat at $0.4 million year over year.
     Net loss. We had a net loss of $1.6 million in the second quarter of 2011 compared to a net loss of $2.1 million in the second quarter of 2010.
Twenty-six Weeks Ended July 30, 2011 Compared to Twenty-six Weeks Ended July 31, 2010
     Net sales. Net sales increased to $91.3 million for the twenty-six weeks ended July 30, 2011 (first half 2011) from $86.8 million for the twenty-six weeks ended July 31, 2010 (first half 2010), an increase of $4.5 million or 5.2%, During the first half, sales were driven by increased demand for dress shoes including our exclusive H by Halston and Wild Pair brands. Our comparable store sales for the first half of 2011, including multi-channel sales, increased by 7.1% compared to a 0.7% decrease in comparable store sales in the first half of 2010. Average unit selling prices increased 10.2% and unit sales decreased 3.8% compared to the first half of 2010. Our multi-channel sales increased 10.9% to $5.5 million for the first half of 2011.
     Gross profit. Gross profit increased to $25.2 million in the first half of 2011 from $22.7 million in the first half of 2010, an increase of $2.5 million or 11.3%. As a percentage of sales, gross profit increased to 27.6% in the first half of 2011 from 26.1% in the first half of 2010. We attribute the increase in gross profit dollars to the following components: an increase of $1.6 million from higher comparable store sales, an increase of $1.4 million from improved gross margin percentage, partially offset by a decrease of $0.4 million from net store closures. Total markdown costs were $12.8 million in the first half of 2011 compared to $12.2 million in the first half of 2010.
     Selling expense. Selling expense increased to $20.1 million in the first half of 2011 from $19.4 million in the first half of 2010, an increase of $0.7 million or 3.4%, but decreased as a percentage of sales to 22.0% from 22.4%. The increase was primarily the result of $0.5 million increase in store payroll, $0.4 million increase in marketing expenses, $0.1 million increase in credit card expenses, partially offset by $0.3 million in lower store depreciation expense.
     General and administrative expense. General and administrative expense increased to $8.3 million in the first half of 2011 from $7.7 million in the first half of 2010, an increase of $0.6 million or 8.3%, and increased as a percentage of sales to 9.1% from 8.8%. The increase was primarily the result of $0.3 million of higher group health insurance costs, a $0.2 million increase in payroll costs, $0.2 million increase in travel expenses, partially offset by a $0.1 million decrease in depreciation expense.
     Interest expense. Interest expense decreased to $0.9 million in the first half of 2011 from $1.0 million in the first half of 2010.
     Net loss. We had a net loss of $4.1 million in the first half of 2011 compared to a net loss of $5.5 million in the first half of 2010.
Seasonality and Quarterly Fluctuations
     Our operating results are subject to significant seasonal variations. Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, as a result of these seasonal variances, in particular our principal selling seasons. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Sales and operating results in our third quarter are typically much weaker than in our other quarters. Quarterly comparisons may also be affected by the timing of sales promotions and costs associated with remodeling stores, opening new stores, or acquiring stores.

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
     Our losses in the first half of fiscal year 2011 and recent years have had a significant negative impact on our financial position and liquidity. As of July 30, 2011, we had negative working capital of $12.6 million, unused borrowing capacity under our revolving credit facility of $0.4 million, and negative shareholders’ equity of $9.9 million.
     Our business plan for the remainder of fiscal year 2011 is based on mid-single digit increases in comparable store sales for the remainder of the year. Through September 3, 2011, year-to-date comparable store sales have increased 6.4%. Based on our business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2011. The business plan reflects continued focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance compared to fiscal year 2010. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We continue to work with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns in order to manage availability. The business plan for fiscal year 2011 reflects improvement in cash flow but does not indicate a return to profitability. However, there is no assurance that we will achieve the sales, margin or cash flow contemplated in our business plan.
     We closely monitor the financial covenants under our revolving credit facility. The facility’s minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2011 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of September 3, 2011, the balance on our revolving line of credit was $11.7 million, and our unused borrowing capacity in excess of the covenant minimum was $0.6 million.
     In June 2011, we amended our $4 million in aggregate principal amount of 9.5% subordinated convertible debentures, which were originally issued in June 2007. The amendments defer payment of principal under the debentures. Originally, all $4 million in principal amount was payable on June 30, 2012. Under the amendments, principal will be repaid in four equal annual installments of $1 million beginning on June 30, 2012. The interest rate on the debentures was also increased from 9.5% to 12% per annum. The amendments were consented to by our senior lender pursuant to an amendment to our senior credit facility. The bank amendment removed the covenant to refinance our subordinated convertible debentures and allows us to make the $1 million required principal payment on June 30, 2012, which is the only principal payment now required under the debentures prior to maturity of the credit facility on May 28, 2013, provided that certain conditions are met. These conditions include a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
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
     The following table summarizes certain key liquidity measurements as of the dates indicated:

	July 31, 2010	January 29, 2011	July 30, 2011
Cash	$149,905	$146,263	$140,360
Inventories	21,626,346	25,911,508	24,914,073
Total current assets	24,118,149	28,513,463	27,318,846
Property and equipment, net	22,029,961	18,405,166	16,928,139
Total assets	47,072,607	48,005,687	45,186,026
Accounts payable	16,904,303	16,009,847	19,109,761
Revolving credit facility	9,553,095	10,449,299	10,164,889
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated debenture	—	4,123,327	4,153,266
Subordinated secured term loan	1,550,049	—	—
Total current liabilities	37,309,598	37,211,199	39,886,779
Total shareholders’ deficit	(3,209,548)	(5,987,111)	(9,905,404)
Net working capital	(13,191,449)	(8,707,737)	(12,567,933)
Unused borrowing capacity*	1,054,189	3,060,582	434,661

*	as calculated under the terms of our revolving credit facility
Operating activities
     Cash provided by operating activities was $1.4 million in the first half of 2011 compared to $2.8 million in the first half of 2010. Besides our net loss of $4.1 million, the most significant sources of cash provided by operating activities in the first half of 2011 primarily relate to a $1.4 million increase of accounts payable, accrued expenses and rent liabilities, as we continue to work with our vendors and landlords to maintain payment terms that are reflective of our seasonal cash flow patterns, and a $1.0 million decrease in inventory levels at the beginning of fiscal year. The most significant sources of cash provided by operating activities in the first half of 2010 primarily relate to a $6.2 million increase of accounts payable and accrued expenses, offset by a $1.4 million increase in inventory from levels at the beginning of fiscal year.
     Inventories at July 30, 2011 were $1.0 million lower than at January 29, 2011, and $3.3 million, or 15.2%, higher than at July 31, 2010, reflecting an acceleration of fall merchandise receipts. Although we believe that at July 30, 2011, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities
     Cash used in investing activities was $1.1 million in the first half of 2011 compared to $0.5 million for the first half of 2010. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.
     We currently anticipate that our capital expenditures in fiscal year 2011, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $1.7 million, which we expect to fund from internally generated cash flow.
Financing activities
     Cash used in financing activities was $0.3 million in the first half of 2011 compared to $2.4 million in cash used by financing activities for the first half of 2010. The use of cash in the first half of 2011 was the repayments of $0.3 million on our revolving line of credit. In the first half of fiscal year 2010, the principal uses of cash were the repayments of $1.0 million on our revolving line of credit and $1.4 million of principal payments on the subordinated secured term loan.
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
     In connection with an amendment to our subordinated convertible debentures, in June 2011, we amended our revolving credit facility to allow us to make a required $1 million principal payment in respect of the subordinated convertible debentures on June 30, 2012, provided that certain conditions are met, including that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
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
     We had balances under our revolving credit facility of $10.2 million, $10.4 million and $9.6 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively. We had approximately $0.4 million, $3.1 million and $1.1 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of July 30, 2011, January 29, 2011, and July 31, 2010, respectively. During the first half of fiscal years 2011 and 2010, the highest outstanding balances on our revolving credit facility were $15.9 million and $15.4 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.
Subordinated Convertible Debentures
     On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The subordinated convertible debentures are nonamortizing, originally bore interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. The amendment to our revolving credit facility, discussed above, required that we amend the subordinated convertible debentures on or before May 1, 2012, to extend the maturity to a date beyond July 27, 2013. Investors included corporate director Scott C. Schnuck, former corporate director Andrew N. Baur and an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.
     In June 2011, we amended the debentures to defer payment of principal and to increase the interest rate. Under the amendments, principal will be repaid in four equal annual installments of $1 million beginning on June 30, 2012. The interest rate on the debentures was also increased from 9.5% to 12% per annum. The amendments were consented to by our senior lender pursuant to an amendment to our senior credit facility. The bank amendment removed the covenant to refinance our subordinated convertible debentures and allows us to make the $1 million required principal payment on June 30, 2012, provided that certain conditions are met. These conditions include a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12-month period ending May 26, 2012, all as calculated pursuant to the senior credit facility.
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
     The subordinated debenture is subordinate to our other indebtedness and is generally unsecured. We are required to offer to redeem the subordinated debenture at 101% of the outstanding principal amount in certain circumstances, including a change of control of the Company (as defined in the subordinated debenture), including the termination or departure of Peter A. Edison as our Chief Executive Officer for any reason.
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
Off-Balance Sheet Arrangements
     At July 29, 2011, January 29, 2011, and July 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations
     The following table summarizes our contractual obligations as of July 30, 2011:

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$14,434,667	$2,038,000	$3,708,334	$2,221,666	$6,466,667
Operating lease obligations (2)	104,864,744	24,434,310	40,613,109	26,944,966	12,872,359
Purchase obligations (3)	28,204,701	22,954,701	3,000,000	2,250,000	—

Total	$147,504,112	$49,427,011	$47,321,443	$31,416,632	$19,339,026

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.

(2)	Includes minimum payment obligations related to our store leases.

(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.
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
     Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second quarter of fiscal year 2011.
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
Date: September 13, 2011

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Second Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated June 30, 2011. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

4.2	Amended and Restated Subordination Agreement dated June 30, 2011 by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

10.1	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated June 30, 2011 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 9 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at July 31, 2010, January 29, 2011, and July 30, 2011; (ii) Condensed Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and July 30, 2011;(iii) Condensed Statement of Shareholders’ Deficit; (iv)Condensed Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and July 30, 2011; and (v) Notes to Condensed Financial Statements for the thirteen and twenty-six weeks ended July 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.