Form 10-Q
period 2011-10-29
BAKERS FOOTWEAR GROUP INC
filed 2011-12-13
CIK 1171032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, 9,295,916 shares issued and outstanding as of December 3, 2011.

BAKERS FOOTWEAR GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	October 30, 2010	January 29, 2011	October 29, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,467	$146,263	$141,014
Accounts receivable	1,903,112	1,484,809	1,758,789
Inventories	27,477,487	25,911,508	27,717,117
Prepaid expenses and other current assets	965,404	970,883	1,352,208

Total current assets	$30,483,470	28,513,463	$30,969,128
Property and equipment, net	19,586,088	18,405,166	15,274,164
Other assets	1,098,792	1,087,058	875,705

Total assets	51,168,350	$48,005,687	47,118,997

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$16,292,855	$16,009,847	$23,184,890
Accrued expenses	8,640,830	8,519,585	8,932,093
Subordinated secured term loan	901,407	—	—
Subordinated convertible debentures – current portion	—	—	1,000,000
Sales tax payable	1,043,072	1,122,024	952,656
Deferred income	1,133,335	1,120,444	731,806
Revolving credit facility	17,495,501	10,449,299	17,373,597

Total current liabilities	45,507,000	37,221,199	52,175,042
Accrued noncurrent rent liabilities	8,911,771	8,648,272	7,819,893
Subordinated convertible debentures	4,000,000	4,000,000	3,000,000
Subordinated debenture	4,000,000	4,123,327	4,169,080
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 9,228,916 shares outstanding at October 30, 2010 and January 29, 2011 and 9,295,916 shares outstanding at October 29, 2011	923	923	930
Additional paid-in capital	40,349,781	40,443,888	40,717,822
Accumulated deficit	(51,601,125)	(46,431,922)	(60,763,770)

Total shareholders’ deficit	(11,250,421)	(5,987,111)	(20,045,018)

Total liabilities and shareholders’ deficit	$51,168,350	$48,005,687	$47,118,997

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Net sales	$40,575,879	$40,201,918	$127,393,042	$131,518,272
Cost of merchandise sold, occupancy, and buying expenses	34,225,698	35,264,873	98,373,653	101,353,821

Gross profit	6,350,181	4,937,045	29,019,389	30,164,451
Operating expenses:
Selling	9,570,751	10,010,375	29,000,060	30,105,160
General and administrative	3,831,426	3,873,335	11,524,740	12,201,418
Loss on disposal of property and equipment	7,172	10,840	67,449	30,632
Impairment of long-lived assets	1,415,979	932,879	1,415,979	932,879

Operating loss	(8,475,147)	(9,890,384)	(12,988,839)	(13,105,638)
Other income (expense):
Interest expense	(542,348)	(484,430)	(1,537,184)	(1,389,949)
Other, net	82,514	141,093	116,787	163,739

Loss before income taxes	(8,934,981)	(10,233,721)	(14,409,236)	(14,331,848)
Provision for income taxes	—	—	51,704	—

Net loss	$(8,934,981)	$(10,233,721)	$(14,460,940)	$(14,331,848)

Basic loss per share	$(1.03)	$(1.10)	$(1.85)	$(1.54)

Diluted loss per share	$(1.03)	$(1.10)	$(1.85)	$(1.54)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 29, 2011	9,228,916	$923	$40,443,888	$(46,431,922)	$(5,987,111)
Stock-based compensation expense	—	—	273,934	—	273,934
Issuance of restricted stock	67,000	7	—	—	7
Net loss	—	—	—	(14,331,848)	(14,331,848)

Balance at October 29, 2011	9,295,916	$930	$40,717,822	$(60,763,770)	$(20,045,018)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Operating activities
Net loss	$(14,460,940)	$(14,331,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,389,814	3,875,488
Accretion of debt discount	178,795	45,753
Stock-based compensation expense	269,981	273,934
Loss on disposal of property and equipment	67,449	30,632
Impairment of long-lived assets	1,415,979	932,879
Changes in operating assets and liabilities:
Accounts receivable	(352,385)	(273,980)
Inventories	(7,244,280)	(1,805,609)
Prepaid expenses and other current assets	269,383	(381,325)
Other assets	(13,713)	206,651
Accounts payable	6,154,220	7,175,043
Accrued expenses and deferred income	978,113	(145,498)
Accrued noncurrent rent liabilities	(271,985)	(828,379)

Net cash used in operating activities	(8,619,569)	(5,226,259)
Investing activities
Purchase of property and equipment	(852,334)	(1,703,288)
Proceeds from sale of property and equipment	3,282	—

Net cash used in investing activities	(849,052)	(1,703,288)
Financing activities
Net advances under revolving credit facility	6,963,814	6,924,298
Net proceeds from the issuance of subordinated secured term loan and common stock	4,549,704	—
Costs of issuing subordinated term loan and common stock	385	—
Principal payments on subordinated secured term loan	(2,062,500)	—

Net cash provided by financing activities	9,451,403	6,924,298

Net decrease in cash and cash equivalents	(17,218)	(5,249)
Cash and cash equivalents at beginning of period	154,685	146,263

Cash and cash equivalents at end of period	$137,467	$141,014

Supplemental disclosures of cash flow information
Cash paid for interest	$1,048,992	$1,161,945

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

The Company’s losses in the first thirty-nine weeks of fiscal year 2011 and fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of October 29, 2011, the Company had negative working capital of $21.2 million, unused borrowing capacity under its revolving credit facility of $1.0 million, and shareholders’ deficit of $20.0 million.

Comparable store sales for the first six weeks of the fourth quarter of 2011, through December 10, 2011, decreased 5.5%, reflecting lower demand for dress boots. The Company expects comparable store sales will continue lower for the remainder of the fourth quarter. The lower projected sales in the fourth quarter of fiscal year 2011 places additional pressure on the Company’s liquidity position.

The Company has updated its business plan for the remainder of fiscal year 2011 and for fiscal year 2012 to reflect anticipated mid-single digit decreases in comparable store sales for the remainder of fiscal year 2011, generally flat comparable sales for the first half of fiscal year 2012 and mid-single digit increases in comparable sales for the second half of 2012. The Company expects to maintain adequate liquidity for the remainder of fiscal year 2011 by working with its landlords and vendors to arrange payment terms that are reflective of its current cash flow. However, the Company does not expect to achieve significant additional liquidity through further extensions of payment terms. Also, the Company is initiating a plan to achieve $10.0 million of margin enhancements and cost cuts and is exploring opportunities to generate cash through the sale of selected corporate assets. The business plan for fiscal year 2012 reflects increased focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. The Company will need to continue working with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns. However, there is no assurance that the Company will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in its business plan.

On May 28, 2010, the Company amended its revolving credit facility. The amendment extended the maturity of the credit facility to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan. The Company did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the Debenture and Stock Purchase Agreement discussed below. During the third and fourth quarters of fiscal year 2010 and the first three quarters of 2011, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company’s business plan for the remainder of fiscal year 2011 and 2012 also anticipates meeting the bank covenant on this basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of December 10, 2011, the balance on the revolving line of credit was $17.0 million and unused borrowing capacity in excess of the covenant commitment was $1.3 million.

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

Based on the Company’s business plans for fiscal years 2011 and 2012 including the anticipated impact of the margin improvement and cost reduction program, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in June 2012. However, given the inherent volatility in the Company’s sales performance such as the anticipated decreased comparable store sales in the fourth quarter of fiscal year 2011, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the current state of the economy, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

The Company continues to face considerable liquidity constraints. Although the Company believes the business plan, including the cost reduction and margin improvement plan, is achievable, should the Company fail to achieve the sales or gross margin levels anticipated, or if the Company were to incur significant unplanned cash outlays, it would quickly become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund its operations. In recognition of existing liquidity constraints, the Company continues to look for additional sources of capital at acceptable terms. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

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

3. Impairment of Long-Lived Assets

The Company reviews long-lived assets to be “held and used” for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the thirty-nine weeks ended October 29, 2011 and October 30, 2010, the Company recorded $932,879 and $1,415,979, respectively, in noncash charges to earnings related to the impairment of long-lived assets.

4. Revolving Credit Facility

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $2,814,000, $3,060,000 and $993,000 (under the terms of the minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of October 30, 2010, January 29, 2011, and October 29, 2011. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

As described in Note 2, on May 28, 2010, the Company amended its revolving credit agreement. The amendment extended the maturity of the credit facility from January 31, 2011 to May 28, 2013, modified the calculation of the borrowing base, added a new minimum availability or adjusted EBITDA interest coverage ratio covenant, added an obligation for the Company to extend the maturity of its subordinated convertible debentures, and made other changes to the agreement. The Company incurred fees and expenses of approximately $250,000 in connection with this amendment. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of the Company’s adjusted EBITDA to its interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in the Company’s subordinated secured term loan.

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

The Company uses Financial Accounting Standards Board (FASB) guidance in Accounting Standards Certification (ASC) 815, Derivatives and Hedging, related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of October 30, 2010, January 29, 2011 and October 29, 2011, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

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

8. Income Taxes

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

Management believes it is more likely than not that the Company will not be able to realize benefits of net deferred tax assets, and therefore has established a valuation allowance against its net deferred tax assets. As of October 29, 2011, the Company has increased the valuation allowance to $25.2 million. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

As of October 29, 2011, the Company has approximately $39.9 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Current:
Federal	$(1,739,470)	$(2,389,538)	$(3,085,410)	$(3,725,623)
State and local	(399,418)	(529,733)	(643,147)	(810,340)

Total current	(2,138,888)	(2,919,271)	(3,728,557)	(4,535,963)

Deferred:
Federal	(1,089,568)	(851,921)	(1,469,185)	(797,910)
State and local	(198,103)	(154,895)	(267,124)	(145,074)

Total deferred	(1,287,671)	(1,006,816)	(1,736,309)	(942,984)

Valuation allowance	3,426,559	3,926,087	5,516,570	5,478,947

Total income tax expense	$—	$—	$51,704	$—

The differences between income tax expense at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Federal income tax at statutory rate	$(3,127,243)	$(3,581,802)	$(5,043,233)	$(5,016,147)
Impact of State NOL carryback refund restrictions	—	—	51,704	—
Impact of graduated Federal rates	89,350	102,337	144,092	143,318
State and local taxes, net of federal income taxes	(395,118)	(452,547)	(637,216)	(633,810)
Change in valuation allowance	3,426,558	3,926,087	5,516,570	5,478,947
Permanent differences	6,453	5,925	19,787	27,692

Total income tax expense	$—	$—	$51,704	$—

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows:

	October 30, 2010	January 29, 2011	October 29, 2011
Deferred tax assets:
Net operating loss carryforward	$12,822,453	$10,775,110	$15,311,073
Vacation accrual	410,565	405,473	419,513
Inventory	1,419,073	1,191,540	1,433,626
Stock-based compensation	1,221,810	1,258,512	1,365,346
Accrued rent	3,475,591	3,372,826	3,049,759
Property and equipment	2,664,962	2,842,665	3,770,303

Total deferred tax assets	22,014,454	19,846,126	25,349,620

Deferred tax liabilities:
Prepaid expenses	133,851	103,629	128,176

Valuation allowance	(21,880,603)	(19,742,497)	(25,221,444)

Net deferred tax assets	$—	$—	$—

The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of October 29, 2011, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

9. Stock-Based Compensation

During the thirty-nine weeks ended October 29, 2011, the Company issued 75,000 nonqualified stock options with a weighted average exercise price of $0.80. During the thirty-nine weeks ended October 30, 2010, the Company issued 227,000 nonqualified stock options with a weighted average exercise price of $2.50.These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. During the thirty-nine weeks ended October 29, 2011, the Company also issued 67,000 shares of restricted common stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date.

The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirty-nine weeks ended October 30, 2010 and October 29, 2011, are as follows:

	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Options granted	227,000	75,000
Weighted-average fair value of options granted	$1.96	$0.63
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.8%	2.2%
Expected volatility	97%	99%
Expected option life	6 years	6 years

10. Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of outstanding stock options and warrants and shares underlying the subordinated convertible debentures.

The following table sets forth the components of the computation of basic and diluted loss per share for the periods indicated.

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011
Numerator:
Net loss	$(8,934,981)	$(10,233,721)	$(14,460,940)	$(14,331,848)

Numerator for loss per share	(8,934,981)	(10,233,721)	(14,460,940)	(14,331,848)

Interest expense related to convertible debentures	—	—	—	—
Numerator for diluted loss per share	$(8,934,981)	$(10,233,721)	$(14,460,940)	$(14,331,848)

Denominator:
Denominator for basic loss per share — weighted average shares	8,701,813	9,295,916	7,822,982	9,284,627
Effect of dilutive securities
Stock options	—	—	—	—

Subordinated convertible debentures	—	—	—	—

Denominator for diluted loss per share — adjusted weighted average shares and assumed conversions	8,701,813	9,295,916	7,822,982	9,284,627

The diluted loss per share calculation for the thirteen weeks ended October 29, 2011 excludes 28,627 incremental shares related to outstanding stock options and 518,299 incremental shares underlying convertible debentures because they are antidilutive. The diluted loss per share calculation for the thirty-nine weeks ended October 29, 2011 excludes 31,130 incremental shares related to outstanding stock options and 518,299 incremental shares underlying convertible debentures because they are antidilutive. The diluted loss per share calculation for the thirteen weeks ended October 30, 2010 excludes 28,365 incremental shares related to outstanding stock options and 508,148 incremental shares underlying convertible debentures because they are antidilutive. The diluted loss per share calculation for the thirty-nine weeks ended October 30, 2010 excludes 34,241 incremental shares related to outstanding stock options and 490,281 incremental shares underlying convertible debentures because they are antidilutive.

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

12. Fair Value of Financial Instruments

The Company has adopted the provisions of ASC 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.

	October 30, 2010
	Carrying Amount	Fair Value
Cash and cash equivalents	$137,467	$137,467
Revolving credit facility	17,495,501	17,495,501
Subordinated debenture	4,000,000	4,000,000
Subordinated secured term loan	901,407	901,407
Subordinated convertible debentures	4,000,000	3,017,090

	January 29, 2011
	Carrying Amount	Fair Value
Cash and cash equivalents	$146,263	$146,263
Revolving credit facility	10,449,299	10,449,299
Subordinated debenture	4,123,327	4,039,445
Subordinated convertible debentures	4,000,000	3,052,837

	October 29, 2011
	Carrying Amount	Fair Value
Cash and cash equivalents	$141,014	$141,014
Revolving credit facility	17,373,597	17,373,597
Subordinated debenture	4,169,080	3,937,837
Subordinated convertible debentures	4,000,000	3,034,388

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated secured term loan, the subordinated convertible debentures and the subordinated debenture have been estimated based on current rates available to the Company for similar debt of the same maturity.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of October 29, 2011, we operated 233 stores, including 217 Bakers stores and 16 Wild Pair stores located in 34 states.

During the first thirty-nine weeks of 2011, our net sales increased 3.2% compared to the first thirty-nine weeks of 2010, as strong spring sales of dress shoes were partially offset by lower demand for opened up footwear in the summer and for dress boots in the fall. Comparable store sales in the first thirty-nine weeks of 2011 increased 5.1%, compared to an increase of 1.3% in the first thirty-nine weeks of last year. Gross profit percentage increased to 22.9% of sales in the first thirty-nine weeks of 2011 compared to 22.8% in the first thirty-nine weeks of 2010. We recognized noncash impairment expense of $0.9 million compared to $1.4 million last year. Our net loss was $14.3 million for the first thirty nine weeks of 2011, compared to a net loss of $14.5 million in the first thirty nine weeks of 2010.

Comparable store sales for the first six weeks of the fourth quarter of 2011, through December 10, 2011, decreased 5.5% reflecting lower demand for dress boots. We expect comparable store sales will continue lower for the remainder of the fourth quarter. The lower projected sales in the fourth quarter of fiscal year 2011 places additional pressure on our liquidity position.

Our losses in the first thirty-nine weeks of fiscal year 2011 and fiscal years after 2005 have had a significant negative impact on our financial position and liquidity. As of October 29, 2011, we had negative working capital of $21.2 million, unused borrowing capacity under our revolving credit facility of $1.0 million, and a shareholders’ deficit of $20.0 million.

As discussed in more detail in the “Liquidity and Capital Resources” section below, We have updated our business plan for the remainder of fiscal year 2011 and for fiscal year 2012 to reflect anticipated mid-single digit decreases in comparable store sales for the remainder of fiscal year 2011, generally flat comparable sales for the first half of fiscal year 2012 and mid-single digit increases in comparable sales for the second half of 2012. We expect to maintain adequate liquidity for the remainder of fiscal year 2011 by working with our landlords and vendors to arrange payment terms that are reflective of our current cash flow. However, we do not expect to achieve significant additional liquidity through further extensions of payment terms. Also, we are initiating a plan to achieve $10.0 million of margin enhancements and cost cuts and are exploring opportunities to generate cash through the sale of selected corporate assets. The business plan for fiscal year 2012 reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. However, there is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Under the terms of our revolving credit facility we are subject to certain financial and other covenants. The minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance discussed below. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2011 and 2012 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of December 3, 2011, the balance on our revolving line of credit was $18.6 million, and our unused borrowing capacity in excess of the covenant minimum was $0.4 million.

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

Based on our business plans for the remainder of fiscal year 2011 and for fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in June 2012. However, given the inherent volatility in our sales performance such as the anticipated decreased comparable store sales in the fourth quarter of fiscal year 2011, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

We continue to face considerable liquidity constraints. Although we believe our revised business plan, including our margin improvement and cost reduction plan, is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would quickly become necessary for us to seek additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. Please see Item 1.A. Risk Factors – “Our fourth quarter 2011 sales trends have weakened and we are initiating a cost reduction and margin improvement plan that must be successful over the next year, or we may fail to maintain a liquidity position adequate to support our ongoing operations” in Part II of this Quarterly Report on Form 10-Q,which is incorporated herein by reference.

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

During the thirty-nine weeks ended October 29, 2011, we recorded $0.9 million in noncash charges to earnings related to the impairment of furniture, fixtures and equipment, leasehold improvements, and other assets at certain underperforming stores. We recognized impairment expense of $1.4 million during the thirty-nine weeks ended October 30, 2010.

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

We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of October 29, 2011, we have not recorded any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty- nine Weeks Ended October 30, 2010	Thirty- nine Weeks Ended October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	84.4	87.7	77.2	77.1

Gross profit	15.6	12.3	22.8	22.9
Selling expense	23.6	24.9	22.8	22.9
General and administrative expense	9.4	9.6	9.0	9.3
Loss on disposal of property and equipment	—	—	0.1	—
Impairment of long-lived assets	3.5	2.3	1.1	0.7

Operating loss	(20.9)	(24.5)	(10.2)	(10.0)
Other income, net	0.2	0.3	0.1	0.1
Interest expense	(1.3)	(1.2)	(1.2)	(1.0)

Loss before income taxes	(22.0)	(25.4)	(11.3)	(10.9)
Provision for income taxes	—	—	—	—

Net loss	(22.0)%	(25.4)%	(11.3)%	(10.9)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 29, 2011	Thirty- nine Weeks Ended October 30, 2010	Thirty- nine Weeks Ended October 29, 2011
Number of stores at beginning of period	237	232	238	232
Stores opened during period	2	1	4	2
Stores closed during period	(3)	—	(6)	(1)

Number of stores at end of period	236	233	236	233

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Net sales. Net sales decreased to $40.2 million for the thirteen weeks ended October 29, 2011 (third quarter 2011) from $40.6 million for the thirteen weeks ended October 30, 2010 (third quarter 2010), a decrease of $0.4 million or 1.0%, reflecting a softening in sales of dress shoes along with lower demand for opened up footwear and dress boots. Our comparable store sales for the third quarter of 2011 increased by 1.0% compared to a 5.9% increase in comparable store sales in the third quarter of 2010. Average unit selling prices increased 8.0% while unit sales decreased 7.7% compared to the third quarter of 2010. Our multi-channel sales increased 37.4% to $3.6 million.

Gross profit. Gross profit decreased to $4.9 million in the third quarter of 2011 from $6.4 million in the third quarter of 2010, a decrease of $1.5 million, or 22.2%. As a percentage of sales, gross profit decreased to 12.3% in the third quarter of 2011 from 15.7% in the third quarter of 2010. We attribute the decrease in gross profit dollars to the following components: a decrease of $1.4 million from reduced gross margin percentage and a decrease of $0.1 million from net store closures. Total markdown costs increased to $10.0 million in the third quarter of 2011 from $9.1 million in the third quarter of 2010.

Selling expense. Selling expense increased to $10.0 million in the third quarter of 2011 from $9.6 million in the third quarter of 2010, an increase of $0.4 million or 4.6%, and increased as a percentage of sales to 24.9% from 23.6%. The increase was primary the result of $0.4 million increase in marketing expenses.

General and administrative expense. General and administrative expense increased to $3.9 million in the third quarter of 2011 from $3.8 million in the third quarter of 2010, an increase of $0.1 million or 1.0%, and increased as a percentage of sales to 9.6% from 9.4%.

Impairment of long-lived assets. Based on the criteria in ASC 360, long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. During the third quarter of 2011, we recognized $0.9 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores compared to $1.4 million in the third quarter of 2010.

Interest expense. Interest expense remained flat at $0.5 million year over year.

Net loss. Net loss increased to $10.2 million in the third quarter of 2011 compared to a net loss of $8.9 million in the third quarter of 2010.

Thirty-nine Weeks Ended October 29, 2011 Compared to Thirty-nine Weeks Ended October 30, 2010

Net sales. Net sales increased to $131.5 million for the thirty-nine weeks ended October 29, 2011 from $127.4 million for the thirty-nine weeks ended October 30, 2010, an increase of $4.1 million or 3.2%, as strong spring sales of dress shoes were partially offset by lower demand for opened up footwear in the summer and for dress boots in the fall. Our comparable store sales for the first thirty-nine weeks of 2011 increased by 5.1% compared to a 1.3% increase in comparable store sales in the first thirty-nine weeks of 2010. Average unit selling prices increased 9.4% and unit sales decreased 4.9% compared to the first thirty-nine weeks of 2010. Our multi-channel sales increased 20.0% to $9.1 million for the first three quarters of 2011.

Gross profit. Gross profit increased to $30.2 million in 2011 from $29.0 million in 2010, an increase of $1.2 million or 3.9%. As a percentage of sales, gross profit increased to 22.9% in 2011 from 22.8% in 2010. We attribute the increase in gross profit dollars to the following components: an increase $1.6 million from our comparable store sales increase, partially offset by a $0.4 million decrease from net store closures. Total markdown costs increased to $22.8 million in the first thirty-nine weeks of 2011 from $21.2 million in the first thirty-nine weeks of 2010.

Selling expense. Selling expense increased to $30.1 million in 2011 from $29.0 million in 2010, an increase of $1.1 million or 3.8%, and increased as a percentage of sales to 22.9% from 22.8%. This increase primarily reflects a $0.9 million increase in marketing expenses, $0.5 million increase in store payroll expenses, $0.1 million increase in credit and gift card expenses, partially offset by $0.4 million decrease in lower store depreciation expense.

General and administrative expense. General and administrative expense increased to $12.2 million in 2011 from $11.5 million in 2010, an increase of $0.7 million or 5.9%, and increased as a percentage of sales to 9.3% from 9.0%. This increase primarily reflects $0.3 million of higher group health insurance costs, $0.3 million increase in payroll costs, $0.2 million increase in travel and meal expenses, partially offset by a $0.1 decrease in depreciation.

Impairment of long-lived assets. During the first three quarters of 2011, we recognized $0.9 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. We recognized $1.4 million of impairment expense in the first three quarters of 2010.

Interest expense. Interest expense decreased to $1.4 million in 2011 from $1.5 million in 2010.

Net loss. We had a net loss of $14.3 million in the first three quarters of 2011 compared to a net loss of $14.5 million in the first three quarters of 2010.

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

Our losses in the first three quarters of fiscal year 2011 and recent years have had a significant negative impact on our financial position and liquidity. As of October 29, 2011, we had negative working capital of $21.2 million, unused borrowing capacity under our revolving credit facility of $1.0 million, and shareholders’ deficit of $20.0 million.

We have updated our business plan for the remainder of fiscal year 2011 and for fiscal year 2012 to reflect anticipated mid-single digit decreases in comparable store sales for the remainder of fiscal year 2011, generally flat comparable sales for the first half of fiscal year 2012 and mid-single digit increases in comparable sales for the second half of 2012. The lower projected sales in the fourth quarter of fiscal year 2011 place additional pressure on our liquidity position. We expect to maintain adequate liquidity for the remainder of fiscal year 2011 by working with our landlords and vendors to arrange payment terms that are reflective of our current cash flow. However, we do not expect to achieve significant additional liquidity through further extensions of payment terms. Also, we are initiating a plan to achieve $10.0 million of margin enhancements and cost cuts and are exploring opportunities to generate cash through the sale of selected corporate assets. The business plan for fiscal year 2012 reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. However, there is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

We closely monitor the financial covenants under our revolving credit facility. The facility’s minimum availability or adjusted EBITDA interest coverage ratio covenant requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The adjusted EBITDA calculation is substantially similar to the calculation used previously in our subordinated secured term loan. We did not meet these covenants for the months of June and July 2010; however, this covenant violation was waived by the bank in connection with the August 2010 debt and equity issuance. Beginning with the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for the remainder of 2011 and 2012 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of December 3, 2011, the balance on our revolving line of credit was $18.6 million, and our unused borrowing capacity in excess of the covenant minimum was $0.4 million.

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

Based on our updated business plan for fiscal year 2011, and for fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in June 2012. However, given the inherent volatility in our sales performance, such as the anticipated decreased comparable store sales in the fourth quarter of fiscal year 2011, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply would be a default under the terms of the revolving credit facility and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

We continue to face considerable liquidity constraints. Although we believe our updated business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to quickly seek additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

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

The following table summarizes certain key liquidity measurements as of the dates indicated:

	October 30, 2010	January 29, 2011	October 29, 2011
Cash	$137,467	$146,263	$141,014
Inventories	27,477,487	25,911,508	27,717,117
Total current assets	30,483,470	28,513,463	30,969,128
Property and equipment, net	19,586,088	18,405,166	15,274,164
Total assets	51,168,350	48,005,687	47,118,997
Accounts Payable	16,292,855	16,009,847	23,184,890
Revolving credit facility	17,495,501	10,449,299	17,373,597
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated debenture	4,000,000	4,123,327	4,169,080
Subordinated secured term loan	901,407	—	—
Total current liabilities	45,507,000	37,211,199	52,175,042
Total shareholders’ deficit	(11,250,421)	(5,987,111)	(20,045,018)
Net working capital	(15,023,530)	(8,707,737)	(21,205,914)
Unused borrowing capacity*	2,813,626	3,060,582	993,008

*	as calculated under the terms of our revolving credit facility

Operating activities

Cash used in operating activities was $5.2 million in the first three quarters of 2011 compared to $8.6 million in the first three quarters of 2010. Other than our net loss of $14.3 million, the most significant use of cash in operating activities in the first three quarters of 2011 relates to a $1.8 million increase in inventory partially offset by significant noncash expenses ($3.9 million of depreciation, $0.9 million of impairment expense and $0.3 million of stock-based compensation expense and accretion of debt discount) and a $6.2 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.

Besides our net loss of $14.5 million in the first three quarters of 2010, the most significant use of cash in operating activities in the first three quarters of 2010 relates to a $7.2 million increase in inventory partially offset by significant noncash expenses ($4.4 million of depreciation, $1.4 million of impairment expense, $0.3 million of stock-based compensation expense and $0.2 million of accretion of debt discount) and a $6.9 million increase of accounts payables, accrued expenses and accrued liabilities, as we have been working with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.

Inventories at October 29, 2011 increased $0.2 million, or 1.0%, over inventories at October 30, 2010. We believe that at October 29, 2011, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities

Cash used in investing activities was $1.7 million in the first three quarters of 2011 compared to $0.8 million for the first three quarters of 2010. During each period, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

We currently anticipate that our capital expenditures in fiscal year 2011, primarily related to new stores, store remodeling, distribution and general corporate activities, will be approximately $2.0 million, which we expect to fund from internally generated cash flow.

Financing activities

Cash provided by financing activities was $6.9 million in the first three quarters of 2011 compared to $9.5 million for the first three quarters of 2010. The source of cash from financing activities in the first three quarters of 2011 was the net draws of $6.9 million on our revolving line of credit. The principal sources of cash from financing activities in the first three quarters of 2010 were the net draws of $7.0 million on our revolving line of credit, $4.5 million aggregate net proceeds from the issuance of common stock and the subordinated debenture, partially offset by $2.1 million of principal payments on our prior subordinated secured term loan.

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

We had balances under our revolving credit facility of $17.4 million, $10.4 million and $17.5 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively. We had approximately $1.0 million, $3.1 million and $2.8 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of October 29, 2011, January 29, 2011, and October 30, 2010, respectively. During the first thirty-nine weeks of fiscal years 2011 and 2010, the highest outstanding balances on our revolving credit facility were $17.6 million and $17.5 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

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

Off-Balance Sheet Arrangements

At October 29, 2011, January 29, 2011, and October 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations

The following table summarizes our contractual obligations as of October 29, 2011:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-term debt obligations (1)	$14,434,667	$2,038,000	$3,708,334	$2,221,666	$6,466,667
Operating lease obligations (2)	124,920,165	24,680,782	44,876,885	34,100,154	21,262,344
Purchase obligations (3)	35,141,730	29,891,730	3,000,000	2,250,000	—

Total	$174,496,562	$56,610,512	$51,585,219	$38,571,820	$27,729,011

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.
(2)	Includes minimum payment obligations related to our store leases.
(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

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

Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s third quarter of fiscal year 2011.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our fourth quarter 2011 sales trends have weakened and we are initiating a cost reduction and margin improvement plan that must be successful over the next year, or we may fail to maintain a liquidity position adequate to support our ongoing operations.

We incurred significant net losses in the last few years and in the first three quarters of fiscal 2011. These losses have had a significant negative impact on our financial position and liquidity. As of October 29, 2011, we had negative working capital of $21.2 million, unused borrowing capacity under our revolving credit facility of $1.0 million, and a shareholders’ deficit of $20.0 million.

We have updated our business plan for the remainder of fiscal year 2011 and for fiscal year 2012 to reflect anticipated mid-single digit decreases in comparable store sales for the remainder of fiscal year 2011, generally flat comparable sales for the first half of fiscal year 2012 and mid-single digit increases in comparable sales for the second half of 2012. The lower projected sales in the fourth quarter of fiscal year 2011 place additional pressure on our liquidity position. We expect to maintain adequate liquidity for the remainder of fiscal year 2011 by working with our landlords and vendors to arrange payment terms that are reflective of our current cash flow. However, we do not expect to achieve significant additional liquidity through further extensions of payment terms. Also, we are initiating a plan to achieve $10.0 million of margin enhancements and cost cuts and are exploring opportunities to generate cash through the sale of selected corporate assets. The business plan for fiscal year 2012 reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. However, there is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

If we do not achieve our updated business plan and our margin improvement and cost reduction plan, or if we were to incur significant unplanned cash outlays, it would become necessary for us to quickly seek additional sources of liquidity, or to find additional cost cutting measures. Any future financing would be subject to our financial results, market conditions and the consent of our lenders. We may not be able to obtain additional financing or we may only be able to obtain such financing on terms that are substantially dilutive to our current shareholders and that may further restrict our business activities. If we cannot obtain needed financing, our operations may be materially negatively impacted and we may be forced into bankruptcy or to cease operations and you could lose your investment in the Company.

For more information, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2011.

ITEM 6. EXHIBITS

See Exhibit Index herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2011

BAKERS FOOTWEAR GROUP, INC.
(Registrant)

By:	/s/ Peter A. Edison
Peter A. Edison
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)
Bakers Footwear Group, Inc.
(On behalf of the Registrant)

By:	/s/ Charles R. Daniel, III
Charles R. Daniel, III
Executive Vice President and Chief Financial Officer, Controller, Treasurer, and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 10 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at October 30, 2010, January 29, 2011, and October 29, 2011; (ii) Condensed Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 29, 2011; (iii) Condensed Statement of Shareholders’ Deficit; (iv) Condensed Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 29, 2011; and (v) Notes to Condensed Financial Statements for the thirteen and thirty-nine weeks ended October 29, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.