Form 10-K
period 2012-01-28
BAKERS FOOTWEAR GROUP INC
filed 2012-04-27
CIK 1171032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $1.01 for the shares on the OTC Bulletin Board) was approximately $4,848,002, as of July 30, 2011. For this purpose, shares of the registrant’s common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant’s executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 14, 2012 there were 9,295,916 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant’s 2011 fiscal year (the “2012 Proxy Statement”) are incorporated by reference in Part III.

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

As of January 28, 2012, we operated a total of 227 stores, including 13 stores in the Wild Pair format. The Bakers stores target young women between the ages of 16 and 35. We believe this target customer is in a growing demographic segment, is extremely appearance conscious and spends a high percentage of disposable income on footwear, accessories and apparel. The Wild Pair chain offers edgier, faster fashion-forward footwear that reflects the attitude and lifestyles of young women between the ages of 17 and 29. As a result of carrying a greater proportion of national brands, Wild Pair has somewhat higher average prices than our Bakers stores. As of April 21, 2012, we operated 225 stores, including 12 Wild Pair stores.

Our fiscal year is the standard retail calendar, which closes on the Saturday closest to January 31. In this Annual Report on Form 10-K, we refer to the fiscal years ended February 2, 2008, January 31, 2009, January 30, 2010, January 29, 2011, and January 28, 2012 as “fiscal year 2007,” “fiscal year 2008,” “fiscal year 2009,” “fiscal year 2010,” and “fiscal year 2011” respectively. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year,” appearing elsewhere herein. When this report uses the words “Company,” “we,” “us” or “our,” these words refer to Bakers Footwear Group, Inc., unless the context otherwise requires.

Recent Developments

During fiscal 2011, our net sales decreased 0.3% compared to the prior year, reflecting strong demand for dress shoes in the spring, offset by weakness in demand for opened up footwear in the summer and for dress boots in the fall. Comparable store sales in fiscal 2011 increased 1.3%. Gross profit percentage decreased to 25.0% of sales compared to 26.7% in the prior year, reflecting the impact of weak fourth quarter sales and increased promotional activity. We recognized noncash impairment expense of $1.9 million compared to $1.4 million last year.

On December 28, 2011, we sold our rights to the Wild Pair trademark to Steven Madden, Ltd. (“Madden”). We retain a non-exclusive, royalty free license that will allow us to continue to offer Wild Pair merchandise in our stores as long as we comply with the agreement. The license is generally not transferrable. We received net proceeds of approximately $3.8 million which we recognized as gain from disposal of property and equipment in fiscal year 2011.

We incurred net losses of $11.0 million and $9.3 million in fiscal years 2011 and 2010, but achieved increases in comparable store sales of 1.3% and 1.7% in fiscal years 2011 and 2010, respectively. Fiscal year 2011 marked our fifth consecutive year of comparable store sales increases. Our losses in fiscal years after 2005 have had a significant negative impact on our financial position and liquidity. As of January 28, 2012, we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and a shareholders’ deficit of $16.6 million.

On April 26, 2012, in order to maintain compliance, we amended our subordinated convertible debentures to reschedule the principal payments from four annual payments commencing June 30, 2012 to four annual payments commencing February 15, 2013 and increased the interest rate to 13% per annum from 12% per annum.

Our business plan for fiscal year 2012 is based on generally flat comparable store sales for the first half of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Also, as part of our business plan we initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. The plan also includes targeted increases in selling, general and administrative expenses to support the sales plan. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. We do not expect to achieve significant additional liquidity through further extensions of payment terms. However, there is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Based on our business plan for fiscal year 2012, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the subordinated convertible debentures in February 2013. However, given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and our recent inability to comply with the ratio requirement, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply with the financial covenants of the revolving credit facility or the payment terms of the subordinated convertible debentures may result in a default under the terms of the respective instruments and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we will be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

We continue to face considerable liquidity constraints. Although we believe the business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. See “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends while successfully implementing our margin enhancement and cost reduction plan, we could fail to maintain a liquidity position adequate to support our ongoing operations.” herein.

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

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2011 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

As previously disclosed in a Current Report on Form 8-K filed on April 20, 2012, our Board of Directors adopted the Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan and a related form of RSU Award Agreement, which provides for awards of restricted stock units covering up to 1,010,000 shares of our common stock. Awards related to all of these shares are expected to be issued in the second quarter of fiscal year 2012. Generally, the awards will be paid out in common stock only if the vesting conditions are met. These conditions require, among other things, a minimum of two years of continuous service from the date of grant and satisfaction of additional vesting triggers based on the closing price of our common stock ranging from $2 to $3 per share. The awards expire after five years if the vesting conditions are not met.

Company History

We were founded in 1926 as Weiss-Kraemer, Inc., later renamed Weiss and Neuman Shoe Co., a regional chain of footwear stores. In 1997, we were acquired principally by our current chief executive officer, Peter Edison, who had previously served in various senior management positions at Edison Brothers Stores, Inc. In June 1999, we purchased selected assets of the Bakers and Wild Pair chains, including approximately 200 store locations and inventory from Edison Brothers, which had previously filed for bankruptcy protection. We retained the majority of Bakers’ employees and key senior management and closed or re-merchandised our stores into the Bakers or Wild Pair formats. In February 2001, we changed our name to Bakers Footwear Group, Inc. In February 2004 we conducted our initial public offering.

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

Improving Comparable Store Sales and Margin Improvement

•

We strive to improve our comparable stores sales by focusing on our brands, H by Halston and Wild Pair, in our Bakers stores to provide further differentiation in our offerings and focusing on increasing customer loyalty and broadening our customer reach. We also plan to continue to expand our multi-channel sales presence. We are implementing a plan to achieve up to $10 million in margin enhancements and cost cuts. This plan includes streamlining our freight, travel, marketing, administrative and other costs appropriately reducing inventory purchases.

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

•

We also seek to improve comparable store sales increases through branded and private label accessories. Accessories accounted for 11.8% of merchandise sales in fiscal year 2011 and we believe that there is significant potential to expand our accessory sales and margins.

•

Our stores sell national branded footwear and accessories because we believe that branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic, increasing our overall sales volume and profitability, while reducing our overall exposure to fashion risk. We believe the presence of national branded merchandise in our product mix will also increase the sales of our private label merchandise. We continue to add sought after brands and to enhance the value of our private label assortment. Approximately 8.0% of our net shoe sales for fiscal year 2011 consisted of branded footwear.

Web Strategy

For fiscal year 2011, our multi-channel sales were $15.4 million, a 31.2% increase over fiscal year 2010. We believe our Web presence is important in expanding our ability to reach our target customer base and enhances the services we provide our customers. Furthermore, we believe our Internet store and our social media efforts increases customer traffic at our Bakers stores and enables potential customers to locate our stores.

New Store Strategy

We have limited our store expansion plans until our liquidity improves. Over the long-term, we believe that there are substantial opportunities for us to grow our business.

We opened three stores in fiscal year 2011, four stores in fiscal year 2010 and four stores in fiscal year 2009. We do not project to open any new stores in fiscal year 2012. In selecting specific sites, we look for high traffic locations primarily in regional shopping malls. We evaluate proposed sites based on the traffic patterns, type and quality of other tenants, average sales per square foot achieved by neighboring stores, lease terms and other factors considered important with respect to a specific location. We constantly update our search for new locations.

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

Private Label.

Our private label merchandise, which comprised approximately 92.0% of our net shoe sales in fiscal year 2011, is generally sold under the Bakers label as well as H by Halston and Wild Pair. The retail prices of our private label footwear generally range from $56 to $119 with most offerings in the $66 to $96 range. We are able to offer these prices without sacrificing merchandise quality, creating a high perceived value, promoting multiple sale transactions, and allowing us to build a loyal customer base. Once our management team has arrived at a consensus on fashion themes for the upcoming season, our buyers translate these themes into our merchandise.

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

H by Halston.

On January 25, 2010, we entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, we have the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. The first H by Halston shoes were delivered in May 2010 and our first significant product rollout of the H by Halston line of footwear began in September 2010. Our intention is to use H by Halston as a new platform for developing and selling moderately priced designer footwear for young women. We believe our H by Halston license can add value to Bakers with our vendors, employees and customers. It is part of a long-term trend in retailing where retailers own a captive piece of a design label. We pay royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly.

Wild Pair.

We continue to retain a non exclusive license to sell our Wild Pair merchandise and the transaction with Madden is not expected to change how we market or sell our Wild Pair offerings. We hope eventual offerings by Madden will complement our offerings and further promote the Wild Pair brand.

National Brands.

Our stores carry nationally recognized branded merchandise which we believe increases the attractiveness of our product offering to our target customers. Our national branded shoe sales comprised approximately 8.0% of our net shoe sales for fiscal year 2011. We believe that national branded merchandise is important to our customers, adds credibility to our stores and drives customer traffic resulting in increased customer loyalty and sales. Important national brands in our stores include Jessica Simpson®, Chinese Laundry®, Luichiny®, Bearpaw®, Blowfish®, Mia®, and Diba®. We believe offering nationally recognized brands are a key element to attracting appearance conscious young women. National branded merchandise generally sells at a higher price point than our private label merchandise but at a lower gross margin percentage, still generating greater gross profit dollars per pair and leveraging our operating costs.

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

Merchandise Mix.

The following table illustrates net sales by merchandise category as a percentage of our total net sales for fiscal years 2009-2011:

	Fiscal Year
Category	2009	2010	2011
Private Label Footwear(1)	75.4%	78.6%	81.1%
National Branded Footwear	12.5%	8.5%	7.1%
Accessories	12.1%	12.9%	11.8%

Total	100.0%	100.0%	100.0%

(1)	Private Label includes “Bakers,” “Wild Pair” and “H by Halston.”

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

Our merchandising plan includes sales, inventory and profitability targets for each product classification. This plan is reconciled with our store sales plan, a compilation of individual store sales projections that is developed semi-annually, but reforecast monthly. We also update the merchandising plan on a monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department, which analyzes trends on a weekly, and sometimes daily, basis. We use the reforecast merchandising plan to adjust production orders as needed to meet inventory and sales targets. This process helps to control our inventory levels and markdowns but mainly to reallocate inventory acquisitions.

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

Stores

Store Locations and Environment.

Our stores are designed to attract customers who are intrigued by a young and contemporary lifestyle and to create an inviting, exciting atmosphere in which it is fun for them to shop in locations where they want to shop. Our stores average approximately 2,300 square feet and are primarily located in regional shopping malls. As of January 28, 2012, five of our stores, which are located in dense urban markets such as New York City and Chicago, have freestanding street locations. We believe that we are also able to operate in a wide range of shopping mall classifications.

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

Following is a list of our stores by state as of January 28, 2012:

	No. Stores
Alabama	1
Arizona	2
Arkansas	2
California	37
Colorado	2
Connecticut	5
Delaware	1
Florida	18
Georgia	11
Idaho	1
Illinois	16
Indiana	2
Kansas	1
Kentucky	1
Louisiana	5
Maryland	7
Massachusetts	7
Michigan	9
Missouri	6
Nevada	4
New Hampshire	1
New Jersey	13
New Mexico	1
New York	19
North Carolina	4
Ohio	7
Oklahoma	2
Pennsylvania	5
Rhode Island	2
South Carolina	2
Tennessee	1
Texas	22
Virginia	8
Wisconsin	2

Total Stores	227	*
Total States	34

*	Excludes our Internet site, which is merchandised as a Bakers store.

Store Concepts.

As of January 28, 2012, we operated 214 Bakers stores and 13 Wild Pair stores. As of April 21, 2012, we operated 213 Bakers stores and 12 Wild Pair stores. Our Bakers stores focus on widely-accepted, mainstream fashion and provide a fun, high-energy shopping environment geared toward young women between the ages of 16 and 35. Our Wild Pair stores feature fashion-forward merchandise for faster fashion minded young women with our target customer between the ages of 17 and 29 and reflect the attitude and lifestyle of this demographic niche. The Wild Pair customer demands edgier, faster fashion that exists further towards the “leading edge” than does the typical Bakers customer, which allows us to better monitor the direction of the fashion-forward look that our Bakers customer will be seeking. To match the attitude of our Wild Pair merchandise, we have created a fast, fun, environment within our Wild Pair stores. Wild Pair stores carry a higher proportion of national branded merchandise, which generally sells at higher price points than our Bakers footwear.

The following table compares our Bakers and Wild Pair store formats:

	Bakers	Wild Pair
Target customer	Women — ages 16-35	Women — ages 17-29
Private label sales	87% — 90%	40% — 45%
National branded sales	10% — 13%	55% — 60%
Fashion content	Widely-accepted	Edgy, lifestyle-based
Approximate average store size	2,300 square feet	2,100 square feet

Store Operations.

Our store operations are organized into three divisions, east, midwest/central, and west, which are subdivided into 17 regions. Each region is managed by a regional manager, who is typically responsible for 10 to 18 stores. Each store is typically staffed with a manager, assistant manager and floor supervisor, in addition to approximately five part-time sales associates. In some markets where stores are more closely located, one of the store managers may also act as an area manager for the stores in that area, assisting the regional manager for those stores.

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

Merchandise that is manufactured in China is delivered to one of two international freight forwarders. These freight forwarders receive and apply shipping labels to our stores. When the shipment arrives at the port of Los Angeles, the individual cartons, having already been labeled with the shipping address for our stores or St. Louis warehouse, are turned over to FedEx for delivery. By having the merchandise received and labeled in China, we achieve significant cost savings as well as reduce shipment in transit time to our stores. Merchandise manufactured elsewhere in the world is delivered to our east coast distribution center located near Philadelphia, Pennsylvania where the cartons are received, labeled and shipped to the stores.

All remaining merchandise for our stores is received, inspected, processed and distributed through one of our two distribution centers, each of which is part of a third-party warehousing system, or our warehouse in St. Louis, Missouri. In accordance with our micro-merchandising strategy, our allocation teams determine how the product should be distributed among the stores based on current inventory levels, sales trends, specific product characteristics and the buyers’ input. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution centers using third party carriers, and any goods not shipped to stores are shipped to our warehouse facility in St. Louis, Missouri for replenishment purposes. We also fulfill our Internet store and catalog sales from our St. Louis facility.

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

Employees

As of April 21, 2012, we employed approximately 478 full-time and 1,863 part-time employees with approximately 149 of our employees at our corporate offices and warehouse, and 2,172 employees at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

We lease approximately 38,000 square feet for our headquarters, located at 2815 Scott Avenue, St. Louis, Missouri 63103. The lease has approximately five years remaining. We also lease an approximately 138,000 square foot warehouse in St. Louis with a remaining lease term of approximately four years.

Intellectual Property and Proprietary Rights

We acquired the right and title to several trademarks in connection with the Bakers acquisition, including our trademark BakersTM . As discussed above, we have sold our rights to the Wild Pair® trademark but retain a non exclusive license. In addition, we currently have several applications pending with the United States Patent and Trademark Office for additional registrations. For more information on our trademarks, please see “Risk Factors — Our ability to expand into some territorial and foreign jurisdictions under the trademarks “Bakers” and “Wild Pair” is restricted” and “Risk Factors — Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names.”

Seasonality

Our business is highly seasonal. We have five principal selling seasons: transition (post-holiday), Easter, back-to-school, fall and holiday. Our fourth quarter sales volume tends to be significantly higher than our other quarters because our product offering during the Holiday season tends to include our higher price point merchan-

dise such as boots and customer traffic tends to be substantially higher during the Holiday season. Consequently, we achieve our greatest leverage on fixed expenses and can generate our highest profit margin levels during the fourth quarter. We have two of our five clearance sales during the third quarter and, consequently, we achieve our least leverage on fixed expenses and generate our lowest profit levels during the third quarter. Our working capital requirements fluctuate during the year, increasing prior to peak shopping seasons as we increase inventory levels to meet anticipated peak demand. You should also refer to “Risk Factors — Our overall profitability is highly dependent upon our fourth quarter results,” “Risk Factors — Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

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

These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements:

•	our ability to identify and respond to changing consumer fashion preferences;

•	our ability to maintain adequate liquidity to operate our business as desired;

•	our ability to meet our sales goals and successfully implement our cost reduction and margin enhancement plan;

•	our ability to comply with the covenants and restrictions under our lending arrangements;

•	our susceptibility to operating losses;

•	the accuracy of our estimates regarding our capital requirements and needs for additional financing;

•	the limited trading of our common stock and our ability to obtain financing;

•	our ability to retain members of our senior management team;

•	our expectations regarding future financial results or performance;

•	the execution of our business strategy;

•	the effect of a substantial portion of our stock ownership being concentrated among a relatively small number of shareholders;

•	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts; and

•	changes in general economic and business conditions.

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

If we cannot maintain generally positive sales trends while successfully implementing our cost reduction and margin enhancement plan, we could fail to maintain a liquidity position adequate to support our ongoing operations.

Our ability to maintain and ultimately improve our liquidity position is highly dependent on sustaining the positive sales trends that began in June 2008 and generally have continued through April 2012. Our comparable store sales for the last three fiscal years (2009-2011) increased 1.3%, 1.7% and 1.3%, respectively. Through the first 12 weeks of fiscal year 2012 comparable stores sales decreased 2.4%. Our net losses in recent years have negatively impacted our liquidity and financial position. As of January 28, 2012, we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and a shareholders’ deficit of $16.6 million. Our business plan for fiscal year 2012 is based on generally flat comparable sales for the first half of fiscal year 2012 and mid-single digit increases in comparable sales for the second half of 2012. The lower than projected sales results in the fourth quarter of fiscal year 2011 and the anticipated sales for fiscal 2012 place additional pressure on our liquidity position. We expect to maintain adequate liquidity for fiscal year 2012 by, among other things, working with our landlords and vendors to arrange payment terms that are reflective of our current cash flow. However, we do not expect to achieve significant additional liquidity through further extensions of payment terms. Also, we are initiating a plan to achieve $10.0 million of margin enhancements and cost cuts. More than one-half of these cost cutting measures include reductions in costs for freight, payroll, rent, travel, marketing, administrative and other costs. We also plan to improve our gross margin by reducing inventory purchases. Our ability to achieve these cost cuts — especially increasing gross margin while meeting our sales plan at the same time we are reducing marketing expenses and inventory purchases — or to take other actions to improve our liquidity, are subject to the risk that we may not be able to achieve the anticipated amounts or timing in order to provide sufficient liquidity.

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

Our revolving credit facility contains a financial covenant that requires us to maintain a minimum ratio of adjusted EBITDA to interest expense (both as defined in the agreement) calculated monthly on a rolling twelve month basis and includes other financial and customary covenants which, among other things require us to maintain a minimum availability, restrict our business activities and our ability to incur debt, make acquisitions, pay dividends, and repurchase our stock. A change in control of our Company, including any person or group acquiring beneficial ownership of 40% or more of our common stock or our combined voting power (as defined in the credit facility), is also prohibited. We may also maintain unused availability greater than 20% on a daily basis, instead of maintaining the ratio of our adjusted EBITDA to our interest expense of no less than 1.0:1.0. We failed to meet the covenant in June and July of 2010, which violation was waived by the bank. There is no assurance that we can obtain any further required waivers. Compliance with the ratio portion of the minimum adjusted EBITDA covenant is also a requirement under our revolving credit facility to permit the payment of principal payments on our $4 million in subordinated convertible debentures, which are now due in four equal annual installments beginning in February 2013.

There is no assurance that we will be able to comply with our covenants or the payment obligations under our subordinated convertible debentures. In light of our historical sales volatility and our recent inability to comply with the ratio requirement, there is a reasonable possibility that we may not be able to comply with our minimum adjusted EBITDA interest coverage ratio covenant or to make the scheduled principal payments on our subordinated convertible debentures. In the event that we were to violate any of the covenants in our credit facility, or if indebtedness in excess of $1.0 million, including the subordinated convertible debentures, could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the lender would have the right to accelerate repayment of all amounts outstanding under the credit agreement, or to commence foreclosure proceedings on our assets. Any acceleration in the repayment of our indebtedness or related foreclosure would adversely affect our business.

For more information about our credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

Our operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

Our business is seasonal, with a substantial portion of our profitability and cash flow occurring during our fourth quarter. We rely on draws from our revolving credit facility to fund seasonal working capital requirements during our year. Draws on our credit facility are limited by both an overall limit of $30 million and also by a calculated borrowing base that varies according to a formula based on inventory and accounts receivable and is generally less than the $30 million overall limit. As of January 28, 2012, we had an outstanding balance on our credit facility of $11.6 million and unused borrowing capacity, calculated in accordance with the agreement, of $1.6 million. As of April 21, 2012, we had an outstanding balance of $12.7 million and unused borrowing capacity of $1.1 million. To the extent we were to fail to generate sufficient cash from operating activities or from other financing activities, we could encounter availability constraints related to our operating activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

The report issued by our independent registered public accounting firm on our fiscal year 2011 financial statements contains language expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended January 28, 2012, states that our recent losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary if we cease to function as a going concern. See Note 2 to our financial statements. This audit report could adversely affect our relationships with our landlords, our suppliers, our ability to raise additional capital and to execute our business plan, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we cease to function as a going concern you may lose your investment in the Company.

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

We were delisted from the Nasdaq Stock Market. As a result, our common stock is not quoted on a national exchange and is currently quoted on the OTC Bulletin Board. There is no assurance that our common stock will ever be listed again on a national securities exchange. As compared to securities quoted on a national exchange, selling our common stock could be more difficult because smaller quantities of shares are likely be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. We believe market makers will continue to quote our common stock on the OTC Bulletin Board, but this is out of our direct control and we can give no assurance that our stock will remain so quoted. Also, our shareholders do not have the benefit of restrictions on dilution and other rules imposed by national exchanges, and we may engage in potentially dilutive transactions without complying with shareholder approval rules imposed by national exchanges. The trading volume of our common stock is relatively limited, which we expect to continue. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain adequate capital or financing for the continuation of our operations.

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

For fiscal year 2011, five buying agents/private label vendors accounted for approximately 54% of our merchandise purchases, with one private label vendor accounting for approximately 23% of our merchandise purchases. Our buying agents and private label vendors assist in developing our private label merchandise, arrange for the purchase of necessary materials and contract with manufacturers. We execute nonexclusive agreements with some of our buying agents. These agreements prohibit our buying agents from sharing commissions with manufacturers, owning stock or holding any ownership interest in, or being owned in any way by, any of our manufacturers or suppliers. The agreements do not prohibit our buying agents from acting as agents for other purchasers, which could negatively impact our sales. If they were to disclose our plans or designs to our competitors, our sales may be materially adversely impacted. The loss of any of these key buying agents or a breach by them of our buying agent agreements could adversely affect our ability to develop or obtain merchandise.

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

The value of the United States dollar recently has declined relative to the Chinese yuan. Although our inventory purchase transactions are denominated in United States dollars which eliminates exchange rate risks on established contracts, the decline in the value of the United States dollar has resulted in increases in the costs of our Chinese sourced products. In the event of a further decline in the United States dollar or economy, it may not be possible for us to increase or maintain an increase in our average selling prices sufficient to fully or partially reflect these cost increases. To the extent that we are unable to offset such cost increases there would be a negative impact on our gross margins.

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

Our ability to expand into some territorial and foreign jurisdictions under the trademark “Bakers” is restricted.

When we acquired selected assets of the Bakers chain from Edison Brothers Stores, Inc. in a bankruptcy auction in June 1999, we were assigned title to and the right to use the trademark “Bakers,” and other trademarks to the extent owned by Edison Brothers at that time. Our rights to use the trademarks are subject to a Concurrent Use Agreement which recognizes the geographical division of the trademarks between us and a Puerto Rican company. At approximately the same time as we acquired our rights and title, Edison Brothers also assigned to the Puerto Rican company title to and the right to use the trademarks, subject to the Concurrent Use Agreement. Under the Concurrent Use Agreement, we and the Puerto Rican company agree that the Puerto Rican company has the exclusive right to use the trademarks in the Commonwealth of Puerto Rico, the U.S. Virgin Islands, Central and South America, Cuba, the Dominican Republic, the Bahamas, the Lesser Antilles and Jamaica and that we have the exclusive right to use the trademarks in the United States and throughout the world, except for the territories and jurisdictions in which the Puerto Rican company was assigned the rights. Consequently, we do not have the right to use the trademark “Bakers” in those territories and foreign jurisdictions in which the Puerto Rican company owns the trademark rights, which may limit our growth.

Our potential inability or failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names.

Because the trademarks assigned to us by Edison Brothers are subject to the Concurrent Use Agreement, the U.S. trademark applications and registrations are jointly owned by us and a Puerto Rican company, which could impair our ability to renew and enforce the assigned applications and registrations. Simultaneously with the Puerto Rican company, we have filed separate concurrent use applications for the “Bakers” trademark, and we have requested that existing applications for the trademark “Bakers” also be divided territorially. While we are in agreement with the Puerto Rican company that confusion is not likely to result from concurrent use of the trademarks in our respective territories, the United States Patent and Trademark Office may not agree with our position. If we are not able to register or renew our trademark registrations, our ability to prevent others from using trademarks and to capitalize on the value of our brand names may be impaired. Further, our rights in the trademarks could be subject to security interests granted by the Puerto Rican company. Our potential inability or failure to renew, register or otherwise protect our trademarks and other intellectual property rights could negatively impact the value of our brand names.

On December 28, 2011, we sold to Steven Madden, Ltd. (“Madden”) our rights to the Wild Pair trademark and related marks in the United States and certain other territories. Although we will retain a non-exclusive, royalty free license that will allow us to continue to offer Wild Pair merchandise in our stores as long as we comply with the agreement, the sale may limit our ability to further monetize the value of the mark as the license is generally not transferrable. Moreover, the Agreement also contains customary and other terms and conditions, including requirements for us to comply with covenants regarding the maintenance, registration and use of the marks, including maintaining quality control and obtaining the consent of Madden in some cases. Madden has also agreed not sell certain marked merchandise to certain of our competitors. The agreement is perpetual, but may be terminated by Madden we are in material breach of the agreement, in which event our license would be terminated.

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

A substantial portion of our stock ownership is concentrated among a relatively small number of mutual funds and hedge funds, and Steven Madden, Ltd., a competitor, whose interests may differ from our other shareholders or could impact our company including any potential change of control. Accordingly, these shareholders will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire board of directors.

Peter Edison’s employment agreement entitles him to a onetime payment equal to three times his current base salary (as defined in the agreement) upon the occurrence of certain events, including following a change of control of the Company if there is generally a material reduction in the nature of his duties or his base salary, or he is not allowed to participate in certain bonus plans. For this purpose, a change of control generally includes the acquisition by a person or group of more of our common stock than that held by Peter Edison. More than one of our shareholders has filed a Schedule 13D or G reporting beneficial ownership in an amount in excess of that beneficially owned by Peter Edison and our current management.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The common stock of Bakers Footwear Group, Inc. has been quoted on the OTC Bulletin Board, which is not a national securities exchange, under the symbol “BKRS.OB” since June 18, 2010. Prior to that the common stock was quoted on the Nasdaq Capital Market under the symbol “BKRS” since September 2009 and on the Nasdaq Global Market from February 5, 2004 to September 2009. Prior to this time, there was no public market for the Company’s common stock. The closing sales price of Bakers Footwear Group, Inc.’s common stock on the OTC Bulletin Board was $0.73 per share on April 24, 2012. As of April 24, 2012, we estimate that there were approximately 37 holders of record and approximately 1,100 beneficial owners of the Company’s common stock. Please see “Item 1. Business — Risk Factors — Our common stock is not quoted on a national exchange, and there is relatively limited trading in our common stock, which limits the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock and limits our ability to obtain financing.”

The following table summarizes the range of high and low sales prices on Nasdaq and the high and low prices on the OTC Bulletin Board for the Company’s common stock during fiscal years 2010 and 2011, as applicable. The quotations on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The following table summarizes the range of high and low sales prices for the Company’s common stock during fiscal years 2010 and 2011.

	High	Low
2010
First quarter (ended May 1, 2010)	$3.55	$0.95
Second quarter (ended July 31, 2010)	2.80	0.55
Third quarter (ended October 30, 2010)	1.10	0.55
Fourth quarter (ended January 29, 2011)	1.49	0.80
2011
First quarter (ended April 30, 2011)	$1.20	$0.71
Second quarter (ended July 30, 2011)	1.25	0.85
Third quarter (ended October 29, 2011)	1.10	0.55
Fourth quarter (ended January 28, 2012)	0.80	0.46

Dividends

We have declared no dividends subsequent to our initial public offering in 2004. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future payments of dividends will be at the discretion of our board of directors and will depend upon factors as the board of directors deems relevant. Our revolving credit facility generally prohibits the payment of dividends, except for common stock dividends. We give no assurance that we will pay or not pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information with respect to “Equity Compensation Plan Information” in Item 12 hereof is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During fiscal year 2011, the Company did not repurchase any Company securities.

Item 6.	Selected Financial Data.

The following table summarizes certain selected financial data for each of the five fiscal years in the period ended January 28, 2012 and have been derived from our audited financial statements. Our audited financial statements for the three fiscal years ended January 28, 2012 are included elsewhere in this Annual Report on Form 10-K. The information contained in these tables should be read in conjunction with our financial statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended(1)
	February 2, 2008 (2)(3)(4)(5)	January 31, 2009 (4)(5)(6)(7)	January 30, 2010 (4)(5)(7)	January 29, 2011 (4)(5)(7)(8)	January 28, 2012 (4)(5)(7)(8)(9)
Net sales	$186,279,987	$183,661,789	$185,368,696	$185,625,844	$185,095,288
Gross profit	47,461,122	50,551,662	53,368,600	49,571,907	46,346,110
Loss before income taxes	(16,965,898)	(14,910,754)	(9,082,096)	(9,479,199)	(10,957,174)
Provision for (benefit from) income taxes(5)	691,367	84,847	—	(187,462)	—

Net loss	$(17,657,265)	$(14,995,601)	$(9,082,096)	$(9,291,737)	$(10,957,174)

Net loss per common share	$(2.70)	$(2.13)	$(1.24)	$(1.14)	$(1.18)

Total assets	$67,558,951	$58,508,192	$48,618,467	$48,005,687	$41,711,053

Long-term debt and capital lease obligations, less current portion	$4,000,000	$—	$—	$8,123,327	$8,185,483

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

(2)	During fiscal year 2007, we completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures. We received net proceeds of $3,578,752.

(3)

During fiscal year 2007, we entered into an agreement to terminate a long-term below market operating lease, in exchange for an immediate $5,050,000 cash payment and the right to continue occupying the space through January 8, 2009. We recognized a net gain of $4,700,000 from this transaction in fiscal year 2007.

(4)

During fiscal years 2007, 2008, 2009, 2010 and 2011, we recognized $3,131,169, $2,609,589, $2,762,273, $1,415,979 and $1,882,725, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(5)

During fiscal year 2007, our pretax losses exceeded our operating loss carryback potential. Therefore, we concluded that the realizability of net deferred tax assets was no longer more likely than not, and established a valuation allowance against its net deferred tax assets. As of February 2, 2008, the valuation allowance was $7,186,389, resulting in a net provision for income tax expense of $691,367 for fiscal year 2007. As of January 31, 2009, January 30, 2010, January 29, 2011 and January 28, 2012, the valuation allowance had increased to $12,896,006, $16,363,420, $19,742,497 and $23,921,637, respectively.

(6)	During fiscal year 2008, we obtained net proceeds of $6.7 million from the entry into a $7.5 million subordinated secured term loan and the issuance of 350,000 shares of common stock.

(7)

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

(8)	In fiscal year 2010, we obtained net proceeds of $4.5 million from the entry into a $5 million subordinated debenture and the issuance of 1,844,860 shares of common stock.

(9)	During fiscal year 2011, we recorded a $3.8 million gain from sale of the Wild Pair trademark.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of January 28, 2012, we operated 227 stores, including the 13 store Wild Pair chain that targets women between the ages of 17 and 29 who desire edgier, fashion forward footwear. As of April 21, 2012 we operated 225 stores, including 12 Wild Pair stores.

During fiscal 2011, net sales decreased 0.3% compared to the prior year, reflecting strong demand for dress shoes in the spring, offset by weakness in demand for dress boots in the fall. Comparable store sales in fiscal 2011 increased 1.3%. Gross profit percentage decreased to 25.0% of sales compared to 26.7% in the prior year, reflecting the impact of weak fourth quarter sales and increased promotional activity. We recognized noncash impairment expense of $1.9 million compared to $1.4 million last year.

We incurred net losses of $11.0 million and $9.3 million in fiscal years 2011 and 2010. We achieved increases in comparable store sales of 1.3% and 1.7% in fiscal years 2011 and 2010, respectively. Fiscal year 2011 marked our fourth consecutive year of comparable store sales increases. Our losses since 2005 have had a significant negative impact on our financial position and liquidity. As of January 28, 2012, we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and shareholders’ deficit of $16.6 million.

Our business plan for fiscal year 2012 is based on generally flat comparable store sales for the first half of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Through April 21, 2012, comparable store sales have decreased 2.4%. Also, as part of the business plan, we initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. We do not expect to achieve significant additional liquidity through further extensions of payment terms There is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Sale of Wild Pair Trademark

In late December 2011, we sold to Steven Madden, Ltd. (“Madden”) for net proceeds of approximately $3.8 million our rights to the Wild Pair trademark and related marks in the United States and certain other territories, but retained a non-exclusive, royalty free license that will allow us to continue to offer Wild Pair merchandise in our stores as long as we comply with the agreement We used the proceeds for working capital purposes, including payments to certain mutually agreed vendors. We do not anticipate any similar transactions that would help our liquidity situation.

Debt Covenants.

We amended our $4 million subordinated convertible debentures in June 2011 and again in April 2012 to defer principal payments and increase the interest rate. Originally, the debentures were payable in full in June 2012 and bore interest at 9.5%. The June 2011 amendment rescheduled the principal payments to four equal annual installments beginning in June 2012 and increased the interest rate to 12%. The April 2012 amendment further deferred the principal payments to four equal annual installments beginning in February 2013 and increased the interest rate to 13%. In both cases, our senior lender consented to the amendment but, among other things, conditioned our ability to make those future principal payments on a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month periods ending prior to the payments. For more information on the April 2012 amendment, please see “Item 9B. Other Information” which is incorporated herein by reference. In addition, please see “— Liquidity and Capital Resources — Debt Covenants” for additional information.

In addition to the condition to make the payments on our subordinated convertible debentures, our credit facility contains, among other things, a minimum availability or adjusted EBITDA interest coverage ratio covenant which requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. Since the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis and we anticipate doing so for 2012. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 21, 2012, the balance on our revolving line of credit was $12.7 million, and our unused borrowing capacity in excess of the covenant minimum was $1.1 million.

Based on our business plans for fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. Given the inherent volatility in our sales performance, there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and our recent inability to comply with the ratio requirement, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply with our financial covenants or the payment terms of the subordinated convertible debentures may result in a default under the terms of the revolving credit facility and our subordinated convertible debentures and could result in the acceleration of all of our debt obligations. As a result, we would be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

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

Store closing and impairment charges

Long-lived assets to be “held and used” are reviewed for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. We regularly analyze the operating results of our stores and assess the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the years ended January 30, 2010, January 29, 2011 and January 28, 2012, we recorded $2,762,273, $1,415,979, and $1,882,725, respectively, in noncash charges to earnings related to the impairment of long-lived assets.

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

During fiscal years 2009 and 2011, we granted 84,000 and 67,000 shares of restricted stock, respectively, under our 2005 Incentive Compensation Plan. During fiscal years 2009, 2010, and 2011 we granted 72,000, 227,000 and 75,000 stock options, respectively, under our 2003 Stock Option Plan.

As of January 28, 2012, the total unrecognized compensation cost related to non vested stock-based compensation is $484,130, and the weighted-average period over which this compensation is expected to be recognized is 1.4 years.

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

Based on our analyses during fiscal year 2010 and fiscal year 2011, we concluded that the realizability of net deferred tax assets was unlikely, and maintained a full valuation allowance against our net deferred tax assets. We have scheduled the reversals of our deferred tax assets and deferred tax liabilities and have concluded that based on the anticipated reversals, a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

We regularly analyze filing positions in all of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. Our federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. We did not record any unrecognized tax benefits as of January 28, 2012. As of January 29, 2011, we recorded a tax benefit of $187,462 as a result of a carryback of losses against previous federal tax payments. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Fiscal Year

Our fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 28, 2012 (fiscal year 2011), January 29, 2011 (fiscal year 2010) and January 30, 2010 (fiscal year 2009) are 52 week periods. For comparison purposes, we classify our stores as comparable or non-comparable. A new store’s sales are not included in comparable store sales until the thirteenth month of operation. Sales from remodeled stores are excluded from comparable store sales during the period of remodeling. We include our Internet and catalog sales (“Multi-Channel Sales”) as one store in calculating our comparable store sales. Comparable store sales for fiscal year 2011 compare the fifty-two week period ended January 28, 2012 to the fifty-two week period ended January 29, 2011. Comparable store sales for fiscal year 2010 compare the fifty-two week period ended January 29, 2011 to the fifty-two week period ended January 30, 2010.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Fiscal Year Ended
	January 30, 2010	January 29, 2011	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	71.2	73.3	75.0

Gross profit	28.8	26.7	25.0
Selling expense	22.0	21.8	22.2
General and administrative expense	8.6	8.2	8.9
(Gain) Loss on disposal of property and equipment	0.2	—	(2.1)
Impairment of long-lived assets	1.5	0.8	1.0

Operating loss	(3.5)	(4.1)	(5.0)
Other income, net	0.1	0.1	0.1
Interest expense	(1.5)	(1.1)	(1.0)
Benefit from income taxes	—	(0.1)	—

Net loss	(4.9)%	(5.0)%	(5.9)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened, acquired and closed during each period indicated.

	Fiscal Year Ended
	January 30, 2010	January 29, 2011	January 28, 2012
Number of stores at beginning of period	239	238	232
Stores opened or acquired during period	4	4	3
Stores closed during period	(5)	(10)	(8)

Number of stores at end of period	238	232	227

Fiscal Year Ended January 28, 2012 Compared to Fiscal Year Ended January 29, 2011

Net sales.    Net sales were $185.1 million in fiscal year 2011, down from $185.6 million for fiscal year 2010, a decrease of $0.5 million or 0.3%. Comparable store sales in fiscal year 2011 increased 1.3% compared to a 1.7% increase in fiscal year 2010. Sales reflected strong spring sales of dress shoes offset by lower demand for opened up footwear in the summer and for dress boots in the fall. Average unit selling prices increased 7.7% reflecting higher price points compared to fiscal year 2010. Unit sales decreased 6.8%. Our multi-channel sales increased 31.2% to $15.4 million in fiscal year 2011.

Gross profit.    Gross profit decreased to $46.3 million in fiscal year 2011 from $49.6 million in fiscal year 2010, a decrease of $3.3 million or 6.5%. As a percentage of sales, gross profit decreased to 25.0% in fiscal year 2011 from 26.7% in fiscal year 2010. Principal components of the decrease in gross margin dollars in fiscal year 2011 are a $2.7 million decrease from reduced gross margin percentage and a $0.9 million decrease from net store closures, partially offset by a $0.4 million increase in margins from our comparable store sales increase. Total markdown costs increased to $30.7 million in fiscal year 2011 compared to $28.4 million in fiscal year 2010.

Selling expense.    Selling expense increased to $41.0 million in fiscal year 2011 from $40.4 million in fiscal year 2010, an increase of $0.6 million or 1.7%. The increase was primarily the result of a $1.1 million increase in marketing expenses, partially offset by a $0.4 million decrease in lower store depreciation expense and $0.1 million decrease in store repair and maintenance costs.

General and administrative expense.    General and administrative expense increased to $16.5 million in fiscal year 2011 from $15.3 million in fiscal year 2010, an increase of $1.2 million or 8.0%. As a percentage of sales, general and administrative expense increased to 8.9% from 8.2% in fiscal year 2010. The increase was primarily the result of $0.4 million increase in payroll costs, $0.4 million in higher group health insurance costs, $0.3 million in legal expenses, $0.2 million increase in travel and meal expenses and $0.1 million increase in insurance coverage costs, partially offset by a $0.2 million decrease in depreciation.

Gain/loss on disposal of property and equipment.    We recognized a $3.8 million gain on disposal of property and equipment in fiscal year 2011 primarily from the sale of the Wild Pair trademark. In fiscal year 2010, we recognized a $0.1 million loss.

Impairment of long-lived assets.    During fiscal year 2011 we recognized $1.9 million in noncash charges related to the impairment of fixed assets and other assets at specific underperforming stores. Impairment expense in fiscal year 2010 was $1.4 million.

Interest expense.    Interest expense decreased to $1.9 million in fiscal year 2011 from $2.1 million in fiscal year 2010, as a result of the subordinated secured term loan being paid off in fiscal year 2010.

Income tax expense.    We did not recognize an income tax expense in fiscal year 2011. We recognized an income tax benefit of $0.2 million for fiscal year 2010 as a result of a carryback of losses against previous federal tax payments.

Net loss.    We had a net loss of $11.0 million in fiscal year 2011 compared to net loss of $9.3 million in fiscal year 2010.

Fiscal Year Ended January 29, 2011 Compared to Fiscal Year Ended January 30, 2010

Net sales.    Net sales were $185.6 million in fiscal year 2010, up from $185.4 million for fiscal year 2009, an increase of $0.2 million or 0.1%. Comparable store sales in fiscal year 2010 increased 1.7% compared to a 1.3% increase in fiscal year 2009. Sales reflected strong demand for dress shoes and casual boots during the fall months, partially offset by weakness in demand for our sandal line in the spring and summer. Average unit selling prices increased 1.1% reflecting slightly higher price points compared to fiscal year 2009. Unit sales decreased 0.6%. Our multi-channel sales increased 9.5% to $11.7 million in fiscal year 2010.

Gross profit.    Gross profit decreased to $49.6 million in fiscal year 2010 from $53.4 million in fiscal year 2009, a decrease of $3.8 million or 7.1%. As a percentage of sales, gross profit decreased to 26.7% in fiscal year 2010 from 28.8% in fiscal year 2009, due to increased promotional activity and costs related to the roll out of the H by Halston line. Principal components of the decrease in gross margin dollars in fiscal year 2010 are a $3.7 million decrease from reduced gross margin percentage and a $0.5 million decrease from net store closures, partially offset by a $0.4 million increase in margins from our comparable store sales increase. Total markdown costs increased to $28.4 million in fiscal year 2010 compared to $26.0 million in fiscal year 2009.

Selling expense.    Selling expense decreased to $40.4 million in fiscal year 2010 from $40.8 million in fiscal year 2009, a decrease of $0.4 million or 1.1%. The decrease was primarily the result of a $0.6 million decrease in store depreciation expense and a $0.2 million decrease in store payroll expenses, partially offset by a $0.4 million increase in advertising costs.

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

Seasonality and Quarterly Fluctuations

The following table sets forth our summary operating results for the quarterly periods indicated.

	Fiscal Year Ended January 31, 2010(1)
	Thirteen Weeks Ended May 2, 2009	Thirteen Weeks Ended August 1, 2009	Thirteen Weeks Ended October 31, 2009	Thirteen Weeks Ended January 30, 2010
Net sales	$44,976,621	$43,720,271	$39,042,191	$57,629,613
Gross profit	12,696,440	12,922,107	6,766,363	20,983,690
Operating expenses	14,600,044	14,076,667	16,293,982	14,853,036
Operating income (loss)	(1,903,604)	(1,154,560)	(9,527,619)	6,130,654

	Fiscal Year Ended January 29, 2011(1)
	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended January 29, 2011
Net sales	$43,524,036	$43,293,127	$40,575,879	$58,232,802
Gross profit	10,736,296	11,932,912	6,350,181	20,552,518
Operating expenses	13,646,509	13,536,391	14,825,328	15,095,604
Operating income (loss)	(2,910,213)	(1,603,479)	(8,475,147)	5,456,914

	Fiscal Year Ended January 28, 2012(1)(2)
	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended January 28, 2012
Net sales	$47,012,740	$44,303,614	$40,201,918	$53,577,016
Gross profit	12,257,184	12,970,222	4,937,045	16,181,659
Operating expenses	14,322,929	14,119,731	14,827,429	12,315,399
Operating income (loss)	(2,065,745)	(1,149,509)	(9,890,384)	3,866,260

(1)

During the third quarters of fiscal year 2009, 2010 and 2011 we recognized $2,762,273, $1,415,979, and $932,879, respectively, in noncash charges related to the impairment of long-lived assets of underperforming stores.

(2)

During the fourth quarter of fiscal year 2011, we recorded a $3,839,232 gain on disposal of property and equipment primarily from the sale of our Wild Pair trademark, offset by $949,846 in noncash charges related to the impairment of long-lived assets of underperforming stores.

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

We incurred net losses of $11.0 million and $9.3 million in fiscal years 2011 and 2010. We achieved increases in comparable store sales of 1.3% and 1.7% in fiscal years 2011 and 2010, respectively. Our losses since 2005 have had a significant negative impact on our financial position and liquidity. As of January 28, 2012, we had negative working capital of $15.8 million, unused borrowing capacity under our revolving credit facility of $1.6 million, and shareholders’ deficit of $16.6 million.

Our business plan for fiscal year 2012 is based on generally flat comparable store sales for the first half of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Also, as part of our business plan, we initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. We do not expect to achieve significant additional liquidity through further extensions of payment terms. There is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Debt Covenants

Senior Credit Facility.    We have a $30 million senior secured revolving credit facility with Bank of America, N.A., which matures on May 28, 2013. The agreement contains, among other things, a minimum availability or adjusted EBITDA interest coverage ratio covenant which requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. Since the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2012 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of April 21, 2012, the balance on our revolving line of credit was $12.7 million, and our unused borrowing capacity in excess of the covenant minimum was $1.1 million.

Subordinated Convertible Debentures.    We also owe $4 million in principal amount on our subordinated convertible debentures. In June 2011 and April 2012, we amended the debentures to defer payment of principal. Please see “Item 9B. Other Information” which is incorporated herein by reference. Principal payments are now due in four equal annual installments of $1 million beginning on February 15, 2013. The interest rate on the debentures was also increased from 9.5% to 12% and then to 13% per annum. The amendments were consented to by our senior lender pursuant to an amendment to our senior credit facility. However, the bank amendment only allows us to make the required principal payments if certain conditions are met. These conditions include a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month periods ending prior to each principal payment date.

Based on our business plans for fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. Given the inherent volatility in our sales performance and our recent inability to comply with the ratio requirement there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants.

Failure to comply with our financial covenants or the payment terms of the subordinated convertible debentures may result in a default under the terms of the revolving credit facility and our subordinated convertible debentures and could result in the acceleration of all of our debt obligations. As a result, we would be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. Please see “Item 1. Business — Risk Factors — The terms of our revolving credit facility contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.”

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. Please see “Item 1. Business — Risk Factors — “If we cannot maintain generally positive sales trends while successfully implementing our cost reduction and margin enhancement plan, we could fail to maintain a liquidity position adequate to support our ongoing obligations.”

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

Our independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recent losses and working capital deficiency. See Note 2 to our financial statements. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern. We have taken several steps that we believe will be sufficient to allow us to continue as a going concern and to improve our liquidity, operating results and financial condition. See “Item 1. Business — Risk Factors — The report issued by our independent registered public accounting firm on our fiscal year 2011 financial statements contains language expressing substantial doubt about our ability to continue as a going concern” herein.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	January 29, 2011	January 28, 2012
Cash	$146,263	$148,308
Inventories	25,911,508	24,398,190
Total current assets	28,513,463	26,822,037
Property and equipment, net	18,405,166	14,087,942
Total assets	48,005,687	41,711,053
Accounts Payable	16,009,847	20,783,454
Revolving credit facility	10,449,299	11,560,210
Subordinated convertible debentures	4,000,000	4,000,000
Subordinated debenture	4,123,327	4,185,483
Total current liabilities	37,211,199	42,597,728
Total shareholders’ deficit	(5,987,111)	(16,613,846)
Net working capital deficit	(8,707,737)	(15,775,691)
Unused borrowing capacity(1)	3,060,582	1,556,150

(1)	As calculated under the terms of our revolving credit facility.

Operating activities

As a result of the seasonality of our operations, we generate a significant proportion of our cash from operating activities during our fourth quarter. For fiscal year 2011, through the end of our third quarter, cash used in operating activities was $5.2 million compared to cash used in operating activities of $2.3 million for the entire fiscal year. For fiscal year 2010, through the end of our third quarter, cash used in operating activities was $8.6 million compared to cash used in operating activities of $0.5 million for the entire fiscal year.

Cash used in operating activities was $2.3 million in fiscal year 2011 compared to $0.5 million in fiscal year 2010. The net loss in fiscal year 2011 of $11.0 million included significant non-cash items such as depreciation expense of $5.1 million, impairment expense of $1.9 million, stock-based compensation expense of $0.3 million and accretion of debt discount of $0.1 million, offset by a $3.8 million gain on the disposal of a trademark. There was a $3.2 million increase of accounts payable, accrued expenses and accrued rent liabilities, partially offset by a $1.5 million decrease in inventory from the balances at the end of fiscal year 2010. We continue to work with our vendors and landlords to maintain terms that are reflective of our seasonal cash flow patterns.

Our inventories at January 28, 2012 decreased to $24.4 million from $25.9 million at January 29, 2011. We believe that at January 28, 2012, inventory levels and valuations are appropriate given current and anticipated sales trends, however, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

For fiscal year 2010, cash used in operating activities was $0.5 million compared to cash provided by operating activities of $3.9 million in fiscal year 2009. The net loss in fiscal year 2010 of $9.3 million included significant non-cash items such as depreciation expense of $5.7 million, impairment expense of $1.4 million, and stock-based compensation expense of $0.4 million and accretion of debt discount of $0.2 million. There was a $5.7 million increase in inventory and a $6.3 million increase of accounts payable, accrued expenses and accrued rent liabilities from the balances at the end of fiscal year 2009, reflecting incremental in transit inventory and related payables at the end of fiscal year 2010.

We are committed under noncancelable operating leases for all store and office spaces. These leases expire at various dates through 2020 and generally provide for minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Some of our leases also require us to pay contingent rent based on sales. As of January 28, 2012, our lease payment obligations under these leases totaled approximately $23.8 million for fiscal year 2012, and an aggregate of approximately $95.4 million through 2020.

Our ability to meet our current and anticipated operating requirements will depend on our future performance, which, in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control.

Investing activities

In fiscal year 2011, cash provided by investing activities was $1.2 million compared to cash used in investing activities of $1.0 million in fiscal year 2010 and $0.4 million in fiscal year 2009. The principal source of cash from investing activities in fiscal year 2011 was the net proceeds of approximately $4.0 from the sale of the Wild Pair trademark, partially offset by capital expenditures of $2.8 million. During fiscal years 2010 and 2009, cash used in investing activities consisted primarily of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

We currently anticipate that our capital expenditures in fiscal year 2012, primarily related to new stores, store remodelings, distribution and general corporate activities, will be approximately $2 million depending on cash flow. We anticipate being able to fund this level of store expansion from internally generated cash flow.

Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. As of April 21, 2012, we have not opened any new stores in fiscal year 2012.

Financing activities

In fiscal year 2011, net cash provided by financing activities was $1.1 million compared $1.5 million in fiscal year 2010 and net cash used in financing activities of $3.5 million in fiscal year 2009. The source of cash provided by financing activities in fiscal year 2011 was the $1.1 million net borrowings on our revolving line of credit. The principal source of cash from financing activities in fiscal year 2010 was the $4.5 million aggregate net proceeds from the issuance of common stock and the subordinated debenture, partially offset by $3.0 million of principal payments on the subordinated secured term loan. The principal uses of cash in financing activities in fiscal year 2009 was the repayment of $2.5 million on the subordinated secured term loan and net repayments on our revolving line of credit of approximately $1.0 million.

Revolving Credit Facility

We have a $30 million senior secured revolving credit facility with Bank of America, N.A. due May 28, 2013. The facility contains a minimum availability or adjusted EBITDA interest coverage ratio covenant that requires either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. Since the third quarter of fiscal year 2010, we met the bank covenant based on maintaining unused availability greater than 20% on a daily basis.

In connection with amendments to our subordinated convertible debentures, in June 2011 and April 2012, we amended our revolving credit facility to allow us to make the required principal payments on the subordinated convertible debentures beginning February 2013, provided that certain conditions are met, including that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month period ending prior to the principal payment dates, all as calculated pursuant to the senior credit facility.

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

The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, including the minimum availability or adjusted EBITDA interest coverage financial covenant or the obligation to extend the maturity of our subordinated convertible debentures (both as described above), or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the bank would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of January 28, 2012 and expect to remain in compliance throughout fiscal year 2012 based on the expected execution of our business plan.

We had balances under our revolving credit facility of $11.6 million and $10.4 million as of January 28, 2012 and January 29, 2011, respectively. We had approximately $1.6 million and $3.1 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of January 28, 2012 and January 29, 2011, respectively. During the fiscal years 2011 and 2010, the highest outstanding balances on our revolving credit facility were $19.4 million and $20.1 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures. As of April 21, 2012, we had outstanding balances on our revolving credit facility of $12.7 million and unused borrowing capacity of $1.1 million.

Subordinated Convertible Debentures

On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures to seven accredited investors in a private placement generating net proceeds of approximately $3.6 million, which were used to repay amounts owed under our revolving credit facility. The subordinated convertible debentures originally were nonamortizing, bearing interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. Investors included corporate director Scott C. Schnuck, former corporate director Andrew N. Baur and an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.

In June 2011 and April 2012, we amended the debentures to defer payment of principal and to increase the interest rate. Under the amendments, principal will be repaid in four equal annual installments of $1 million beginning on February 15, 2013. The interest rate on the debentures was also increased from 9.5% to 12% and then to 13% per annum. The amendments were consented to by our senior lender pursuant to an amendment to our senior credit facility. The bank amendment allows us to make the $1 million required principal payments, provided that certain conditions are met. These conditions include a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12-month period ending prior to the principal payment dates, all as calculated pursuant to the senior credit facility. Please see “Item 9B. — Other Information.”

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

The subordinated debenture is subordinate to our other indebtedness, and is generally unsecured. We are required to offer to redeem the subordinated debenture at 101% of the outstanding principal amount in certain circumstances, including a change of control of the Company (as defined in the subordinated debenture) including the termination or departure of Peter A. Edison as our Chief Executive Officer for any reason.

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2012:

	Payments Due in Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$14,315,054	$1,066,111	$3,792,249	$3,265,027	$6,191,667
Operating lease obligations(2)	95,412,863	23,833,175	38,897,461	23,650,914	9,031,313
Purchase obligations(3)	25,241,534	22,241,534	3,000,000	—	—

Total	$134,969,451	$47,140,820	$45,689,710	$26,915,941	$15,222,980

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.

(2)	Includes minimum payment obligations relating to our store leases.

(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

Off-Balance Sheet Arrangements

At January 28, 2012 and January 29, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

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

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of January 28, 2012.

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

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth quarter of fiscal year 2011.

Item 9B.	Other Information.

The following information would have otherwise have been filed under the captions below pursuant to a Current Report on Form 8-K.

Item 1.01. Entry into a Material Definitive Agreement.

Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement.

On April 26, 2012, Bakers Footwear Group, Inc. (the “Company”) entered into an amendment to its $4 million in aggregate principal amount of Subordinated Convertible Debentures (the “Debentures”) issued by the Company to investors on June 26, 2007, and an amendment to the related Subordinated Convertible Debenture Purchase Agreement dated June 13, 2007, by and among the Company and the investors named therein (collectively, the “Debenture Amendments”).

The Debenture Amendments defer payment of principal under the Debentures in order to remain in compliance with both the Debentures and the Company’s senior credit facility. Prior to the Debenture Amendments, principal was due in $1 million annual installments beginning in June 2012. Under the Debenture Amendments, the four principal payments must be made on each February 15, beginning on February 15, 2013. The interest rate on the Debentures was also increased from 12% to 13% per annum. The Debentures continue to be nonamortizing, with interest payable semi-annually on each June 30 and December 31. The Debenture Amendments had no impact on the conversion terms. The Debenture Amendments are attached hereto as Exhibit 4.8.

In connection with the Debenture Amendments, the Company’s senior lender, Bank of America, N.A. (the “Bank”), consented to the Debenture Amendments, subject to the terms of a consent agreement entered into on April 26, 2012, among the Bank, the Company and each of the Debenture holders (the “Bank Agreement”). The Bank Agreement consents to the Debenture Amendments in connection with the Company’s Second Amended and Restated Loan and Security Agreement, as amended (the “Senior Secured Loan Agreement”), with the Bank and amended the subordination agreement in favor of the Bank entered into on June 30, 2011 among the Company, the Debenture holders, and the Bank (the “Bank Subordination Agreement”) to allow the payments to occur.

Pursuant to the Bank Agreement, the Company is allowed to make the required principal payments of $1 million each only if certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month period ending prior to each February 15 payment, all as calculated pursuant to the Senior Secured Loan Agreement. Previously, the payment of the June 2012 principal payment was also conditioned on the Company complying with that requirement. In addition, also as previously disclosed, the Company’s Senior Secured Loan Agreement continues to require that the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of its adjusted EBITDA to its interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. The Bank Agreement is filed herewith as Exhibit 10.23.12.

Originally, the full principal amount of the Debentures was due in June 2012. As previously reported, In June 2011, the Company amended the Debentures to defer payment of principal so that it will be repaid in four equal annual installments of $1 million beginning on June 30, 2012 and increased the interest rate from 9.5% to 12% per annum.

For additional information regarding the Senior Secured Loan Agreement, the Debentures, the Debenture Amendments, the Bank Agreement or the risks of the Company’s liquidity situation and its ability to comply with its financial covenants, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 1A. Risk Factors” which are incorporated herein by reference. The descriptions of the documents contained herein are qualified in their entirety by the full text of such documents, which are filed as exhibits to this Annual Report on Form 10-K.

As previously disclosed in a Current Report of Form 8-K filed on June 19, 2007, investors in the Debentures included corporate director Scott C. Schnuck, former director Andrew Baur, an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison and are set forth in the attached Exhibit 4.8. Bernard Edison is also the father of Peter Edison, the Company’s Chairman and Chief Executive Officer. Julian Edison is a cousin of Peter Edison. Each of Messrs. Schnuck, B. Edison and J. Edison receive fees and other compensation from the Company from time to time in their capacities with the Company. The audit committee and Board of Directors of the Company reviewed and approved the transaction.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 is incorporated herein by reference.

Item 3.02. Unregistered Sales of Equity Securities.

The information set forth under Item 1.01 is incorporated herein by reference.

For the Debenture Amendments, the Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 and Section 3(a)(9) under the Securities Act of 1933 for an exchange with existing security holders where no commission or other remuneration is paid or given for soliciting such exchange. The offering of the securities was conducted without general solicitation or advertising. The Debentures continue to bear, and certificates evidencing the shares of common stock issuable upon conversion of the Debentures will bear, restrictive legends permitting the transfer thereof only in compliance with applicable securities laws. The Company believes that the Investors are holding the Debentures for investment purposes and not with a view to or for distribution in these transactions and that each was an “accredited investor” under Rule 501(e) under Regulation D under the Securities Act of 1933.

Item 3.03. Material Modification of Rights of Security Holders.

The information set forth under Item 1.01 is incorporated herein by reference.

Item 9.01. Financial Statements and Exhibits.

(d) Exhibits. See Exhibit Index.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the Company’s 2012 Proxy Statement under the caption “Information Regarding Board of Directors and Committees” is hereby incorporated by reference. No other sections of the 2012 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company as of April 1, 2012 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

Executive Officers of the Registrant

Certain information concerning the executive officers of Bakers is set forth below:

Name	Age	Position
Peter A. Edison	56	Chairman of the Board, Chief Executive Officer and President
Mark D. Ianni	51	Executive Vice President and Chief Merchandising Officer
Stanley K. Tusman	65	Executive Vice President and Chief Planning Officer
Joseph R. VanderPluym	60	Executive Vice President and Chief Operations Officer
Charles R. Daniel, III	53	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary

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

Mark D. Ianni has over 30 combined years with Edison Brothers and Bakers as an experienced first-cost buyer, having held various positions, including Merchandiser, Associate Buyer, Senior Dress Shoe Buyer, Tailored Shoe Buyer and Executive Vice President — Divisional Merchandise Manager of Dress Shoes from June 1999 to July 2002. Mr. Ianni has served as our Executive Vice President since July 2002 and our Chief Merchandising Officer since September 15, 2007.

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

Charles R. Daniel, III has over 30 years of accounting experience. Mr. Daniel has served as our Controller since February 2004. Prior to that time, Mr. Daniel worked for the accounting firm of Stone Carlie & Company. Mr. Daniel served as our Secretary, Treasurer and Vice President — Finance since February 4, 2008 and has served as Executive Vice President and Chief Financial Officer since March 12, 2009.

Each of the executive officers, except for Mr. Daniel, has entered into an employment agreement with the Company. Information with respect to the executive officers set forth in the Company’s 2012 Proxy Statement under the caption “Executive Compensation — Employment Agreements and Termination of Employment” is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference. No other sections of the 2012 Proxy Statement are incorporated by this reference.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. The information set forth under the caption “Information Regarding Board of Directors and Committees — Code of Business Conduct” in the Company’s 2012 Proxy Statement is incorporated herein by this reference. No other sections of the 2012 Proxy Statement are incorporated by this reference.

Item 11.	Executive Compensation.

The information set forth in the Company’s 2012 Proxy Statement under the captions “Information Regarding Board of Directors and Committees — Compensation of Directors,” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are hereby incorporated by reference. No other sections of the 2012 Proxy Statement are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the Company’s 2012 Proxy Statement under the caption “Stock Ownership of Management and Certain Beneficial Owners” is hereby incorporated by reference. The information set forth under the caption “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement is hereby incorporated herein by reference. No other sections of the 2012 Proxy Statement are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Person Transactions” and “Information Regarding Board of Directors and Committees — Corporate Governance and Director Independence” in the Company’s 2012 Proxy Statement is hereby incorporated by reference. No other sections of the 2012 Proxy Statement are incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The section of the 2012 Proxy Statement entitled “Principal Accountant Fees and Services” is hereby incorporated by reference.

No other sections of the 2012 Proxy Statement are incorporated herein by this reference.

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

3. Exhibits:    The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.1 through 10.16 and Exhibits 10.18 through 10.22. The exhibits were filed with the SEC but were not included in the printed version of the Annual Report to Shareholders.

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

April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. EDISON (Peter A. Edison)	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 27, 2012

/s/ CHARLES R. DANIEL, III (Charles R. Daniel, III)	Executive Vice President and Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 27, 2012

* (Timothy F. Finley)	Director	April 27, 2012

* (Harry E. Rich)	Director	April 27, 2012

* (Scott C. Schnuck)	Director	April 27, 2012

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

4.5

Amended and Restated Subordination Agreement by and among the Company, the Investors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

4.6

First Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated April 20, 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).

4.7

Second Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement dated June 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

4.8	Third Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement entered into on April 26, 2012.
4.9

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
4.15

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
10.1.1

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

10.9

Letter to Joe VanderPluym outlining 2011 bonus levels (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.10

Letter to Mark Ianni outlining 2011 bonus levels (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on
April 29, 2011 (File No. 000-50563)).

10.11

Letter to Stan Tusman outlining 2011 bonus levels (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on April 29, 2011 (File No. 000-50563)).

10.12

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
10.13.1

Form of Notice of Award of Performance Shares under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (File No. 000-50563)).

10.13.2

Form of Restricted Stock Award Agreement under Bakers Footwear Group, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-50563)).

Exhibit No.	Description
10.14

Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan (incorporated by reference to (File No. 000-50563). (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 000-50563)).

10.14.1

Form of Restricted Stock Unit Award Agreement under Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20 , 2012 (File No. 000-50563)).

10.15

Summary of base salaries for specified executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended
February 2, 2008 filed on May 2, 2008 (File No. 000-50563)).

10.16

Summary of April 20, 2010 stock option grants to executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2010 (File No. 000-50563)).

10.17

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

10.23.1

Amended and Restated Revolving Credit Note dated as of August 31, 2006 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 000-50563)).

10.23.2

Waiver and Consent Agreement dated as of April 18, 2007 by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed on April 24, 2007 (File No. 000-50563)).

10.23.3

First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 17, 2007 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007 (File No. 000-50563)).

10.23.4

Extension Agreement dated June 26, 2007 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-50563)).

Exhibit No.	Description
10.23.5

Second Amendment to Second Amended and Restated Loan and Security Agreement dated
February 1, 2008 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008 (File No. 000-50563)).

10.23.6

Third Amendment to Second Amended and Restated Loan and Security Agreement dated April 9, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 15, 2009 (File No. 000-50563)).

10.23.7

Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated
September 8, 2009 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2009 filed on September 10, 2009 (File No. 000-50563)).

10.23.8

Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 28, 2010 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-50563)).

10.23.9	Waiver of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
10.23.10	Consent of Bank of America, N.A., dated August 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 000-50563)).
10.23.11

Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated June 30, 2011 by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011 (File No. 000-50563)).

10.23.12	Consent of Bank of America, N.A. entered into on April 26, 2012.
10.24

Concurrent Use Agreement dated June 23, 1999 between the Company and Novus, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 16, 2002 (File No. 333-86332)).

10.25	Trademark Sales and License Agreement between the Company and Steven Madden, Ltd., dated as of December 28, 2011.
11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 15 of the Financial Statements).
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

Exhibit No.	Description
101

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at January 29, 2011 and January 28, 2012; (ii) Statements of Operations for the years ended January 30, 2010, January 29, 2011, and January 28, 2012; (iii) Statement of Shareholders’ Equity (Deficit); (iv) Statements of Cash Flows for the years ended January 30, 2010, January 29, 2011, and January 28, 2012; and (v) Notes to Financial Statements for the year ended January 28, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bakers Footwear Group, Inc.

We have audited the accompanying balance sheets of Bakers Footwear Group, Inc. (the Company) as of January 28, 2012 and January 29, 2011, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakers Footwear Group, Inc. at January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

April 27, 2012

BAKERS FOOTWEAR GROUP, INC.

BALANCE SHEETS

	January 29, 2011	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$146,263	$148,308
Accounts receivable	1,484,809	1,150,601
Inventories	25,911,508	24,398,190
Prepaid expenses and other current assets	970,883	1,124,938

Total current assets	28,513,463	26,822,037
Property and equipment, net	18,405,166	14,087,942
Other assets	1,087,058	801,074

Total assets	$48,005,687	$41,711,053

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,009,847	$20,783,454
Accrued expenses	8,519,585	8,879,369
Sales tax payable	1,122,024	989,096
Deferred income	1,120,444	385,599
Revolving credit facility	10,449,299	11,560,210

Total current liabilities	37,221,199	42,597,728
Accrued noncurrent rent liabilities	8,648,272	7,541,688
Subordinated convertible debentures	4,000,000	4,000,000
Subordinated debenture	4,123,327	4,185,483
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized, 9,228,916 and 9,295,916 shares outstanding at January 29, 2011 and January 28, 2012, respectively	923	930
Additional paid-in capital	40,443,888	40,774,320
Accumulated deficit	(46,431,922)	(57,389,096)

Total shareholders’ deficit	(5,987,111)	(16,613,846)

Total liabilities and shareholders’ deficit	$48,005,687	$41,711,053

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Net sales	$185,368,696	$185,625,844	$185,095,288
Cost of merchandise sold, occupancy, and buying expenses	132,000,096	136,053,937	138,749,178

Gross profit	53,368,600	49,571,907	46,346,110
Operating expenses:
Selling	40,826,820	40,364,873	41,036,844
General and administrative	15,928,472	15,252,338	16,474,519
Loss (gain) on disposal of property, equipment and intangible assets	306,164	70,642	(3,808,600)
Impairment of long-lived assets	2,762,273	1,415,979	1,882,725

Operating loss	(6,455,129)	(7,531,925)	(9,239,378)
Other income (expense):
Interest expense	(2,723,566)	(2,074,628)	(1,889,277)
Other income, net	96,599	127,354	171,481

Loss before income taxes	(9,082,096)	(9,479,199)	(10,957,174)
Benefit from income taxes	—	(187,462)	—

Net loss	$(9,082,096)	$(9,291,737)	$(10,957,174)

Net loss per common share:	$(1.24)	$(1.14)	$(1.18)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 31, 2009	7,055,856	$705	$38,506,784	$(28,058,089)	$10,449,400
Stock-based compensation expense	—	—	585,341	—	585,341
Issuance of common stock	250,000	25	187,475	—	187,500
Issuance of restricted stock	77,000	8	—	—	8
Net loss	—	—	—	(9,082,096)	(9,082,096)

Balance at January 30, 2010	7,382,856	738	39,279,600	(37,140,185)	2,140,153
Stock-based compensation expense	—	—	364,088	—	364,088
Issuance of common stock	1,844,860	184	799,816	—	800,000
Shares issued in connection with exercise of stock options	1,200	1	384	—	385
Net loss	—	—	—	(9,291,737)	(9,291,737)

Balance at January 29, 2011	9,228,916	923	40,443,888	(46,431,922)	(5,987,111)
Stock-based compensation expense	—	—	330,432	—	330,432
Issuance of restricted stock	67,000	7	—	—	7
Net loss	—	—	—	(10,957,174)	(10,957,174)

Balance at January 28, 2012	9,295,916	$930	$40,774,320	$(57,389,096)	$(16,613,846)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Operating activities
Net loss	$(9,082,096)	$(9,291,737)	$(10,957,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,535,588	5,712,996	5,104,424
Accretion of debt discount	488,663	217,382	62,156
Stock-based compensation expense	585,341	364,088	330,432
Interest expense recognized for issuing common stock related to amending the subordinated secured term loan	187,500	—	—
Impairment of long-lived assets	2,762,273	1,415,979	1,882,725
Loss (Gain) on disposal of property, equipment and intangible assets	306,164	70,642	(3,808,600)
Changes in operating assets and liabilities:
Accounts receivable	(13,971)	65,918	334,208
Inventories	743,145	(5,678,301)	1,513,318
Prepaid expenses and other current assets	(238,969)	263,904	(154,055)
Other assets	243,150	98,021	269,821
Accounts payable	2,581,651	5,871,212	4,773,607
Accrued expenses and deferred income	(587,711)	922,929	(507,989)
Accrued noncurrent rent liabilities	(591,073)	(535,484)	(1,106,584)

Net cash provided by (used in) operating activities	3,919,655	(502,451)	(2,263,711)
Investing activities
Purchase of property and equipment	(428,054)	(997,787)	(2,808,743)
Proceeds from disposition of property, equipment and intangible assets	416	3,282	3,963,588

Net cash (used in) provided by investing activities	(427,638)	(994,505)	1,154,845
Financing activities
Net borrowings (payments) on line of credit	(951,175)	(82,388)	1,110,911
Net proceeds from exercise of stock options	—	385	—
Proceeds from issuance of subordinated debenture and common stock	—	4,549,704	—
Principal payments of subordinated secured term loan	(2,520,833)	(2,979,167)	—

Net cash provided by (used in) financing activities	(3,472,008)	1,488,534	1,110,911

Net increase (decrease) in cash and cash equivalents	20,009	(8,422)	2,045
Cash and cash equivalents at beginning of period	134,676	154,685	146,263

Cash and cash equivalents at end of period	$154,685	$146,263	$148,308

Supplemental disclosures of cash flow information
Cash paid for interest	$2,032,627	$1,736,049	$1,762,654

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

January 28, 2012

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

Fiscal Year

The Company’s fiscal year is based upon a 52 — 53 week retail calendar, ending on the Saturday nearest January 31. The fiscal years ended January 28, 2012 (fiscal year 2011), January 29, 2011 (fiscal year 2010) and January 30, 2010 (fiscal year 2009) are 52 week periods.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be “held and used” for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company regularly analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment, and leasehold improvements, have been impaired. Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events, and favorable trends, fixed assets of stores indicated to be impaired are written down to fair value based on management’s estimates of future store sales and expenses, which are considered Level 3 inputs. During the years ended January 30, 2010, January 29, 2011 and January 28, 2012, the Company recorded $2,762,273, $1,415,979, and $1,882,725, respectively, in noncash charges to earnings related to the impairment of furniture, fixtures, and equipment, leasehold improvements, and other long-lived assets.

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

Advertising and Marketing Expense

The Company expenses costs of advertising and marketing, including the cost of newspaper, magazine, and web-based advertising, promotional materials, in-store displays, and point-of-sale marketing as advertising expense, when incurred. The Company expenses the costs of producing catalogs at the point when the catalogs are initially mailed. Consideration received from vendors in connection with the promotion of their products is netted against advertising expense. Marketing and advertising expense, net of promotional consideration received, totaled $664,475, $982,219, and $2,055,423 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively. The Company did not receive any promotional consideration from vendors for the years ended January 30, 2010, January 29, 2011 and January 28, 2012, respectively.

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

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of January 28, 2012 and

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

January 29, 2011, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Deferred Income

The Company has a frequent buying program where customers can purchase a frequent buying card generally entitling them to a 10% discount on all purchases for a 12-month period. The Company recognizes the revenue from the sale of the card ratably over the 12-month life of the card and records the related discounts at the point of sale when the card is used. Effective November 2011, the Company discontinued the sale of frequent buying cards but will continue to honor cards previously sold until their scheduled expiration dates and will continue to amortize the related deferred revenue through November 2012.

The Company recognized income of $2,901,078, $2,711,698, and $2,047,928 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively, related to the amortization of deferred income for the frequent buying card program, as a component of net sales. Total discounts given to customers under the frequent buying program were $4,250,360, $3,890,782, and $2,839,665 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively.

Business Segment

The Company has one business segment that offers the same principal product and service in various locations throughout the United States.

Shipping and Handling Costs

The Company incurs shipping and handling costs to ship merchandise to its customers, primarily related to sales orders received through the Company’s Web site and call center. Shipping and handling costs are recorded as a component of cost of merchandise sold, occupancy, and buying expenses. Amounts paid to the Company by customers are recorded in net sales. Amounts paid to the Company for shipping and handling costs were $590,506, $470,712, and $340,512 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively.

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

The Company’s losses in fiscal years after 2005 have had a significant negative impact on the Company’s financial position and liquidity. As of January 28, 2012, the Company had negative working capital of $15.8 million, unused borrowing capacity under its revolving credit facility of $1.6 million, and a shareholders’ deficit of $16.6 million.

The Company’s business plan for fiscal year 2012 is based on generally flat comparable store sales for the first half of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. The Company also initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. The Company will need to continue working with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns. The Company does not expect to achieve significant additional liquidity through further extensions of payment terms. There is no assurance that the Company will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in its business plan.

The Company has a $30 million revolving credit facility as described in Note 4. The facility contains a minimum availability or adjusted EBITDA interest coverage ratio covenant that requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. During the third and fourth quarters of fiscal year 2010 and fiscal year 2011, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity.

In June 2011 and April 2012, the Company amended its $4 million in aggregate principal amount of subordinated convertible debentures. The amendments defer payment of principal under the debentures. Originally, all $4 million in principal amount was payable on June 30, 2012. Under the amendments, principal will now be repaid in four equal annual installments of $1 million beginning on February 15, 2013. The interest rate on the debentures was also increased from 9.5% to 13% per annum. The amendments were consented to by the Company’s senior lender pursuant to an amendment to the Company’s senior credit facility. The bank amendment allows the Company to make the $1 million required principal payments, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month periods ending prior to each principal payment date, all as calculated pursuant to the senior credit facility.

Based on the Company’s business plans for fiscal year 2012, including the anticipated impact of the margin improvement and cost reduction program, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. However, given the inherent volatility in the Company’s sales performance, there is no assurance

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the Company’s recent inability to comply with the ratio requirement, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants.

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

3.	Sale of Trademark

On December 28, 2011, the Company entered into and consummated a Trademark Sales and License Agreement (the “Agreement”) with Steven Madden, Ltd. (“Madden”) in which the Company agreed to sell to Madden the Company’s rights to the Wild Pair trademark and related marks in the United States and certain other territories. The Company will retain a non-exclusive, royalty free license that will allow the Company to continue to offer Wild Pair merchandise in its stores. The Agreement also contains customary and other terms and conditions, including requirements for the Company to comply with covenants regarding maintenance, registration and use of the marks, including maintaining quality control and obtaining the consent of Madden in some cases. Madden has also agreed not to sell certain marked merchandise to certain competitors of the Company. The Agreement is perpetual, but may be terminated by Madden if the Company is in material breach of the Agreement, in which event the Company’s license would be terminated. The Company received gross proceeds of $4 million and recognized a net gain of $3.8 in fiscal year 2011 which is disclosed as a component of (gain) loss on disposal of property, equipment and intangible assets in the accompanying Statement of Operations.

4.	Revolving Credit Agreement

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. The weighted average interest rate approximated 4.8%, 5.1%, and 4.4% for the years ended January 30, 2010, January 29, 2011 and January 28,

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2012, respectively. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. At January 28, 2012, the Company has approximately $1.6 million (under the terms of the new minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

The agreement contains a minimum availability or adjusted EBITDA interest coverage ratio covenant that requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis.

In connection with amendments to the Company’s subordinated convertible debentures, the Company amended its revolving credit facility to allow the Company to make the required $1 million principal payments on the subordinated convertible debentures beginning February 15, 2013, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month periods ending prior to the principal payment dates, all as calculated pursuant to the senior credit facility.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Lives	January 29, 2011	January 28, 2012
Furniture, fixtures, and equipment	3 to 8 years	$28,758,171	$28,071,499
Leasehold improvements	up to 10 years	40,817,876	40,461,214
Computer equipment and software	3 years	4,121,172	4,145,950
Construction in progress		426,839	1,610,502

		74,124,058	74,289,165
Less accumulated depreciation and amortization		55,718,892	60,201,223

		$18,405,166	$14,087,942

Depreciation and amortization of property and equipment was, $6,535,588, $5,712,996, and $5,104,424 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	January 29, 2011	January 28, 2012
Employee compensation and benefits	$1,934,943	$1,949,700
Accrued rent	304,136	277,286
Other	6,280,506	6,652,383

	$8,519,585	$8,879,369

8.	Operating Leases

The Company leases property and equipment under noncancelable operating leases expiring at various dates through 2020. Certain leases have scheduled future rent increases, escalation clauses, or renewal options. Rent expense, including occupancy costs, was $40,519,956, $39,779,699, and $39,101,980 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively. Certain leases provide for contingent rent based on sales. Contingent rent, a component of rent expense, was $204,361, $173,010, and $224,418 for the years ended January 30, 2010, January 29, 2011, and January 28, 2012, respectively.

Future minimum lease payments, excluding executory costs, at January 28, 2012 are as follows:

Fiscal year:
2012	$23,833,175
2013	20,585,230
2014	18,312,231
2015	14,296,677
2016	9,354,237
Thereafter	9,031,313

$95,412,863

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Subordinated Convertible Debentures

The Company completed a private placement of $4,000,000 in aggregate principal amount of subordinated convertible debentures on June 26, 2007 and received net proceeds of approximately $3.6 million. Originally, the debentures bore interest at a rate of 9.5% per annum, payable semi-annually and the principal balance of $4,000,000 was payable in full on June 30, 2012. On June 30, 2011, the Company amended the debentures by changing the principal repayment terms to four equal annual installments of $1 million beginning on June 30, 2012. On April 25, 2012, the Company further amended the debentures to defer the payment of principal to four equal annual installments of $1,000,000 beginning February 15, 2013. The interest rate on the debentures was also increased from 9.5% to 12% and then to 13% per annum. As discussed above, under the terms of the Company’s revolving credit facility, the Company is allowed to make the $1 million principal payments, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month periods ending prior to the principal payment dates, all as calculated pursuant to the senior credit facility.

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

The Company uses Financial Accounting Standards Board (FASB) guidance in Accounting Standards Certification (ASC) 815, Derivatives and Hedging, related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of January 29, 2011 and January 28, 2012, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

10.	Long-term Debt Maturities

The aggregate scheduled principal payments on the Company’s subordinated debenture (Note 5) and the Company’s subordinated convertible debentures as of January 28, 2012 are as follows:

Fiscal year:
2012	$—
2013	1,000,000
2014	1,000,000
2015	1,000,000
2016	1,000,000
Thereafter	4,185,483

$8,185,483

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plan

The Company has a 401(k) savings plan which allows full-time employees age 21 or over with at least one year of service to make tax-deferred contributions of 1% of compensation up to a maximum amount allowed under Internal Revenue Service guidelines. The plan provides for Company matching of employee contributions on a discretionary basis. The Company made no matching contributions for the years ended January 30, 2010, January 29, 2011, or January 28, 2012.

12.	Commitments and Contingencies

On January 25, 2010, the Company entered into a licensing agreement with the owner of the Halston trademark. Under the terms of this agreement, the Company has the exclusive right to manufacture and market footwear and handbags primarily under the trade name “H by Halston” for an initial, renewable term of five years. The Company pays royalties to the owner of the trademark based on the greater of a percentage of sales or a minimum annual royalty of $1,500,000, payable quarterly. The initial quarterly minimum royalty payment was made at the commencement of the agreement, subsequent royalty payments are payable quarterly in arrears. At January 28, 2012, the remaining contractual minimum royalty payments under the licensing agreement was $4,500,000.

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

Management believes it is more likely than not that it will not be able to realize benefits of net deferred tax assets and therefore has established a valuation allowance against its net deferred tax assets. As of January 28, 2012, the Company has increased the valuation allowance to $23,921,637. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

During fiscal year 2010, the Company received a federal income tax refund of $0.2 million from the carryback of net operating losses which was reflected as income tax benefit in the statement of operations. As of January 28, 2012, the Company has approximately $36.2 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Current:
Federal	$(1,250,116)	$(1,595,111)	$(2,550,482)
State and local	(311,435)	(565,290)	(565,137)

Total current	(1,561,551)	(2,160,401)	(3,115,619)

Deferred:
Federal	(1,612,653)	(1,392,386)	(899,902)
State and local	(293,210)	(253,161)	(163,619)

Total deferred	(1,905,863)	(1,645,547)	(1,063,521)

Valuation allowance	3,467,414	3,618,486	4,179,140

Total provision (benefit) for income taxes	$—	$(187,462)	$—

The differences between the provision for income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Federal income tax at statutory rate	$(3,178,734)	$(3,317,720)	$(3,835,011)
Impact of federal alternative minimum tax	—	—	—
Impact of NOL carryback refunds	—	(187,462)	—
Impact of graduated Federal rates	90,821	94,792	109,572
State and local income taxes, net of Federal income taxes	(401,655)	(419,218)	(484,589)
Change in valuation allowance	3,467,414	3,618,486	4,179,140
Permanent differences	22,154	23,660	30,888

Total provision (benefit) for income taxes	$—	$(187,462)	$—

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred tax assets and liabilities are as follows:

	January 29, 2011	January 28, 2012
Deferred tax assets:
Net operating loss carryforward	$10,775,110	$13,890,728
Vacation accrual	405,473	411,576
Inventory	1,191,540	1,157,708
Stock-based compensation	1,258,512	1,387,381
Accrued rent	3,372,826	2,941,258
Property and equipment	2,842,665	4,229,939

Total deferred tax assets	19,846,126	24,018,590

Deferred tax liabilities:
Prepaid expenses	(103,629)	(96,953)

Valuation allowance	(19,742,497)	(23,921,637)

Net deferred tax assets	$—	$—

14.	Stock-Based Compensation

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The number of options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the years ended January 30, 2010, January 29, 2011 and January 28, 2012, are as follows:

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Options granted	72,000	227,000	75,000
Weighted-average fair value of options granted	$0.18	$1.96	$0.63
Assumptions:
Dividends	0%	0%	0%
Risk-free interest rate	2.2%	2.8%	2.2%
Expected volatility	54%	97%	99%
Expected option life	6 years	6 years	6 years

Stock option activity through January 28, 2012 is as follows:

	Vested		Non Vested		Total
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at January 31, 2009	320,122	$9.76	641,451	$5.78	961,573	$7.11
Granted	—	—	72,000	0.33	72,000	0.33
Vested	211,063	7.41	(211,063)	7.41	—	—
Exercised	—	—	—	—	—	—
Forfeited	(258,156)	10.49	(70,662)	10.52	(328,818)	10.50

Balance at January 30, 2010	273,029	7.26	431,726	3.31	704,755	4.84

Granted	—	—	227,000	2.50	227,000	2.50
Vested	125,909	4.55	(125,909)	4.55	—	—
Exercised	(1,200)	0.32	—	—	(1,200)	0.32
Forfeited	(8,000)	9.08	(5,100)	4.72	(13,100)	7.38

Balance at January 29, 2011	389,738	$6.37	527,717	$2.65	917,455	$4.23

Granted	—	—	75,000	0.80	75,000	0.80
Vested	154,910	3.31	(154,910)	3.31	—	—
Exercised	—	—	—	—	—	—
Forfeited	(29,658)	9.53	(400)	1.95	(30,058)	9.43

Balance at January 28, 2012	514,990	$5.26	447,407	$2.11	962,397	$3.80

Total stock based compensation expense was $585,341, $364,088 and $330,432 for the years ended January 30, 2010, January 29, 2011 and January 28, 2012, respectively. The total intrinsic value of the options exercised during the year ended January 29, 2011, measured as the difference between the fair value of the Company’s stock on the date of exercise and the exercise price of the options exercised, was $2,367. No options were exercised during the years ended January 30, 2010 or January 28, 2012. The Company recognizes income tax deductions equal to the intrinsic value of stock options exercised. For the year ended January 29, 2011, such deductions resulted in an income tax benefit of $828, which, as a result of the Company’s net operating loss carryforward position, will not be recognized for financial reporting purposes until realized on a future income tax return. Cash payments received from option holders upon exercise of options during the year ended January 29, 2011 were $385.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about vested stock options as of January 28, 2012:

Range of Exercise Prices	Number of Options	Weighted-Average Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.01 — $0.80	31,919	6.4	$0.29	$19,616
$1.43 — $4.52	318,384	6.3	2.75	—
$7.75	57,320	2.0	7.75	—
$9.30 — $13.80	84,004	4.2	10.88	—
$20.06	23,364	4.1	20.06	—

Total ($0.01 — $20.06)	514,990	5.4	5.27	$19,616

The following table summarizes information about vested stock options and stock options expected to vest as of January 28, 2012:

Range of Exercise Prices	Number of Options	Weighted-Average Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.01 — $0.80	137,219	7.9	$0.55	$47,750
$1.43 — $4.52	603,600	6.8	2.60	—
$7.75	73,820	2.0	7.75	—
$9.30 — $13.80	108,983	4.2	10.81	—
$20.06	28,233	4.1	20.06	—

Total ($0.01 — $20.06)	951,855	6.9	4.16	$47,750

As of January 28, 2012, the total unrecognized compensation cost related to non vested stock-based compensation is $484,130, and the weighted-average period over which this compensation is expected to be recognized is 1.4 years.

2005 Incentive Compensation Plan

Under the 2005 Plan, up to 250,000 performance shares, restricted shares and other stock-based awards are available to be granted to employees or non-employee directors under terms determined by the Compensation Committee of the Board of Directors, which administers the 2005 Plan.

Restricted Shares

During fiscal years 2007, 2009, and 2011, the Company granted 69,000, 84,000, and 67,000 restricted shares of common stock with a grant date fair value of $4.52, $0.32, and $0.80 per share, respectively. Compensation expense related to restricted shares is recognized ratably over the 60 month vesting periods based on the grant date fair value of the restricted shares expected to vest at the end of the vesting period. As of January 28, 2012, the Company estimated that 200,600 restricted shares would vest at the end of the vesting periods. The number of restricted shares expected to vest is an accounting estimate and any future changes to the estimate will be reflected in stock based compensation expense in the period the change in estimate is made. As of January 29, 2011 and January 28, 2012, the aggregate intrinsic value of restricted shares expected to vest was $123,300 and, $124,372, respectively.

2012 Incentive Compensation Plan

On April 20, 2012, the Company’s Board of Directors adopted the Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan and a related form of Restricted Stock Unit Award Agreement, which provide for awards of restricted stock units covering up to 1,010,000 shares of the Company’s common stock. Awards

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

related to all of these shares are expected to be issued in the second quarter of fiscal year 2012. The awards will be paid out in common stock only if the vesting conditions are met. These conditions require, among other things, a minimum of two years of continuous service from the date of grant and satisfaction of additional vesting triggers based on the closing price of the Company’s common stock ranging from $2 to $3 per share. The awards expire after five years if the vesting conditions are not met.

15.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended January 30, 2010	Year Ended January 29, 2011	Year Ended January 28, 2012
Numerator:
Net loss	$(9,082,096)	$(9,291,737)	$(10,957,174)
Numerator for basic earnings (loss) per share	(9,082,096)	(9,291,737)	(10,957,174)
Interest expense related to convertible debentures	—	—	—
Numerator for diluted earnings (loss) per share	$(9,082,096)	$(9,291,737)	$(10,957,174)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	7,328,087	8,174,465	9,287,449
Effect of dilutive securities:
Stock options	—	—	—
Stock purchase warrants	—	—	—
Convertible debentures	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	7,328,087	8,174,465	9,287,449

The diluted earnings per share calculation for the year ended January 28, 2012 excludes incremental shares of 29,773 related to outstanding stock options and incremental shares of 518,299 related to shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the year ended January 29, 2011 excludes incremental shares of 33,529 related to outstanding stock options and incremental shares of 497,286 related to shares underlying convertible debentures because they are antidilutive. The 384,000 outstanding stock purchase warrants were excluded from the diluted earnings per share calculation for the year ended January 30, 2010 because they had exercise prices that were greater than the average closing price of the Company’s common stock for the period.

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

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Fair Value Measurement

The carrying values and fair values of the Company’s financial instruments are as follows:

	January 29, 2011		January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$146,263	$146,263	$148,308	$148,308
Revolving credit facility	10,449,299	10,449,299	11,560,210	11,560,210
Subordinated debenture	4,123,327	4,039,445	4,185,483	4,106,971
Subordinated convertible debentures	4,000,000	3,052,837	4,000,000	3,827,461

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated debenture and the subordinated convertible debentures have been estimated based on Level 3 inputs in the fair value hierarchy as there is no relevant publicly available data regarding the valuation of debt of similar size and maturities of companies with comparable credit ratings.

17.	Related Party Transactions

Among the investors in the subordinated convertible debentures described in Note 9 are Scott Schnuck, who is a director of the Company, Bernard Edison and Julian Edison, who are advisory directors to the Company, Andrew Baur, who prior to his death in 2011 was a director of the company, and an entity affiliated with Mr. Baur. Each of Messrs. Baur, Schnuck, B. Edison and J. Edison received fees and other compensation from time to time in their capacities with the Company. Mr. B. Edison beneficially owned in excess of 5% of the Company’s common stock during part of fiscal year 2011.

Steven Madden, Ltd., owns 1,844,860 shares of the Company’s common stock and is the investor in the subordinated debenture described in Note 5. Steven Madden, Ltd., through its subsidiaries, sells footwear to the Company and also serves as one of the Company’s buying agents. In fiscal years 2010 and 2011, the Company purchased $10.5 million and $17.0 million, respectively, in footwear and paid $0.7 million and $1.3 million, respectively, in buying agent fees to Steven Madden, Ltd. or its subsidiaries. As described in Note 3, the Company sold its Wild Pair trademark to Steven Madden, Ltd. for $4.0 million in fiscal year 2011.

18.	Quarterly Financial Data — Unaudited

Summarized quarterly financial information for fiscal years 2010 and 2011 is as follows:

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended January 29, 2011
Fiscal year 2010:
Net sales	$43,524,036	$43,293,127	$40,575,879	$58,232,802
Gross profit	10,736,296	11,932,912	6,350,181	20,552,518
Net income (loss)(1)	(3,450,817)	(2,075,142)	(8,934,981)	5,169,203
Basic earnings (loss) per share	(0.47)	(0.28)	(1.03)	0.56
Diluted earnings (loss) per share	(0.47)	(0.28)	(1.03)	0.54

BAKERS FOOTWEAR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended January 28, 2012
Fiscal year 2011:
Net sales	$47,012,740	$44,303,614	$40,201,918	$53,577,016
Gross profit	12,257,184	12,970,222	4,937,045	16,181,659
Net income (loss)(1)(2)	(2,516,667)	(1,581,460)	(10,233,721)	3,374,674
Basic earnings (loss) per share	(0.27)	(0.17)	(1.10)	0.36
Diluted earnings (loss) per share	(0.27)	(0.17)	(1.10)	0.36

(1)	During fiscal years 2010 and 2011, the Company recognized $1,415,979, and $1,882,725 respectively in noncash charges related to the impairment of long-lived assets of underperforming stores.

(2)	During the fourth quarter of fiscal year 2011, we recorded a $3.8 million gain on disposal of property and equipment from sale of Wild Pair trademark.