Form 10-Q
period 2012-04-28
BAKERS FOOTWEAR GROUP INC
filed 2012-06-12
CIK 1171032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Common Stock, par value $0.0001 per share, 9,295,916 shares issued and outstanding as of June 9, 2012.

BAKERS FOOTWEAR GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKERS FOOTWEAR GROUP, INC.

CONDENSED BALANCE SHEETS

	April 30, 2011	January 28, 2012	April 28, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,755	$148,308	$132,087
Accounts receivable	1,840,671	1,150,601	1,449,840
Inventories	27,191,213	24,398,190	24,570,829
Prepaid expenses and other current assets	924,525	1,124,938	1,564,161

Total current assets	30,170,164	26,822,037	27,716,917
Property and equipment, net	17,334,393	14,087,942	13,355,158
Other assets	1,010,982	801,074	833,612

Total assets	$48,515,539	$41,711,053	$41,905,687

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$14,716,321	$20,783,454	$22,313,051
Accrued expenses	8,823,179	8,879,369	8,838,429
Subordinated convertible debentures	—	—	1,000,000
Sales tax payable	1,122,984	989,096	988,524
Deferred income	1,092,757	385,599	159,991
Revolving credit facility	14,726,269	11,560,210	12,419,222

Total current liabilities	40,481,510	42,597,728	45,719,217
Accrued noncurrent rent liabilities	8,309,649	7,541,688	6,576,321
Subordinated convertible debentures	4,000,000	4,000,000	3,000,000
Subordinated debenture	4,138,022	4,185,483	4,202,499
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares outstanding	—	—	—
Common Stock, $0.0001 par value; 40,000,000 shares authorized, 9,295,916 shares outstanding at April 30, 2011, January 28, 2012, and April 28, 2012	930	930	930
Additional paid-in capital	40,534,017	40,774,320	40,846,858
Accumulated deficit	(48,948,589)	(57,389,096)	(58,440,138)

Total shareholders’ deficit	(8,413,642)	(16,613,846)	(17,592,350)

Total liabilities and shareholders’ deficit	$48,515,539	$41,711,053	$41,905,687

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Net sales	$47,012,740	$44,317,499
Cost of merchandise sold, occupancy, and buying expenses	34,755,556	31,746,053

Gross profit	12,257,184	12,571,446
Operating expenses:
Selling	10,196,930	9,309,507
General and administrative	4,122,650	4,083,553
Loss (gain) on disposal of property and equipment	3,349	(211,608)

Operating loss	(2,065,745)	(610,006)
Other income (expense):
Interest expense	(460,775)	(471,458)
Other, net	9,853	30,422

Loss before income taxes	(2,516,667)	(1,051,042)
Benefit from income taxes	—	—

Net loss	$(2,516,667)	$(1,051,042)

Net loss per common share	$(0.27)	$(0.11)

Comprehensive loss	$(2,516,667)	$(1,051,042)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 28, 2012	9,295,916	$930	$40,774,320	$(57,389,096)	$(16,613,846)
Stock-based compensation expense	—	—	72,538	—	72,538
Net loss	—	—	—	(1,051,042)	(1,051,042)

Balance at April 28, 2012	9,295,916	$930	$40,846,858	$(58,440,138)	$(17,592,350)

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Operating activities
Net loss	$(2,516,667)	$(1,051,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281,678	1,077,442
Accretion of debt discount	14,695	17,016
Stock-based compensation expense	90,129	72,538
Loss (gain) on disposal of property and equipment	3,349	(211,608)
Changes in operating assets and liabilities:
Accounts receivable	(355,855)	(299,232)
Inventories	(1,279,705)	(172,639)
Prepaid expenses and other current assets	46,358	(439,223)
Other assets	76,076	(41,670)
Accounts payable	(1,293,526)	1,529,597
Accrued expenses and deferred income	276,867	(267,120)
Accrued rent liabilities	(338,623)	(965,367)

Net cash used in operating activities	(3,995,224)	(751,308)
Investing activities
Purchase of property and equipment	(214,254)	(383,168)

Net cash used in investing activities	(214,254)	(383,168)
Financing activities
Net advances under revolving credit facility	4,276,970	859,012
Proceeds from disposition of property and equipment	—	259,243

Net cash provided by financing activities	4,276,970	1,118,255
Net increase (decrease) in cash and cash equivalents	67,492	(16,221)
Cash and cash equivalents at beginning of period	146,263	148,308

Cash and cash equivalents at end of period	$213,755	$132,087

Supplemental disclosures of cash flow information
Cash paid for interest	$330,578	$328,995

See accompanying notes.

BAKERS FOOTWEAR GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Unaudited

1. Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments that management believes are necessary to present fairly Bakers Footwear Group, Inc.’s (the Company’s) financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are subject to seasonal fluctuations and, consequently, operating results for interim periods are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”) and has made disclosures of all material subsequent events in the notes to the unaudited interim financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Codification (ASC) 2011-05, Presentation of Comprehensive Income, which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The Company adopted ASC 2011-05 during the quarter ended April 28, 2012 and did not affect our results of operations or financial condition.

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

The Company’s recent losses have had a significant negative impact on the Company’s financial position and liquidity. As of April 28, 2012, the Company had negative working capital of $18.0 million, unused borrowing capacity under its revolving credit facility of $1.3 million, and shareholders’ deficit of $17.6 million.

The Company’s updated business plan for the remainder fiscal year 2012 is based on mid-single digit decreases in comparable store sales for the second quarter of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Fiscal year 2012 comparable store sales through June 9, 2012, have decreased 4.4%. The lower than planned sales have placed increased pressure on the Company’s liquidity position. The Company also initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the updated business plan, the Company expects to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. The Company believes that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. The Company will need to continue working with its landlords and vendors to arrange payment terms that are reflective of its seasonal cash flow patterns. The Company does not expect to achieve significant additional liquidity through further extensions of payment terms. The Company is working with its lenders to refinance its credit line to increase availability, including an increase to the interest rate, but no assurance can be given as to when it will occur, if at all. There is no assurance that the Company will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in its business plan.

The Company has a $30 million revolving credit facility as described in Note 3. The facility contains a minimum availability or adjusted EBITDA interest coverage ratio covenant that requires that either the Company maintain unused availability greater than 20% of the calculated borrowing base or maintain a ratio of adjusted EBITDA to interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily and, if not met, then the adjusted EBITDA covenant is tested on a rolling twelve month basis. During the third and fourth quarters of fiscal year 2010 and fiscal year 2011, the Company met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. The Company continues to closely monitor its availability and continues to be constrained by its limited unused borrowing capacity. As of June 9, 2012, the balance on the revolving line of credit was $8.1 million and unused borrowing capacity in excess of the covenant minimum was $1.4 million.

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

Based on the Company’s business plan for the remainder of fiscal year 2012, including the anticipated impact of the margin improvement and cost reduction program, the Company believes that it will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in the revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. However, given the inherent volatility in the Company’s sales performance and recent sales trends, there is no assurance that the Company will be able to do so. In addition, in light of the Company’s historical sales volatility and the Company’s recent inability to comply with the ratio requirement, the Company believes that there is a reasonable possibility that the Company may not be able to comply with its financial covenants. Failure to comply would be a default under the terms of the Company’s revolving credit facility and could result in the acceleration of all of the Company’s debt obligations. If the Company is unable to comply with its financial covenants, it will be required to seek one or more amendments or waivers from its lenders. The Company believes that it would be able to obtain any required amendments or waivers, but can give no assurance that it would be able to do so on favorable terms, if at all. If the Company is unable to obtain any required amendments or waivers, the Company’s lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against the Company. If such acceleration occurred, the Company currently has insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

The Company continues to face considerable liquidity constraints. Although the Company believes the business plan, including the cost reduction and margin improvement plan, is achievable, should the Company fail to achieve the sales or gross margin levels anticipated, or if the Company were to incur significant unplanned cash outlays, it would quickly become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund its operations. In recognition of existing liquidity constraints, the Company continues to look for additional sources of capital, including refinancing of its credit facility, at acceptable terms. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

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

3. Revolving Credit Facility

The Company has a revolving credit agreement with a commercial bank (Bank). This agreement calls for a maximum line of credit of $30,000,000 subject to the calculated borrowing base as defined in the agreement, which is based primarily on the Company’s inventory level. The agreement is secured by substantially all assets of the Company. The credit facility is senior to the subordinated convertible debentures and the subordinated debenture. Interest is payable monthly at the bank’s base rate plus 3.5%. An unused line fee of 0.75% per annum is payable monthly based on the difference between the maximum line of credit and the average loan balance. The Company had approximately $1,624,000, $1,556,000 and $1,316,000 (under the terms of the new minimum availability covenant discussed below) of unused borrowing capacity under the revolving credit agreement based upon the Company’s borrowing base calculation as of April 30, 2011, January 28, 2012 and April 28, 2012, respectively. The agreement has certain restrictive financial and other covenants relating to, among other things, use of funds under the facility in accordance with the Company’s business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of the Company’s common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of the Company’s stock, and restricting certain acquisitions. The revolving credit agreement also provides that the Company can elect to fix the interest rate on a designated portion of the outstanding balance as set forth in the agreement based on the LIBOR (London Interbank Offered Rate) plus 4.0%.

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

In connection with amendments to the Company’s subordinated convertible debentures, the Company amended its revolving credit facility to allow the Company to make the required $1 million principal payments on the subordinated convertible debentures beginning February 15, 2013, provided that certain conditions are met, including that the Company maintains at least a 1.0 to 1.0 ratio of adjusted EBITDA to its interest expense for the 12 month periods ending prior to the principal payment dates, all as calculated pursuant to the senior credit facility. The Company is in negotiations to refinance its credit facility, but can give no assurance as to when it will occur, if at all.

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

The Company uses FASB guidance in ASC 815 Derivatives and Hedging related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and established a two-step process for making such determination. The Company accounts separately for the fair value of the conversion feature of the convertible debentures. As of April 30, 2011, January 28, 2012 and April 28, 2012, the Company determined that the fair value of the conversion feature was de minimis. Significant future increases in the value of the Company’s common stock would result in an increase in the fair value of the conversion feature which would result in expense recognition in future periods.

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

Management believes it is more likely than not that it will not be able to realize benefits of net deferred tax assets and therefore has established a valuation allowance against its net deferred tax assets. As of April 28, 2012, the Company has increased the valuation allowance to $24,172,746. The Company has scheduled the reversals of its deferred tax assets and deferred tax liabilities and has concluded that based on the anticipated reversals a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

As of April 28, 2012, the Company has approximately $37.6 million of net operating loss carryforwards that expire in 2022 available to offset future taxable income.

Significant components of the provision for (benefit from) income tax expense are as follows:

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Current:
Federal	$(739,092)	$(570,078)
State and local	(157,652)	(113,298)

Total current	(896,744)	(683,376)

Deferred:
Federal	(52,676)	241,833
State and local	(9,577)	43,970

Total deferred	(62,253)	285,803

Valuation allowance	958,997	397,573

Total income tax expense	$—	$—

The differences between income tax expense calculated at the statutory U.S. federal income tax rate of 35% and the amount reported in the statements of operations are as follows:

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Federal income tax at statutory rate	$(880,833)	$(367,865)
Impact of graduated Federal rates	25,167	10,511
State and local taxes, net of federal income taxes	(111,303)	(46,490)
Change in valuation allowance	958,996	397,573
Permanent differences	7,973	6,271

Total provision for (benefit from) income taxes	$—	$—

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes. Deferred income taxes were computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2011	January 28, 2012	April 28, 2012
Deferred tax assets:
Net operating loss carryforward	$11,671,854	$13,890,728	$14,574,105
Vacation accrual	410,153	411,576	416,256
Inventory	1,325,812	1,157,708	1,175,938
Stock-based compensation	1,293,662	1,387,381	1,415,670
Accrued rent	3,240,763	2,941,258	2,564,765
Property and equipment	2,925,026	4,229,939	4,193,262

Total deferred tax assets	20,867,270	24,018,590	24,339,996

Deferred tax liabilities:
Prepaid expenses	165,776	(96,953)	(167,250)

Valuation allowance	(20,701,494)	(23,921,637)	(24,172,746)

Net deferred tax assets	$—	$—	$—

The Company’s federal income tax returns subsequent to the fiscal year ended January 1, 2005 remain open. As of April 28, 2012, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

7. Stock-Based Compensation

During the thirteen weeks ended April 28, 2012, the Company issued 19,500 nonqualified stock options with a weighted average exercise price of $0.84. During the thirteen weeks ended April 30, 2011, the Company issued 75,000 nonqualified stock options with a weighted average exercise price of $0.80. These options are exercisable in equal annual installments of 20% on or after each of the first five years from the date of grant and expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation. During the thirteen weeks ended April 30, 2011, the Company also issued 67,000 shares of restricted common stock. Shares of restricted stock cliff vest on the five year anniversary of the grant date.

The number of stock options granted, their grant-date weighted-average fair value, and the significant assumptions used to determine fair-value during the thirteen weeks ended April 30, 2011 and April 28, 2012 are as follows:

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Options granted	75,000	19,500
Weighted-average fair value of options granted	$0.63	$0.68
Assumptions
Dividends	0%	0%
Risk-free interest rate	2.2%	1.1%
Expected volatility	99%	104%
Expected option life	6 years	6 years

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

On May 14, 2012, subsequent to the end of the first quarter, the Company issued 945,000 restricted stock units.

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

The following table sets forth the components of the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Numerator:
Net loss	$(2,516,667)	$(1,051,042)

Numerator for loss per share	(2,516,667)	(1,051,042)

Interest expense related to convertible debentures	—	—
Numerator for diluted loss per share	$(2,516,667)	$(1,051,042)

Denominator:
Denominator for basic earnings per share — weighted average shares	9,262,048	9,295,916
Effect of dilutive securities Stock options	—	—
Convertible debentures	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	9,262,048	9,295,916

The diluted earnings per share calculation for the thirteen weeks ended April 28, 2012 excludes 28,113 incremental shares related to outstanding stock options and 518,299 incremental shares underlying convertible debentures because they are antidilutive. The diluted earnings per share calculation for the thirteen weeks ended April 30, 2011 excludes 30,285 incremental shares related to outstanding stock options and 518,299 incremental shares underlying convertible debentures because they are antidilutive.

9. Commitments and Contingencies

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

10. Fair Value of Financial Instruments

The Company has adopted the provisions of ASC 825 Financial Instruments related to interim disclosures about fair value of financial instruments. This guidance requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.

	April 30, 2011
	Carrying Amount	Fair Value
Cash and cash equivalents	$213,755	$213,755
Revolving credit facility	14,726,269	14,726,269
Subordinated debenture	4,138,022	4,055,343
Subordinated convertible debentures	4,000,000	3,290,279

	January 28, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$148,308	$148,308
Revolving credit facility	11,560,210	11,560,210
Subordinated debenture	4,185,483	4,106,971
Subordinated convertible debentures	4,000,000	3,827,461

	April 28, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$132,087	$132,087
Revolving credit facility	12,419,222	12,419,222
Subordinated debenture	4,202,499	4,125,578
Subordinated convertible debentures	4,000,000	3,974,437

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the revolving credit facility approximates fair value because the facility has a floating interest rate. The fair values of the subordinated debenture and the subordinated convertible debentures have been estimated based on Level 3 inputs in the fair value hierarchy as there is no relevant publicly available data regarding the valuation of debt of similar size and maturities of companies with comparable ratings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto provided herein and the Company’s audited financial statements and notes thereto in our annual report on Form 10-K for the fiscal year ended January 28, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause such a difference also include, but are not limited to, those discussed in our annual report on Form 10-K under “Item 1. Business — Cautionary Note Regarding Forward-Looking Statements and Risk Factors” and under “Item 1. Business — Risk Factors” and those discussed elsewhere in our Annual Report on Form 10-K and related notes thereto and elsewhere in this quarterly report.

Overview

We are a national, mall-based, specialty retailer of distinctive footwear and accessories targeting young women who demand quality fashion products. We feature private label and national brand dress, casual and sport shoes, boots, sandals and accessories. As of April 28, 2012, we operated a total of 225 stores, including 12 stores in the Wild Pair format.

During the first quarter of fiscal year 2012, our net sales decreased 5.7% compared to the first quarter of fiscal year 2011, reflecting lower demand in our dress shoe category. Comparable store sales in the first quarter of 2012 decreased 2.7%, compared to an increase of 9.3% in the first quarter of 2011. Gross profit percentage increased to 28.4% of sales in the first quarter of 2011 from 26.1% in the first quarter of 2011, reflecting lower occupancy costs due to the reduction in store count and reduced occupancy costs as discussed below. Our net loss for the first quarter decreased to $1.1 million from $2.5 million in the first quarter of 2011.

Recent losses have had a significant negative impact on our financial position and liquidity. As of April 28, 2012, we had negative working capital of $18.0 million, unused borrowing capacity under our revolving credit facility of $1.3 million, and a shareholders’ deficit of $17.6 million.

As discussed in more detail in the “Liquidity and Capital Resources” section below, our updated business plan for the remainder of fiscal year 2012 reflects mid-single digit decreases in comparable store sales for the second quarter of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Fiscal year 2012 comparable store sales through June 9, 2012, have decreased 4.4%. The lower than planned sales have placed increased pressure on our liquidity position. We also have initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the updated business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. We do not expect to achieve significant additional liquidity through further extensions of payment terms. There is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Debt Covenants

As previously reported, we amended our $4 million subordinated convertible debentures in June 2011 and again in April 2012 to defer principal payments and increase the interest rate. Originally, the debentures were payable in full in June 2012 and bore interest at 9.5%. The June 2011 amendment rescheduled the principal payments to four equal annual installments beginning in June 2012 and increased the interest rate to 12%. The April 2012 amendment further deferred the principal payments to four equal annual installments beginning in February 2013 and increased the interest rate to 13%. In both cases, our senior lender consented to the amendment but, among other things, conditioned our ability to make those future principal payments on a requirement that we maintain at least a 1.0 to 1.0 ratio of adjusted EBITDA to interest expense for the 12 month periods ending prior to the payments. For more information, please see “— Liquidity and Capital Resources — Debt Covenants” for additional information.

In addition to the condition to make the payments on our subordinated convertible debentures, our credit facility contains, among other things, a minimum availability or adjusted EBITDA interest coverage ratio covenant which requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. Since the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis and we anticipate doing so for 2012. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 9, 2012, the balance on our revolving line of credit was $8.1 million, and our unused borrowing capacity in excess of the covenant minimum was $1.4 million.

Based on our business plan for the remainder of fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. Given the inherent volatility in our sales performance and our recent inability to comply with the ratio requirement there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility, recent sales trends, and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants. Failure to comply with our financial covenants or the payment terms of the subordinated convertible debentures may result in a default under the terms of the revolving credit facility and our subordinated convertible debentures and could result in the acceleration of all of our debt obligations. As a result, we would be required to seek one or more additional amendments or waivers from our lenders. We believe that we would be able to obtain any required amendments or waivers, but can give no assurance that we would be able to do so on favorable terms, if at all. If we are unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing.

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital, including refinancing our credit facility, at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

Senior Credit Facility

We are negotiating with our lenders to refinance our senior revolving credit facility. We anticipate that such a refinancing would increase our unused borrowing capacity for most of our fiscal year, extend the term of the facility and increase our borrowing costs by approximately 4% per annum, plus the costs of entering into the facility. Initially, any increased availability from a new facility is not likely to materially increase our borrowing capacity beyond relieving some of the recent pressure on our liquidity position as a result of recent sales results and the increased costs of entering into the new facility. We can give no assurance as to when this may occur, if at all.

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

We believe that our application of accounting policies, and the estimates that are inherently required by these policies, are reasonable. We believe that our significant accounting policies including those regarding merchandise inventories, store closing and impairment charges, stock-based compensation expense and deferred income taxes may involve a higher degree of judgment and complexity. These policies were discussed in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and there has been no changes in these policies during the first quarter of 2012.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of sales, for the periods indicated.

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Net sales	100.0%	100.0%
Cost of merchandise sold, occupancy and buying expense	73.9	71.6

Gross profit	26.1	28.4
Selling expense	21.7	21.0
General and administrative expense	8.8	9.2
Loss (gain) on disposal of property and equipment	—	(0.4)

Operating loss	(4.4)	(1.4)
Other income, net	—	0.1
Interest expense	(1.0)	(1.1)

Loss before income taxes	(5.4)	(2.4)
Benefit from income taxes	—	—

Net loss	(5.4)%	(2.4)%

The following table sets forth our number of stores at the beginning and end of each period indicated and the number of stores opened and closed during each period indicated.

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended April 28, 2012
Number of stores at beginning of period	232	227
Stores opened during period	0	—
Stores closed during period	(1)	(2)

Number of stores at end of period	231	225

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Net sales. Net sales decreased to $44.3 million for the thirteen weeks ended April 28, 2012 (first quarter 2012) from $47.0 million for the thirteen weeks ended April 30, 2011 (first quarter 2011), a decrease of $2.7 million or 5.7%. The lower sales reflect comparatively lower demand for our dress shoe category. Our comparable store sales for the first quarter of 2012, including multi-channel sales, decreased by 2.7% compared to a 9.3% increase in comparable store sales in the first quarter of 2011. Our unit sales decreased 7.3% and our average unit selling prices increased 2.6% compared to the first quarter of 2011. Our multi-channel sales increased 40.1% to $2.8 million.

Gross profit. Gross profit increased to $12.6 million in the first quarter of 2012 from $12.3 million in the first quarter of 2011, an increase of $0.3 million or 2.6% primarily resulting from a $1.0 million reduction in occupancy costs that are classified as a component of cost of sales. The reduction in occupancy included the reversal of approximately $0.7 million in accrued straight-line rent expense resulting from the sale of a store lease. As a percentage of sales, gross profit increased to 28.4% in the first quarter of 2012 from 26.1% in the first quarter of 2011 primarily resulting from lower occupancy costs due to a reduction in store count. The increase in gross margin dollars includes the following: an increase of $1.0 million from improved gross margin percentage partially offset by a $0.6 million comparable sales decrease and a decrease of $0.1 million from net store closures. Total markdowns costs were $6.0 million in the first quarter of 2012 compared to $7.3 million in the first quarter of 2011.

Selling expense. Selling expense decreased to $9.3 million in the first quarter of 2012 from $10.2 million in the first quarter of 2011, a decrease of $0.9 million or 8.7%, and decreased as a percentage of sales to 21.0% from 21.7%. The decrease was the result of $0.4 million decrease in payroll expenses, $0.3 million decrease in marketing expenses and $0.2 million in lower store depreciation expense. The reduction in payroll expenses and store depreciation expense was primarily the result of a reduction in the number of stores in the first quarter of 2012 from the first quarter of 2011.

General and administrative expense. General and administrative expense remained flat at $4.1 million in the first quarter of 2012 compared to the first quarter of 2011. As a percentage of sales, general and administrative expenses increased to 9.2% from 8.8%.

Gain/loss on disposal of property and equipment. We recognized a $0.2 million gain on disposal of property and equipment in the first quarter of 2012 from a sale of a store lease.

Interest expense. Interest expense remained flat at $0.5 million year over year.

Net loss. Our net loss decreased to 1.1 million, or 2.4% of net sales, in the first quarter of 2012 compared to a net loss of $2.5 million, 5.4% of net sales, in the first quarter of 2011.

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

Our recent losses have had a significant negative impact on our financial position and liquidity. As of April 28, 2012, we had negative working capital of $18.0 million, unused borrowing capacity under our revolving credit facility of $1.3 million, and negative shareholders’ equity of $17.6 million.

Our updated business plan for fiscal year 2012 reflects mid-single digit decreases in comparable store sales for the second quarter of fiscal year 2012 and mid-single digit increases in comparable store sales for the second half of 2012. Fiscal year 2012 comparable store sales through June 9, 2012, have decreased 4.4%. The lower than planned sales have placed increased pressure on our liquidity position. Also, as part of our business plan, we initiated a plan to achieve $10.0 million of margin enhancements and cost cuts. Based on the business plan, we expect to maintain adequate liquidity for the remainder of fiscal year 2012. The business plan reflects increased focus on inventory management and on timely promotional activity. We believe that this focus on inventory should improve overall gross margin performance in fiscal year 2012 compared to fiscal year 2011. We will need to continue working with our landlords and vendors to arrange payment terms that are reflective of our seasonal cash flow patterns. We do not expect to achieve significant additional liquidity through further extensions of payment terms. There is no assurance that we will achieve the sales, margin improvements, expense reductions or improved cash flow contemplated in our business plan.

Debt Covenants

Senior Credit Facility. We have a $30 million senior secured revolving credit facility with Bank of America, N.A., which is scheduled to mature on May 28, 2013. The agreement contains, among other things, a minimum availability or adjusted EBITDA interest coverage ratio covenant which requires that either we maintain unused availability greater than 20% of the calculated borrowing base or maintain the ratio of our adjusted EBITDA to our interest expense (both as defined in the amendment) of no less than 1.0:1.0. The minimum availability covenant is tested daily, and if not met the adjusted EBITDA covenant is tested monthly on a rolling twelve month basis. Since the third quarter of fiscal year 2010, we have met the bank covenant based on maintaining unused availability greater than 20% on a daily basis. Our business plan for 2012 also anticipates meeting the bank covenant on this basis. We continue to closely monitor our availability and continue to be constrained by our limited unused borrowing capacity. As of June 9, 2012, the balance on our revolving line of credit was $8.1 million, and our unused borrowing capacity in excess of the covenant minimum was $1.4 million. As discussed in “—Overview—Senior Credit Facility,” we are in the process of attempting to refinance our senior credit facility but can give no assurance as to when it will occur, if at all, or at what terms.

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

Based on our business plan for fiscal year 2012 including the anticipated impact of the margin improvement and cost reduction program, we believe that we will be able to comply with the minimum availability or adjusted EBITDA coverage ratio covenant in our revolving credit facility and comply with the adjusted EBITDA requirement related to the scheduled principal payment on the convertible debentures in February 2013. Given the inherent volatility in our sales performance, our recent inability to comply with the ratio requirement and recent sales results there is no assurance that we will be able to do so. In addition, in light of our historical sales volatility and the current state of the economy, we believe that there is a reasonable possibility that we may not be able to comply with the financial covenants.

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

We continue to face considerable liquidity constraints. Although we believe our business plan is achievable, should we fail to achieve the sales or gross margin levels we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts to fund our operations. In recognition of existing liquidity constraints, we continue to look for additional sources of capital, including refinancing our credit facility, at acceptable terms. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

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

The following table summarizes certain key liquidity measurements:

	April 30, 2011	January 28, 2012	April 28, 2012
Cash	$213,755	$148,308	$132,087
Inventories	27,191,213	24,398,190	24,570,829
Total current assets	30,170,164	26,822,037	27,716,917
Property and equipment, net	17,334,393	14,087,942	13,355,158
Total assets	48,515,539	41,711,053	41,905,687
Accounts payable	14,716,321	20,783,454	22,313,051
Revolving credit facility	14,726,269	11,560,210	12,419,222
Subordinated convertible debentures	4,000,000	4,000,000	4,000,000
Subordinated debenture	4,138,022	4,185,483	4,202,499
Total current liabilities	40,481,510	42,597,728	45,719,217
Total shareholders’ deficit	(8,413,642)	(16,613,846)	(17,592,350)
Net working capital	(10,311,346)	(15,775,691)	(18,002,300)
Unused borrowing capacity*	1,624,060	1,556,150	1,315,900

*	as calculated under the terms of our revolving credit facility

Operating activities

Cash used in operating activities was $0.8 million in the first quarter of 2012 compared to $4.0 million in the first quarter of 2011. The net loss in the first quarter of 2012 of $1.1 million included non-cash items such as depreciation expense of $1.1 million, gain on disposal of property and equipment of $0.2 million, and $0.1 million of stock-based compensation expense and accretion of debt discount. The most significant use of cash in operating activities in the first quarter of 2012 relates to a $1.2 million increase in accrued expenses and accrued rent liabilities from the beginning of the year, $0.9 increase in prepaid expenses and other current assets, accounts receivable and inventory offset by a $1.5 million increase in accounts payable. The most significant uses of cash in operating activities in the first quarter of 2011, relate to a net loss of $2.5 million, a $1.3 million increase in inventory from the beginning of the year, $1.3 decrease in accounts payable and a $0.4 million increase in accounts receivable.

Inventories at April 28, 2012 were $0.2 million higher than at January 28, 2012, and $2.6 million, or 9.6%, lower than at April 30, 2011, consistent with our cost reduction strategy. Although we believe that at April 28, 2012, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that fashion trends could change suddenly. We monitor our inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the freshness of our inventory.

Investing activities

Cash used in investing activities was $0.4 million in the first quarter of 2012 compared to $0.2 million for the first quarter of 2011. During each quarter, cash used in investing activities substantially consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and remodeled stores.

We currently anticipate that our capital expenditures in fiscal year 2012, primarily related to new stores, store remodeling, distribution and general corporate activities, will be approximately $2 million depending on cash flow. We anticipate being able to fund this level of store expansion from internally generated cash flow.

Financing activities

Cash provided by financing activities was $1.1 million in the first quarter of 2012 compared to $4.3 million for the first quarter of 2011. The source of cash in the first quarter of 2012 was the net draws of $0.9 million on our revolving line of credit and $0.3 million proceeds from sale of property and equipment. In the first quarter of fiscal year 2011, the principal source of cash was the net draws of $4.3 million on our revolving line of credit.

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

The credit facility includes financial, reporting and other covenants relating to, among other things, use of funds under the facility in accordance with our business plan, prohibiting a change of control, including any person or group acquiring beneficial ownership of 40% or more of our common stock or combined voting power (as defined in the credit facility), maintaining a minimum availability, prohibiting new debt, restricting dividends and the repurchase of our stock, and restricting certain acquisitions. In the event that we violate any of these covenants, including the minimum availability or adjusted EBITDA interest coverage financial covenant (as described above), or if other indebtedness in excess of $1.0 million could be accelerated, or in the event that 10% or more of our leases could be terminated (other than solely as a result of certain sales of our common stock), the bank would have the right to accelerate repayment of all amounts outstanding under the agreement, or to commence foreclosure proceedings on our assets. We were in compliance with these covenants as of January 28, 2012 and expect to remain in compliance throughout fiscal year 2012 based on the expected execution of our business plan.

We had balances under our revolving credit facility of $12.4 million, $11.6 million and $14.7 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively. We had approximately $1.3 million, $1.6 million and $1.6 million in unused borrowing capacity calculated under the provisions of our revolving credit facility as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively. During the first quarters of fiscal years 2012 and 2011, the highest outstanding balances on our revolving credit facility were $12.8 million and $15.9 million, respectively. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Subordinated Convertible Debentures

On June 26, 2007, we issued $4 million in aggregate principal amount of subordinated convertible debentures in a private placement. The subordinated convertible debentures originally were nonamortizing, bearing interest at a rate of 9.5% per annum, payable semi-annually on each June 30 and December 31, and mature on June 30, 2012. Investors included corporate director Scott C. Schnuck, former corporate director Andrew N. Baur and an entity affiliated with Mr. Baur, and advisory directors Bernard A. Edison and Julian Edison.

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

Off-Balance Sheet Arrangements

At April 28, 2012, January 28, 2012, and April 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could otherwise have arisen if we had engaged in such relationships.

Contractual Obligations

The following table summarizes our contractual obligations as of April 28, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations(1)	$13,403,456	$843,055	$3,654,749	$3,127,527	$5,778,125
Operating lease obligations (2)	89,893,373	23,238,282	37,376,573	20,874,897	8,403,621
Purchase obligations (3)	29,551,702	23,926,702	3,000,000	2,625,000	—

Total	$132,848,531	$48,008,039	$44,031,322	$26,627,424	$14,181,746

(1)	Includes principal and interest payments on our subordinated convertible debentures and our subordinated debenture.
(2)	Includes minimum payment obligations related to our store leases.
(3)	Includes merchandise on order, minimum royalty payments related to the H by Halston license, and payment obligations relating to store construction and miscellaneous service contracts.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 29, 2012. This guidance does not affect our results of operations or financial condition.

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

Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first quarter of fiscal year 2012.

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

Date: June 12, 2012

BAKERS FOOTWEAR GROUP, INC.
(Registrant)

By:	/s/ Peter A. Edison Peter A. Edison
Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer)
Bakers Footwear Group, Inc.
(On behalf of the Registrant)

By:	/s/ Charles R. Daniel, III Charles R. Daniel, III
Executive Vice President and Chief Financial Officer, Controller, Treasurer, and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on April 2, 2004 (File No. 000-50563)).

4.1	Third Amendment to Subordinated Convertible Debentures and Subordinated Convertible Debenture Purchase Agreement entered into on April 26, 2012 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 27, 2012 (File No. 000-50563)).

10.1	Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 000-50563)).

10.2	Form of Restricted Stock Unit Award Agreement under Bakers Footwear Group, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 000-50563)).

10.3	Consent of Bank of America, N.A. entered into on April 26, 2012 (incorporated by reference to Exhibit 10.23.12 to the Company’s Annual Report on Form 10-K filed on April 27, 2012 (File No. 000-50563)).

10.4	Summary of May 14, 2012 Restricted Stock Unit Awards to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

10.5	Letter to Peter Edison outlining 2012 bonus levels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

10.6	Letter to Joe VanderPluym outlining 2012 bonus levels (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

10.7	Letter to Mark Ianni outlining 2012 bonus levels (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

10.8	Letter to Stan Tusman outlining 2012 bonus levels (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

10.9	Letter to Charles R. Daniel, III outlining 2012 bonus levels (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 000-50563)).

11.1	Statement regarding computation of per share earnings (incorporated by reference from Note 8 to the unaudited interim financial statements included herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at April 30, 2011, January 28, 2012, and April 28, 2012; (ii) Condensed Statements of Comprehensive Loss for the thirteen weeks ended April 30, 2011 and April 28, 2012; (iii) Condensed Statement of Shareholders’ Deficit; (iv) Condensed Statements of Cash Flows for the thirteen weeks ended April 30, 2011 and April 28, 2012; and (v) Notes to Condensed Financial Statements for the thirteen weeks ended April 28, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.